Form 10-K
period 2019-12-31
UNION BANKSHARES INC
filed 2020-03-13
CIK 706863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
(  ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2019	Commission file number	001-15985
UNION BANKSHARES, INC.

VERMONT	03-0283552
P.O. BOX 667
20 LOWER MAIN STREET
MORRISVILLE, VT 05661-0667
Registrant's telephone number:   802-888-6600
Former name, former address and former fiscal year, if changed since last report: Not applicable
Securities registered pursuant to section 12(b) of the Act:

Common Stock, $2.00 par value	UNB	The NASDAQ Stock Market LLC
(Title of class)	(Trading Symbol(s))	(Exchanges registered on)
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
Yes [  ] No [X]
The aggregate market value of the common stock held by non-affiliates of the registrant on June 30, 2019 was $145,240,175 based on the closing price on the NASDAQ Stock Market LLC on such date of $37.01 per share. For purposes of this calculation, all directors, executive officers, and named executives of the Registrant are assumed to be affiliates. Such assumption, however, shall not be deemed to be an admission of such status as to any such individual.

DOCUMENTS INCORPORATED BY REFERENCE
Specifically designated portions of the following documents are incorporated by reference in the indicated Part of this Annual Report on Form 10-K:

Document	Part
Proxy Statement for the 2020 Annual Meeting of Shareholders	III

UNION BANKSHARES, INC.

____________________

(a)
The information required by Part III Items 10, 11, 12, 13 and 14 is incorporated herein by reference, in whole or in part, from the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 20, 2020. The incorporation by reference herein of portions of the Proxy Statement shall not be deemed to specifically incorporate by reference the information referred to in Items 407(d)(1)-(3) of Regulation S-K. Incorporation by reference of this report into any registration statement filed by the Company under the Securities Act of 1933, as amended shall not be deemed to incorporate by reference the information referred to in Item 201(e) of Regulation S-K.

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
Factors that may cause results or performance to differ materially from those expressed in forward-looking statements include, but are not limited to:

•
weakness in the United States economy in general and the regional and local economies within Northern Vermont and New Hampshire, which could result in deterioration of credit quality, an increase in the allowance for loan losses or a reduced demand for the Company's credit products and services;

•
Increased competitive pressures, including those from tax-advantaged credit unions and other financial service providers in the Company's northern Vermont and New Hampshire market area or in the financial services industry generally, from increasing consolidation and integration of financial service providers, and from changes in technology and delivery systems;

•	Interest rates change in such a way that puts pressure on the Company's margins, or that results in lower fee income and lower gain on sale of real estate loans, or that increases interest costs;

•	Changes in tax or banking laws and regulations;

•	Changes in the level of nonperforming assets and charge-offs;

•	Changes in depositor behavior resulting in movement of funds out of bank deposits and into the stock market or other higher-yielding investments;

•	Changes in estimates of future reserve requirements based upon relevant regulatory and accounting requirements;

•	Changes in information technology that require increased capital spending or that result in new or increased risks;

•	Changes in consumer and business spending, borrowing and savings habits;

•
Changes in accounting principles, including those governing the manner of estimating our credit risk and calculating our loan loss reserve, as may be adopted by the regulatory agencies as well as the FASB, and other accounting standard setters;

•
Volatility in the securities markets that could adversely affect the value or credit quality of the Company's assets, impairment of goodwill, or the availability and terms of funding necessary to meet the Company's liquidity needs, and that could lead to impairment in the value of the securities in the Company's investment portfolio

•	Further changes to the regulations governing the calculation of the Company’s regulatory capital ratios;

•	Increased competitive pressures affecting the ability of the Company to attract, develop and retain employees;

•	Increased cybersecurity threats;

•	Changes in trade, monetary, and fiscal policies and laws, including interest rate policies of the FRB; and

•	Volatility in the financial markets and adverse impacts on the national, state and local economy, due to the Coronavirus pandemic or other significant external events.
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

PART I
Item 1.    Business

Certain Definitions: Capitalized terms used in the following discussion and not otherwise defined below have the meanings assigned to them in Note 1 to the Company's audited consolidated financial statements contained in Part II, item 8, page 50 of this Annual Report.

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
The Company's business is that of a community bank in the financial services industry. The Company has one definable business segment, Union Bank, which provides full retail, commercial, municipal banking, and asset management and trust services throughout its 20 banking offices, two loan centers, and several ATMs covering northern Vermont and northern New Hampshire. Also, many of Union's services are provided via the telephone, mobile devices, and through its website, www.ublocal.com. Union seeks to make a profit for the Company while providing quality retail banking services to individuals and commercial banking services to small and medium sized corporations, partnerships, and sole proprietorships, as well as nonprofit organizations, local municipalities and school districts within its market area.
The Company's income is derived principally from interest and fees on loans and earnings on other investments. Its primary expenses arise from interest paid on deposits and borrowings, salaries and wages, health insurance and other employee benefits and other general overhead expenses, including occupancy and equipment expenses. Our profitability depends primarily on net interest income, which is the difference between interest and dividend income on interest-earning assets and interest expense on interest-bearing liabilities. Interest-earning assets include loans, investment securities, and interest-earning deposits in banks. Interest-bearing liabilities primarily include customer deposit accounts and borrowings. Net interest income is dependent upon the level of interest rates and the extent to which such rates change, as well as changes in the volume of various categories of assets and liabilities. Our profitability is also dependent on the level of noninterest income (primarily gains on sale of real estate loans, loan servicing income, and service fees), provision for loan losses, noninterest expenses and income taxes. Our operations and profitability are subject to changes in interest rates, applicable statutes and regulations, changes in corporate tax rates, general economic conditions, the competitive environment, as well as other factors beyond our control.

Employees: The Company itself does not have any paid employees. As of December 31, 2019, Union employed 201 full time equivalent employees. Union employees are not represented by any collective bargaining group. Union maintains comprehensive employee benefit programs for its employees, including medical and dental insurance, long-term and short-term disability insurance, life insurance and a 401(k) plan. Management considers its employee relations to be good.

Description of Services: Services or products offered to our customers include, but are not limited to, the following:

•	Commercial loans for business purposes to business owners and investors for plant and equipment, working capital, real estate renovation and other sound business purposes;

•	Commercial real estate loans on income producing properties, including commercial construction loans;

•	SBA guaranteed loans;

•	Residential construction and mortgage loans;

•	Online cash management services, including account reconciliation, credit card depository, Automated Clearing House origination, wire transfers and night depository;

•	Merchant credit card services for the deposit and immediate credit of sales drafts;

•	Remote deposit capture for merchants;

•	Online mortgage applications;

•	Business checking accounts;

•	Standby letters of credit, bank checks or money orders, and safe deposit boxes;

•	ATM services;

•	Debit MasterCard and ATM cards;

•	Telephone, internet, and mobile banking services, including bill pay;

•	Home improvement loans and overdraft checking privileges against preauthorized lines of credit;

•
Retail depository services including personal checking accounts, checking accounts with interest, savings accounts, money market accounts, certificates of deposit, IRA/SEP/KEOGH accounts and Health Savings accounts; and

•	Asset management and trust services to individuals and organizations.
Consistent with the objective of the Company to serve the financial needs of individuals, businesses and others within its market areas, the Company seeks to concentrate its assets in loans. For the year ended December 31, 2019, the Company's rate of average loans to average deposits was 93.8%. To be consistent with the requirements of prudent banking practices, adequate levels of assets are invested in high-grade securities, FDIC insured certificates of deposits, or other prudent investment alternatives such as company-owned life insurance and investments in real estate limited partnerships for affordable housing. Deposits are the primary source of funds for use in lending, investing and for other general operating purposes. In addition we obtain funds from principal repayments, sales and prepayments of loans, securities and FDIC insured certificates of deposit. Other funding sources may include brokered deposits purchased through CDARS, ICS or through other deposit brokers, and borrowings from the FHLB, correspondent banks or the Federal Reserve discount window.

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

Regulation and Supervision
General
The following discussion addresses elements of the regulatory framework applicable to bank holding companies and their subsidiaries. This regulatory framework is intended primarily for the protection of depositors, the Federal Deposit Insurance Fund (“DIF”), and the banking system as a whole, rather than the protection of shareholders or non-depository creditors of a bank holding company such as the Company.
As a bank holding company, the Company is subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve System (“FRB”) under the Bank Holding Company Act of 1956, as amended (“BHCA”). As a state chartered commercial bank, Union Bank is subject to the regulation and supervision by the FDIC and the DFR.
The following is a summary of certain aspects of various statutes and regulations applicable to the Company and its subsidiary. This summary is not a comprehensive analysis of all applicable laws, and you should refer to the applicable statutes and regulations for more information. Changes in applicable laws or regulations, and in their interpretation and application by regulatory agencies and other governmental authorities, cannot be predicted, but may have a material effect on our business, financial condition or results of operations.
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

While the Dodd-Frank Act is focused principally on changes to the financial regulatory system, it includes several corporate governance, disclosure and compensation provisions applicable to public companies. Those provisions include:

•
A requirement that public companies solicit an advisory vote on executive compensation ("Say-on-Pay"), an advisory vote on the frequency of Say-on-Pay votes and, in the event of a merger or other extraordinary transaction, an advisory vote on certain "golden parachute" payments. The Company's last Say-on-Pay vote was held at the 2019 annual meeting with shareholders approving the Company's executive compensation program by a wide margin,

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
Although disclosure requirements for public companies increased under the Dodd-Frank Act, the Company is a “smaller reporting company” and as permitted under the rules and regulations of the SEC, has elected to provide certain scaled disclosures in this Annual Report and in its annual meeting proxy statement, including scaled disclosures regarding executive compensation.

Bank Holding Company Regulation
As a bank holding company, the Company is subject to regulation, supervision and examination by the FRB, which has the authority, among other things, to order bank holding companies to cease and desist from unsafe or unsound banking practices; to assess civil money penalties; and to order termination of non-banking activities or termination of ownership and control of a non-banking subsidiary by a bank holding company.
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

Acquisitions and Activities. Under the BHCA, the activities of bank holding companies, such as Union Bankshares Inc., and those of companies that they control, such as Union, or in which they hold more than 5% of the voting stock, are limited to banking, managing or controlling banks, furnishing services to or performing services for their subsidiaries, or certain activities that the FRB has determined to be so closely related to banking, managing or controlling banks as to be a proper incident thereto. Satisfactory capital ratios, CRA ratings and anti-money laundering policies are generally prerequisites to obtaining Federal regulatory approval to make acquisitions. Financial holding companies may engage in certain nonbanking activities not permitted for bank holding companies. Union Bankshares Inc. has not elected to become a financial holding company.
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

Regulation of Union Bank
Union is subject to regulation, supervision, and examination by the FDIC. Pursuant to the Dodd-Frank Act, the FRB may directly examine the subsidiary of the Company. The enforcement powers available to the federal banking regulators include, among other things, the ability to issue cease and desist or removal orders; to terminate insurance of deposits; to assess civil money penalties; to issue directives to increase capital; to place the Bank into receivership; and to initiate injunctive actions against banking organizations and institution-affiliated parties. There are no such enforcement actions currently in place against Union.
Deposit Insurance. As a member of the FDIC, the deposits of Union are permanently insured under the Deposit Insurance Fund (“DIF”) maintained by the FDIC up to $250,000 per ownership category. Under applicable federal laws and regulations, deposit insurance premium assessments to the DIF are based on a supervisory risk rating system, with the most favorably rated institutions paying the lowest premiums. Under this assessment system, risk is defined and measured using an institution's supervisory ratings, combined with certain other risk measures, including certain financial ratios and long-term debt issuer ratings. For the year ended December 31, 2019, the Bank's total FDIC insurance assessment expense was $271 thousand.
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
Federal Reserve Board Policies and Reserve Requirements. The monetary policies and regulations of the FRB have had a significant effect on the operating results of banks in the past and are expected to continue to do so in the future. FRB policies affect the levels of bank earnings on loans and investments and the levels of interest paid on bank deposits and borrowings through the Federal Reserve System's open-market operations in United States government securities, regulation of the discount rate and terms on bank borrowings from Federal Reserve Banks and regulation of nonearning reserve requirements. Regulation D promulgated by the FRB requires all depository institutions to maintain reserves against their transaction accounts (generally, demand deposits, NOW accounts and certain other types of accounts that permit payments or transfers to third parties) and nonpersonal nontime deposits (generally, money market deposit accounts or other savings deposits held by corporations or other depositors that are not natural persons, and certain types of time deposits), subject to certain exemptions. As of December 31, 2019, Union's reserve requirement was approximately $1.8 million, which was satisfied by vault cash.

Capital Adequacy and Safety and Soundness
Capital Adequacy Guidelines. The FDIC and other federal bank regulatory agencies adopted a final rule for leverage and risk-based capital requirements and the method for calculating risk-weighted assets which is consistent with agreements that were reached by the Basel Committee on Banking Supervision under the so-called Basel III framework and certain provisions of the Dodd-Frank Act. Among other things, the rule established a common equity Tier 1 capital ratio with a minimum requirement of 4.5%, increased the minimum Tier 1 risk based ratio from 4.0% to 6.0%, and assigned a higher risk weight of 150% to exposures that are more than 90 days past due or in nonaccrual status as well as certain commercial real estate loans that finance the acquisition, development or construction of real property. The final rule also required accumulated OCI be included for purposes of calculating regulatory capital unless a one time opt-out election was made during the first quarter of 2015. The Company and Union both made the election. The rule limits a banking organization's capital distributions and certain discretionary bonus payments if the banking organization does not hold a "capital conservation buffer" of 2.5% above the minimum capital ratio requirements. Following a multi-year phase in period, the 2.5% capital conservation buffer requirement became fully effective for the Company and Union on January 1, 2019.
The Economic Growth, Regulatory Relief and Consumer Protection Act of 2018 directed the federal banking regulators to adopt rules providing for a simplified regulatory capital framework for qualifying community banking organizations. In September 2019, the banking regulators finalized a rule that introduced the community bank leverage ratio (CBLR) framework as an optional simplified measure of capital adequacy for qualifying institutions. A banking organization with a Tier I leverage ratio greater than 9.0%, less than $10 billion in average consolidated assets, and limited amounts of off-balance sheet exposures and trading assets and liabilities may opt into the CBLR framework and will be deemed "well capitalized" and will not be required to report or calculate risk-based capital. A qualifying community bank may utilize the CBLR framework beginning with the March 31, 2020 regulatory capital calculation. A community banking organization that does not meet the requirements for use of the simplified CBLR framework will continue to calculate its regulatory capital ratios under existing guidelines. Please refer to Note 22 (Regulatory Capital Requirements) to the Company's audited consolidated financial statements contained in Part II, Item 8 of this Annual Report on Form 10-K for the regulatory capital ratios for the Company and Union as of December 31, 2019 and December 31, 2018.
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
The various federal banking agencies have adopted substantially similar regulations that define the five capital categories identified by FDICIA, using the Tier 1 Capital, Common Equity Tier 1 Capital, Total Capital and Leverage Ratios as the relevant capital measures. Such regulations establish various degrees of corrective action to be taken when an institution is considered undercapitalized. Under the regulations as in effect during 2019, a “well capitalized” institution must have a Tier 1 capital ratio of at least 8.0%, a Common Equity Tier 1 ratio of 6.5%, a total capital ratio of at least 10% and a leverage ratio of at least 5% and not be subject to a capital directive order.
At December 31, 2019, Union's Tier I and Total Risk Based Capital Ratios were 11.9% and 13.0% respectively, and its Leverage Capital Ratio was 8.1%, and it is considered well capitalized under applicable regulatory guidelines in effect as of such date. However, an increase in the amount of capital that the Company or Union must maintain in order to support a given level of assets would reduce the amount of leverage that our capital could support and increased volatility could be problematic. Our ability to increase our level of interest earning assets or to allocate those assets in the best manner to generate interest income may be adversely affected.
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

Consumer Protection Regulation
The Company and Union are subject to a number of federal and state laws designed to protect consumers and prohibit unfair or deceptive business practices, including, but not limited to, the Equal Credit Opportunity Act, the Fair Housing Act, the Home Ownership Protection Act, the Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act of 2003 (the “FACT Act”), GLBA, the Truth in Lending Act, CRA, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the National Flood Insurance Act and various state law counterparts. Union is also subject to laws and regulations to protect consumers in connection with their deposit or electronic transactions. These laws include the Truth in Savings Act, the Electronic Funds Transfer Act and the Expedited Funds Availability Act. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must interact with customers when taking deposits, making loans, collecting loans and providing other services. Further, the Dodd-Frank Act established the CFPB, which has the responsibility for making rules and regulations under the federal consumer protection laws relating to financial products and services. The CFPB also has a broad mandate to prohibit unfair or deceptive acts and practices and is specifically empowered to require certain disclosures to consumers and draft model disclosure forms under the various federal consumer protection laws. The CFPB is charged with enforcing consumer protection laws against banks with assets in excess of $10 billion, while community banks continue to be subject to the enforcement authority of their primary regulator. This supervisory structure may lead to conflicting regulatory guidance for community banks versus larger banks and increase regulatory costs and burdens. Failure to comply with consumer protection laws and regulations can subject financial institutions to enforcement actions, fines and other penalties.
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
Privacy and Customer Information Security. The GLBA requires financial institutions to implement policies and procedures regarding the disclosure of nonpublic personal information about consumers to nonaffiliated third parties. In general, we must provide our customers with a disclosure that explains our policies and procedures regarding the disclosure of such nonpublic personal information. We must also provide an updated notice if we change our information-sharing practices. Except as otherwise required or permitted by law, we are prohibited from disclosing nonpublic personal information except as provided in such policies and procedures. The GLBA also requires that we develop, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information (as defined under the GLBA), to protect against anticipated threats or hazards to the security or integrity of such information; and to protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer. We are also required to send a notice to customers whose “sensitive information” has been compromised if unauthorized use of this information is “reasonably possible.” Most of the states, including the states where we operate, have enacted legislation concerning breaches of data security and our duties in response to a data breach. Congress continues to consider federal legislation that would require consumer notice of data security breaches. Pursuant to the FACT Act, we have developed and implemented a written identity theft prevention program to detect, prevent, and mitigate identity theft in connection with the opening of certain accounts or certain existing accounts.
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

States were given the right, exercisable before June 1, 1997, to prohibit altogether or impose certain limitations on interstate mergers and the acquisition or establishment of interstate branches. The Dodd-Frank Act removed remaining state law impediments to de novo interstate branching. Although interstate banking and branching may result in increased competitive pressures in the markets in which the Company operates, interstate branching may also present competitive opportunities for locally-owned and managed banks, such as Union, that are familiar with the local markets and that emphasize personal service and prompt, local decision-making. The ability to branch interstate has also benefited Union, as it permitted the expansion of its banking operations into New Hampshire, with the conversion of its loan production office in Littleton to a full service branch in March of 2006, the May 2011 acquisition of three New Hampshire branches, the opening of a full service branch in Lincoln in 2014, and the opening of a loan production office in North Conway in 2018.
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
The USA Patriot Act also amended the BHC Act and the Bank Merger Act to require the federal banking agencies to consider the effectiveness of a financial institution's anti-money laundering program when reviewing applications under these acts for mergers, acquisitions, and certain other expansion activities.
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
NASDAQ. In response to the SOX Act, the NASDAQ Exchange on which the Company's common stock is listed, implemented comprehensive corporate governance listing standards, including rules strengthening director independence requirements for boards and committees of the board, the director nomination process and shareholder communication avenues. These rules require the Company to annually certify to the NASDAQ, after each annual meeting, that the Company is in compliance and will continue to comply with the NASDAQ corporate governance requirements.
Taxing Authorities. The Company and Union are subject to income taxes at the Federal level and are individually subject to state taxation based on the laws of each state in which they operate. The Company and Union file a consolidated federal tax return with a calendar year end. The Company and Union have filed separate tax returns for each state jurisdiction affected for 2018 and will do the same for 2019. No tax return is currently being examined or audited by any taxing authority that the Company is aware of. The taxing authorities also regulate the information reporting requirements that Union is subject to, and which continue to increase and require resources to comply with.

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
The Company will also provide copies of this 2019 Annual Report on Form 10-K, free of charge, upon written request to its Treasurer at the Company's main address, PO Box 667, Morrisville, VT 05661-0667. Shareholder meeting materials for our 2020 Annual Meeting are available at www.materials.proxyvote.com/905400 no later than the date on which they are mailed to shareholders.

Item 1A. Risk Factors
An investment in the Company involves risk, some of which, including market, liquidity, credit, operational, legal, compliance, reputational and strategic risks, could be substantial and is inherent in our business. The material risks and uncertainties that management believes affect the Company are described below. Any of the following risks could affect the Company’s financial condition and results of operations and could be material and/or adverse in nature. You should consider all of the following risks together with all of the other information in this Annual Report on Form 10-K.

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
At December 31, 2019, approximately 50% of our loan portfolio was comprised of commercial and commercial real estate loans. In general, commercial and commercial real estate loans have historically posed greater credit risks than owner occupied residential mortgage loans.  The repayment of commercial real estate loans depends on the business and financial condition of borrowers. Economic events and changes in government regulations, which we and our borrowers cannot control or reliably predict, could have an adverse impact on the cash flows generated by the businesses and properties securing our commercial and commercial real estate loans and on the values of the collateral securing those loans. Repayment of commercial loans depends substantially on the borrowers’ underlying business, financial condition and cash flows.  Commercial loans are generally collateralized by equipment, inventory, accounts receivable and other fixed assets.  Compared to real estate, that type of collateral is more difficult to monitor, its value is harder to ascertain, it may depreciate more rapidly and it may not be as readily saleable if repossessed.

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
Deposits are a lower cost and stable source of funding. We compete with banks and other financial institutions for deposits. Funding costs may increase if we lose deposits and are forced to replace them with more expensive sources of funding, if clients shift their deposits into higher cost products or if we need to raise interest rates to avoid losing deposits. Higher funding costs reduce our net interest margin, net interest income and net income.

Wholesale funding sources may prove insufficient to replace deposits at maturity and support our operations and future growth.
We and our bank subsidiary must maintain sufficient funds to respond to the needs of depositors and borrowers. To manage liquidity, we draw upon a number of funding sources in addition to core deposit growth and repayments and maturities of loans and investments. These sources include FHLB advances, liquidity lines of credit with correspondent banks, proceeds from the sale of investments and loans, and liquidity resources at the holding company. Our ability to manage liquidity will be severely constrained if we are unable to maintain access to funding or if adequate financing is not available to accommodate future growth at acceptable costs. In addition, if we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs. In this case, operating margins and profitability would be adversely affected. Turbulence in the capital and credit markets may adversely affect our liquidity and financial condition and the willingness of certain counterparties and customers to do business with us.

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
The federal banking agencies issued a joint final rule, or the “Final Capital Rule,” that implemented the Basel III capital standards and established the minimum capital levels required under the Dodd-Frank Act which became effective as of January 1, 2015. The Final Capital Rule established a minimum common equity Tier I capital ratio of 6.5% of risk-weighted assets for a “well capitalized” institution and increased the minimum Tier I capital ratio for a “well capitalized” institution from 6.0% to 8.0%. Additionally, subject to a transition period, the Final Capital Rule requires an institution to maintain a 2.5% common equity Tier I capital conservation buffer over the 6.5% minimum risk-based capital requirement for “adequately capitalized” institutions, or face restrictions on the ability to pay dividends or discretionary bonuses, and engage in share repurchases. The Final Capital Rule increased the required capital for certain categories of assets, including high-volatility construction real estate loans and certain exposures related to securitizations; however, the Final Capital Rule retained the current capital treatment of residential mortgages. Under the Final Capital Rule, we made a one-time, permanent election to continue to exclude accumulated other comprehensive income from capital. If we had not made this election, unrealized gains and losses would be included in the calculation of our regulatory capital. Although, as mandated by the Economic Growth, Regulatory Relief and Consumer Protection Act of 2018, the federal banking regulators in 2019 adopted a simplified capital framework known as the community bank leverage ratio (CBLR) framework for qualifying community banks which will become effective with the March 31, 2020 regulatory capital calculation, the Company is unlikely to qualify to utilize the CBLR framework as of such date. To the extent that the Company does not qualify to utilize the CBLR framework, further increases in applicable capital requirements may adversely affect our ability to pay dividends, or require us to reduce business levels or raise capital, including in ways that may adversely affect our results of operations or financial condition.

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
Our businesses and operations are also subject to increasing regulatory oversight and scrutiny, which could lead to regulatory investigations or enforcement actions. These and other initiatives from federal and state officials could result in judgments, settlements, fines or penalties, or cause us to be required to restructure our operations and activities, all of which could lead to reputational damage, or higher operational costs, thereby reducing our revenue.

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

We are subject to reputational risk.
We are dependent on our reputation within our market area, as a trusted and responsible financial service provider, for all aspects of our relationships with customers, employees, vendors, third-party service providers, and others, with whom we conduct business or potential future business. Our actual or perceived failure to (a) identify and address potential conflicts of interest, ethical issues, money-laundering, or privacy issues; (b) meet legal and regulatory requirements applicable to the Bank and to the Company; (c) maintain the privacy of customer and accompanying personal information; or (d) maintain adequate record keeping; and (e) identify the legal, reputational, credit, liquidity and market risks inherent in our products, could give rise to reputational risk that could harm our business prospects and adversely affect our financial condition and results of operations. If we fail to address any of these issues in an appropriate manner, we could be subject to additional legal risks, which, in turn, could increase the size and number of litigation claims and damages asserted or subject us to enforcement actions, fines and penalties and cause us to incur related costs and expenses. Our ability to attract and retain customers and employees could be adversely affected to the extent our reputation is damaged.

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
Third party vendors provide key components of our business infrastructure such as internet connections, network access and core application processing. While we have selected these third party vendors carefully, we do not control their actions. Any problems caused by these third parties, including as a result of their not providing us their services for any reason or their performing their services poorly, could adversely affect our ability to deliver products and services to our customers or otherwise conduct our business efficiently and effectively. Replacing these third party vendors could also entail significant business disruption, delay and expense.

We are a holding company and depend on Union Bank for dividends, distributions and other payments.
We are legal entity that is separate and distinct from Union Bank. Our revenue (on a parent company only basis) is derived primarily from interest and dividends paid to us by Union Bank. Our right, and consequently the right of our shareholders, to participate in any distribution of the assets or earnings of any subsidiary through the payment of such dividends or otherwise is necessarily subject to the prior claims of creditors (including depositors, in the case of Union Bank), except to the extent that certain claims of Union in a creditor capacity may be recognized.

Our stockholders may not receive dividends on our common stock.
Holders of our common stock are entitled to receive dividends only when, as and if declared by our board of directors. Although we have historically declared cash dividends on our common stock, we are not required to do so and our board of directors may reduce or eliminate our common stock dividend in the future. The FRB has the authority to prohibit a bank holding company, such as us, from paying dividends if it deems such payment to be an unsafe or unsound practice. The FDIC has the authority to use its enforcement powers to prohibit Union from paying dividends to us if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice. Federal law also prohibits the payment of dividends by a bank that will result in the bank failing to meet its applicable capital requirements on a pro forma basis. Further, our ability to pay dividends would be restricted if we do not maintain a required capital conservation buffer under applicable regulatory capital rules. A reduction or elimination of dividends could adversely affect the market price of our common stock.

Changes in accounting standards can be difficult to predict and can materially impact how we record and report our financial condition and results of operations.
Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. From time to time, the FASB changes the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can be hard to anticipate and implement and can materially impact how we record and report our financial condition and results of operations. For example, the FASB’s current financial instruments project will significantly change the way the Company's loan loss provision is determined, from an incurred loss model to an expected loss model.

Our financial statements are based in part on assumptions and estimates, which, if wrong, could cause unexpected losses in the future.
Pursuant to GAAP, we are required to use certain assumptions and estimates in preparing our financial statements, including in determining credit loss reserves, reserves related to litigation and the fair value of certain assets and liabilities, among other items. If the assumptions or estimates underlying our financial statements are incorrect, we may experience material losses.

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
When we acquire a business, a portion of the purchase price of the acquisition may be allocated to goodwill and other identifiable intangible assets. The excess of the purchase price over the fair value of the net identifiable tangible and intangible assets acquired determines the amount of the purchase price that is allocated to goodwill acquired. At December 31, 2019, our goodwill and other identifiable intangible assets were approximately $2.5 million. Under current accounting standards, if we determine that goodwill or intangible assets are impaired, we would be required to write down the value of these assets to fair value. We conduct an annual review, or more frequently if events or circumstances warrant such, to determine whether goodwill is impaired. We recently completed our goodwill impairment analysis as of December 31, 2019 and concluded goodwill was not impaired. We conduct a review of our other intangible assets for impairment should events or circumstances warrant such. We cannot provide assurance that we will not be required to take an impairment charge in the future. Any impairment charge would have a negative effect on our shareholders’ equity and financial results and may cause a decline in our stock price.
Item 1B. Unresolved Staff Comments
None
Item 2. Properties
As of December 31, 2019, Union operated 15 community banking locations in Lamoille, Caledonia, Chittenden, Franklin and Washington counties of Vermont, five in Grafton and Coos counties of New Hampshire and loan centers in Willistion, Vermont and North Conway, New Hampshire. In addition as of such date, Union also operated several ATMs in northern Vermont and New Hampshire. Union owns, free of encumbrances, 17 of its branch locations and its headquarters and leases three branch locations, the NH loan center location, the land the Williston branch and loan center was built on and certain ATM premises from third parties under terms and conditions considered by management to be favorable to Union. Union also owns or leases certain properties contiguous to its branch locations for staff and customer parking convenience.
Additional information relating to the Company's properties as of December 31, 2019, is set forth in Notes 8 and 9 to the consolidated financial statements contained in Part II, Item 8 of this Annual Report.
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

On February 28, 2020, there were 4,473,186 shares of common stock outstanding held by 503 stockholders of record. The number of stockholders does not reflect the number of beneficial owners, including persons or entities who may hold the stock in nominee or “street name.”
Repurchase of Common Stock
There was no repurchase of the Company's equity securities during the quarter ended December 31, 2019.

Securities Authorized for Issuance Under Equity Compensation Plans
Information regarding equity securities authorized for issuance under the Company's equity compensation plans is included in Part III, Item 12 of this Annual Report under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”, and is incorporated herein by reference.

Five Year Performance Graph: The following graph illustrates the annual percentage change in the cumulative total shareholder return of the Company's common stock for the period December 31, 2014 through December 31, 2019. For purposes of comparison, the graph illustrates comparable shareholder returns of the SNL Bank $500M-$1B Index and the NASDAQ Composite Index. The graph assumes a $100 investment on December 31, 2014 in each case and measures the amount by which the market value, assuming reinvestment of dividends, has changed during the five year period ended December 31, 2019.

	Period Ended
Index	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
Union Bankshares, Inc.	100.00	122.37	206.58	247.03	228.11	179.05
NASDAQ Composite	100.00	106.96	116.45	150.96	146.67	200.49
SNL Bank $500M-$1B	100.00	112.87	152.40	185.93	179.45	231.13
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

	At or For The Years Ended December 31,
	2019	2018	2017	2016	2015
Financial Condition Data:	(Dollars in thousands, except per share data)
Investment securities	$87,393	$73,405	$66,439	$66,555	$59,327
Loans and loans held for sale	677,686	645,360	594,562	541,093	506,141
Allowance for loan losses	6,122	5,739	5,408	5,247	5,201
Total assets	872,912	805,337	745,831	691,381	628,879
Deposits	744,027	706,770	647,574	597,660	560,408
Borrowed funds	47,164	27,821	31,581	31,595	9,564
Stockholders' equity	71,843	64,491	58,661	56,279	53,568
Operating Data:
Interest and dividend income	$36,002	$32,180	$29,017	$26,836	$25,144
Interest expense	5,616	3,581	2,255	2,061	2,025
Net interest income	30,386	28,599	26,762	24,775	23,119
Provision for loan losses	775	450	200	150	550
Net interest income after provision for loan losses	29,611	28,149	26,562	24,625	22,569
Noninterest income	10,323	9,473	9,395	10,140	9,792
Noninterest expenses	27,456	29,277	23,848	23,618	21,765
Income before provision for income taxes	12,478	8,345	12,109	11,147	10,596
Provision for income taxes	1,830	1,273	3,660	2,636	2,718
Net income	$10,648	$7,072	$8,449	$8,511	$7,878
Ratios:
Return on average assets	1.30%	0.94%	1.21%	1.30%	1.27%
Return on average equity	15.63%	11.80%	14.53%	15.25%	14.80%
Net interest margin (1)	4.05%	4.08%	4.22%	4.17%	4.10%
Efficiency ratio (2)	66.65%	76.22%	64.52%	67.97%	66.25%
Net interest spread (3)	3.86%	3.95%	4.13%	4.09%	4.02%
Total loans to deposits ratio	91.08%	91.31%	91.81%	90.54%	90.32%
Net loan charge-offs to average loans not held for sale	0.06%	0.02%	0.01%	0.02%	0.01%
Allowance for loan losses to loans not held for sale	0.91%	0.89%	0.92%	0.98%	1.04%
Nonperforming assets to total assets (4)	0.40%	0.24%	0.23%	0.63%	0.53%
Equity to assets	8.23%	8.01%	7.87%	8.14%	8.52%
Total capital to risk weighted assets	13.02%	12.86%	13.66%	13.32%	13.42%
Per common share data:
Book value per common share	$16.06	$14.44	$13.14	$12.61	$12.02
Earnings per common share	$2.38	$1.58	$1.89	$1.91	$1.77
Dividends paid per common share	$1.24	$1.20	$1.16	$1.11	$1.08
Dividend payout ratio (5)	52.10%	75.95%	61.38%	58.12%	61.02%
____________________

(1)	The ratio of tax equivalent net interest income to average earning assets. See page 27 in Part II, Item 7 of this Annual Report for more information.

(2)	The ratio of noninterest expense to tax equivalent net interest income and noninterest income, excluding securities gains (losses).

(3)	The difference between the average rate earned on earning assets and the average rate paid on interest bearing liabilities. See page 27 in Part II, Item 7 of this Annual Report for more information.

(4)	Nonperforming assets are loans or investment securities that are in nonaccrual or 90 or more days past due as well as OREO or OAO.

(5)	Cash dividends declared and paid per common share divided by consolidated net income per share.
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
GENERAL
The following discussion and analysis by management focuses on those factors that, in management's view, had a material effect on the consolidated financial position of Union Bankshares, Inc. ("the Company," "our," "we," "us") and its subsidiary, Union Bank ("Union"), as of December 31, 2019 and 2018, and its consolidated results of operations for the years then ended. The Company is considered a "smaller reporting company" under the disclosure rules of the SEC. Accordingly, the Company has elected to provide its audited statements of income, comprehensive income, cash flows, and changes in stockholders' equity for a two year, rather than a three year period and intends to provide smaller reporting company scaled disclosures where management deems appropriate.

This discussion is being presented to provide a narrative explanation of the consolidated financial statements and should be read in conjunction with the consolidated financial statements and related notes and with other financial data contained in Item 8, Part II of this Annual Report. The purpose of this presentation is to enhance overall financial disclosures and to provide information about historical financial performance and developing trends as a means to assess to what extent past performance can be used to evaluate the prospects for future performance. Management is not aware of the occurrence of any events after December 31, 2019 which would materially affect the information presented.
CERTAIN DEFINITIONS
Capitalized terms used in the following discussion and not otherwise defined below have the meanings assigned to them in Note 1 to the Company's audited consolidated financial statements contained in Part II, item 8, page 50 of this Annual Report.
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

The discussion below includes references to the Company's net income and earnings per share for the year ended December 31, 2018 before deduction of expenses related to termination of Union's Defined Benefit Pension Plan during the fourth quarter of 2018. In management's view, that information, which is considered non-GAAP information, may be useful to investors as it will improve comparability of core operations year over year and in future periods. The non-GAAP net income amount and EPS reflect adjustments of the non-recurring charges associated with termination of Union’s Defined Benefit Pension Plan, net of tax effect. A reconciliation of the non-GAAP information to GAAP net income and EPS is provided below.

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
Other than temporary impairment of securities
The OTTI decision is a critical accounting policy for the Company. Accounting guidance requires a company to perform periodic reviews of individual debt securities in its investment portfolio to determine whether a decline in the value of a security is OTT. A review of OTTI requires management to make certain judgments regarding the cause and materiality of the decline, its effect on the financial statements and the probability, extent and timing of a valuation recovery, the Company's intent and ability to continue to hold the security, and, with respect to debt securities, the likelihood that the Company will have to sell the security before its value recovers. Pursuant to these requirements, management assesses valuation declines to determine the extent to which such changes are attributable to (1) fundamental factors specific to the issuer, such as the nature of the issuer and its financial condition, business prospects or other factors or (2) market-related factors, such as interest rates or equity market declines. Declines in the fair value of debt securities below their costs that are deemed by management to be OTT are recorded in earnings as realized losses to the extent they are deemed credit losses, with noncredit losses recorded in OCI (loss). Once an OTT loss on a debt security is realized, subsequent gains in the value of the security may not be recognized in income until the security is sold.

Mortgage servicing rights
MSRs associated with loans originated and sold, where servicing is retained, are required to be capitalized and initially recorded at fair value on the acquisition date and are subsequently accounted for using the “amortization method”. Mortgage servicing rights are amortized against non-interest income in proportion to, and over the period of, estimated future net servicing income of the underlying financial assets. The value of capitalized servicing rights represents the estimated present value of the future servicing fees arising from the right to service loans for third parties. The carrying value of the mortgage servicing rights is periodically reviewed for impairment based on a determination of estimated fair value compared to amortized cost, and impairment, if any, is recognized through a valuation allowance and is recorded as a reduction of non-interest income. Subsequent improvement (if any) in the estimated fair value of impaired mortgage servicing rights is reflected in a positive valuation adjustment and is recognized in non-interest income up to (but not in excess of) the amount of the prior impairment. Critical accounting policies for mortgage servicing rights relate to the initial valuation and subsequent impairment tests. The methodology used to determine the valuation of mortgage servicing rights requires the development and use of a number of estimates, including anticipated principal amortization and prepayments. Factors that may significantly affect the estimates used are changes in interest rates and the payment performance of the underlying loans. The Company analyzes and accounts for the value of its servicing rights with the assistance of a third party consultant.
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
Pension liabilities
The Company's defined benefit pension obligation and net periodic benefit costs, reflected in its financial statements for the year ended December 31, 2018, were actuarially determined based on the following assumptions: discount rate, current and expected future return on plan assets, anticipated mortality rates, and Consumer Price Index rate. Prior to termination of the plan in the fourth quarter of 2018, the determination of the defined benefit pension obligation and net periodic benefit cost was a critical accounting estimate as it required the use of estimates and judgments related to the amount and timing of expected future cash outflows for benefit payments and cash inflows for maturities and returns on plan assets as well as Company contributions. Changes in estimates, assumptions and actual results could have a material impact on the Company's reported financial condition and/or results of operations for 2018 and prior periods.
Other
The Company also has other key accounting policies, which involve the use of estimates, judgments and assumptions, that are significant to understanding the Company's financial condition and results of operations, including the valuation of deferred taxes, investment securities and OREO. The most significant accounting policies followed by the Company are presented in Note 1 to the consolidated financial statements and in the section below under the caption “FINANCIAL CONDITION” and the subcaptions “Allowance for Loan Losses and Credit Quality” and ”Investment Activities”. Although management believes that its estimates, assumptions and judgments are reasonable, they are based upon information presently available and can be impacted by events outside the control of the Company. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.
OVERVIEW
During 2019, the Federal Reserve reduced the Federal Funds target rate from 2.5% to 1.75%, which also resulted in a decrease in the national prime rate from 5.5% to 4.75%. The Company holds variable rate loans in the portfolio that are indexed to the national prime rate, however, not all of these variable rate loans are set to reprice immediately upon a change to the index. Therefore, the Company did not recognize an immediate decline in loan interest income related to this reduction in rates. The decrease in rates on a national level does impact the interest rates offered on new loans and has resulted in rate reduction requests from select customers with existing loans.
The Company opened two full service branch locations in Chittenden County, Vermont in May and August of 2019. The new locations have contributed to increases in customer loan and deposit balances on the balance sheet, but have also contributed to increases in overhead expense, specifically related to salaries and wages, occupancy and equipment expenses.
The Company's net income was $10.6 million, or $2.38 per share, for 2019 compared to $7.1 million, or $1.58 per share for 2018. The increase in net income reflects the combined effect of increases in net interest income of $1.8 million or 6.2%, and in noninterest income of $850 thousand, or 9.0%, and a decrease in noninterest expense of $1.8 million, or 6.2%, which was partially offset by an increases in the provision for loan losses of $325 thousand, or 72.2%, and in the provision for income taxes of $557 thousand, or 43.8%.
The Company's net income for 2018 included the one-time charges of $3.7 million (net of tax effect) related to the settlement of the assets and liabilities of the Defined Benefit Pension Plan; absent those charges, the Company would have reported net income of $10.8 million, or $2.42 per share, for the year ended December 31, 2018. (Please refer to the discussion under "Non-GAAP Financial Measures", including the reconciliation to GAAP net income for the year ended December 31, 2018.)
As of December 31, 2019, the Company had total consolidated assets of $872.9 million, an increase of 8.4% compared to December 31, 2018. The growth year over year is attributable to strong loan demand, funded with customer deposits, low rate funding options from the FHLB, and purchased deposits.
Net loans and loans held for sale increased $32.0 million or 5.0%, to $672.6 million, or 77.1% of total assets, at December 31, 2019, compared to $640.6 million, or 79.5% of total assets, at December 31, 2018. The Company experienced growth in all loan classes except municipal loans which decreased $5.5 million, or 11.29%, year over year.
The Company's primary source of funding, customer deposits, increased $37.3 million, or 5.3%, to reach $744.0 million at December 31, 2019. During 2019, management successfully focused on growing deposits by not only expanding its branch network, but by also enhancing its products and services to meet the needs of customers. This organic growth was supplemented by the use of purchased deposits.
The Company's total capital increased from $64.5 million at December 31, 2018 to $71.8 million at December 31, 2019. This increase reflects net income of $10.6 million for 2019, less regular cash dividends paid of $5.5 million, and a $2.0 million increase in accumulated OCI resulting primarily from increases in the fair market value of the Company's investment portfolio. (See Capital Resources on page 41.)
RESULTS OF OPERATIONS
For the year ended December 31, 2019, net income was $10.6 million compared to $7.1 million for the year ended December 31, 2018. The primary components of these results, which include net interest income, provision for loan losses, noninterest income, noninterest expenses, and provision for income taxes, are discussed below:
Net Interest Income. The largest component of the Company’s operating income is net interest income, which is the difference between interest and dividend income received from interest earning assets and the interest paid on interest bearing liabilities. Net interest income is affected by various factors, including but not limited to: changes in interest rates, loan and deposit pricing strategies, the volume and mix of interest earning assets and interest bearing liabilities, and the level of nonperforming assets. The net interest margin is calculated as net interest income on a fully tax equivalent basis as a percentage of average interest earning assets. The net interest margin for the years ended December 31, 2019 and 2018 was 4.05%, and 4.08%, respectively.
Net interest income was $30.4 million on a fully tax equivalent basis for 2019, compared to $28.6 million for 2018, an increase of $1.8 million, or 6.2%. The increase in net interest income is reflective of growth in average earning assets of $51.3 million, or 7.2% during 2019 and a 20 bp increase in the average yield on average earning assets. These increases were partially offset by an increase of $45.5 million, or 8.1% in average interest bearing liabilities and a 29 bp increase in average rates paid on interest bearing liabilities. As illustrated in the Rate/Volume Analysis in the following pages, the increase in volume of average loan balances of $41.2 million, or 6.7%, compared to 2018 was the primary driver of the increase in interest income. Conversely, the increase in rates paid on customer deposit balances was the primary driver of the increase in interest expense. As a result, the net interest margin decreased three bp to 4.05% in 2019 compared to 4.08% in 2018.
The average cost of funding, which is tied primarily to our customer deposits, increased 29 bp to 0.92% for the year ended December 31, 2019, compared to 0.63% for the year ended December 31, 2018. During 2019, Union's municipal and commercial customers continued to utilize the ICS account, a fully FDIC insured money market account through Promontory Interfinancial Network, contributing to the $4.4 million, or 1.70%, increase in average balances in savings and money market accounts. Average time deposits increased $29.2 million, or 25.03% during 2019 due to deposit accounts opened at the newest branch locations in Chittenden County, Vermont and deposit gathering strategies utilized throughout the remainder of the branch network. Additionally, the average rate paid on savings and money market accounts increased 19 bps to 0.74% for the year ended December 31, 2019, compared to 0.55% for the year ended December 31, 2018 and the average rate paid on time deposits increased 54 bps to 1.58% for the year ended December 31, 2019, compared to 1.04% for the year ended December 31, 2018. The average balance of borrowed funds decreased $2.4 million, or 5.5%, for the year ended December 31, 2019, however the average rate paid increased 53 bps, to 2.18% for the year ended December 31, 2019. See the following tables for details.

The following table shows for the periods indicated the total amount of tax equivalent interest income from average interest earning assets, the related average tax equivalent yields, the tax equivalent interest expense associated with average interest bearing liabilities, the related tax equivalent average rates paid, and the resulting tax equivalent net interest spread and margin:

	Years Ended December 31,
	2019			2018			2017
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Average Assets:
Federal funds sold and overnight deposits	$14,808	$190	1.26%	$12,274	$104	0.84%	$17,700	$114	0.64%
Interest bearing deposits in banks	7,813	195	2.49%	9,805	207	2.11%	8,642	147	1.70%
Investment securities (1), (2)	81,602	2,265	2.91%	71,673	1,836	2.75%	66,925	1,678	2.96%
Loans, net (1), (3)	656,937	33,209	5.12%	615,739	29,883	4.91%	560,059	26,978	4.92%
Nonmarketable equity securities	2,433	143	5.89%	2,840	150	5.27%	2,423	100	4.12%
Total interest earning assets (1)	763,593	36,002	4.78%	712,331	32,180	4.58%	655,749	29,017	4.56%
Cash and due from banks	5,027			4,264			4,217
Premises and equipment	19,177			15,043			13,286
Other assets	28,608			22,769			22,477
Total assets	$816,405			$754,407			$695,729
Average Liabilities and Stockholders' Equity:
Interest bearing checking accounts	$161,789	$487	0.30%	$147,553	$233	0.16%	$147,677	$205	0.14%
Savings/money market accounts	262,105	1,937	0.74%	257,717	1,423	0.55%	233,345	856	0.37%
Time deposits	145,935	2,301	1.58%	116,717	1,215	1.04%	103,019	710	0.69%
Borrowed funds	40,230	891	2.18%	42,582	710	1.65%	35,190	484	1.36%
Total interest bearing liabilities	610,059	5,616	0.92%	564,569	3,581	0.63%	519,231	2,255	0.43%
Noninterest bearing deposits	130,322			121,902			112,914
Other liabilities	7,916			7,986			5,446
Total liabilities	748,297			694,457			637,591
Stockholders' equity	68,108			59,950			58,138
Total liabilities and stockholders’ equity	$816,405			$754,407			$695,729
Net interest income		$30,386			$28,599			$26,762
Net interest spread (1)			3.86%			3.95%			4.13%
Net interest margin (1)			4.05%			4.08%			4.22%
____________________

(1)	Average yields reported on a tax equivalent basis using a marginal federal corporate income tax rate of 21% for the years ended December 31, 2019 and 2018 and 34% for the year ended December 31, 2017.

(2)	Average balances of investment securities are calculated on the amortized cost basis and include nonaccrual securities, if applicable.

(3)	Includes loans held for sale as well as nonaccrual loans, unamortized costs and premiums and is net of the ALL.

Tax exempt interest income amounted to $2.4 million, and $2.0 million for the years ended December 31, 2019 and 2018, respectively. The following table presents the effect of tax exempt income on the calculation of net interest income, using a marginal federal corporate income tax rate of 21% for the years ended December 31, 2019 and 2018:

	Years Ended December 31,
	2019	2018
	(Dollars in thousands)
Net interest income as presented	$30,386	$28,599
Effect of tax-exempt interest
Investment securities	109	136
Loans	405	328
Net interest income, tax equivalent	$30,900	$29,063

Rate/Volume Analysis. The following table describes the extent to which changes in average interest rates (on a fully tax equivalent basis) and changes in volume of average interest earning assets and interest bearing liabilities have affected the Company's interest income and interest expense during the periods indicated. For each category of interest earning assets and interest bearing liabilities, information is provided on changes attributable to:

•	changes in volume (change in volume multiplied by prior rate);

•	changes in rate (change in rate multiplied by prior volume); and

•	total change in rate and volume.

Changes attributable to both rate and volume have been allocated proportionately to the change due to volume and the change due to rate.

	Year Ended December 31, 2019 Compared to Year Ended December 31, 2018 Increase/(Decrease) Due to Change In			Year Ended December 31, 2018 Compared to Year Ended December 31, 2017 Increase/(Decrease) Due to Change In
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in thousands)
Interest earning assets:
Federal funds sold and overnight deposits	$25	$61	$86	$(40)	$30	$(10)
Interest bearing deposits in banks	(46)	34	(12)	22	38	60
Investment securities	300	129	429	223	(65)	158
Loans, net	2,036	1,290	3,326	3,008	(103)	2,905
Nonmarketable equity securities	(23)	16	(7)	19	31	50
Total interest earning assets	$2,292	$1,530	$3,822	$3,232	$(69)	$3,163
Interest bearing liabilities:
Interest bearing checking accounts	$25	$229	$254	$—	$28	$28
Savings/money market accounts	24	490	514	97	470	567
Time deposits	355	731	1,086	104	401	505
Borrowed funds	(39)	220	181	112	114	226
Total interest bearing liabilities	$365	$1,670	$2,035	$313	$1,013	$1,326
Net change in net interest income	$1,927	$(140)	$1,787	$2,919	$(1,082)	$1,837

Provision for Loan Losses. The provision for loan losses was $775 thousand and $450 thousand for the years ended December 31, 2019 and 2018 , respectively. The provision for 2019 was deemed appropriate by management based on the size and mix of the loan portfolio, the level of nonperforming loans, the results of the qualitative factor review and economic conditions. For further details, see FINANCIAL CONDITION Asset Quality and Allowance for Loan Losses below.

Noninterest Income. The following table sets forth the components of noninterest income for the years ended December 31, 2019 and 2018 :

	For The Years Ended December 31,
	2019	2018	$ Variance	% Variance
	(Dollars in thousands)
Trust income	$692	$751	$(59)	(7.9)
Service fees	6,108	6,151	(43)	(0.7)
Net gains on sales of investment securities AFS	25	10	15	150.0%
Net gains on sales of loans held for sale	2,895	1,847	1,048	56.7
Income from Company-owned life insurance	281	488	(207)	(42.4)
Other income	322	226	96	42.5
Total noninterest income	$10,323	$9,473	$850	9.0
The significant changes in noninterest income for the year ended December 31, 2019 compared to the year ended December 31, 2018 are described below:

•
Trust income. The decrease in trust income is primarily due to the absence of income from Union's defined benefit pension plan during 2019 as a result of the termination of the plan and settlement of the plan's assets and liabilities in the fourth quarter of 2018.

•
Service fees. Service fees decreased for the year ended December 31, 2019 primarily due to a reduction in credit card income of $125 thousand as the Company sold its corporate credit card portfolio in 2018, and a $29 thousand reduction in service charges on deposit accounts. These decreases were partially offset by an increase in loan servicing fees of $56 thousand due to the increase in our serviced loan portfolio from $534.2 million at December 31, 2018 to $579.9 million at December 31, 2019, or an increase of 8.6%, and an additional increase of $62 thousand in ATM network income.

•
Net gains on sales of loans held for sale. Continuing the Company's strategy to mitigate long-term interest rate risk, residential and commercial loans totaling $158.3 million were sold to the secondary market during 2019, versus residential and commercial loan sales of $116.7 million during 2018. The increase in net gains on sales of real estate loans reflects both an increase in the volume of sold loans and higher premiums on those sales due to a declining rate environment in 2019, compared to a rising rate environment during most of 2018.

•
Income from Company-owned life insurance. COLI income decreased $207 thousand due to the receipt in 2018 of $252 thousand of proceeds from the death benefit on an insurance policy on the life of a former director, despite an increase in 2019 as a result of a $3.0 million purchase of additional COLI covering select officers of Union during the third quarter.

•
Other income. Other income increased for 2019 compared to 2018 due to increases of $131 thousand in prepayment penalties from early payoff of commercial loans, $52 thousand in oil and gas income and income from MSRs, net of amortization of $72 thousand between periods. The increase in MSR income is due to higher volumes of loans sold in 2019. Other income for 2018 included the gain on the sale of a bank owned branch building of $191 thousand.

Noninterest Expense. The following table sets forth the components of noninterest expenses for the years ended December 31, 2019 and 2018:

	For The Years Ended December 31,
	2019	2018	$ Variance	% Variance
	(Dollars in thousands)
Salaries and wages	$11,821	$10,748	$1,073	10.0
Pension expense	—	4,631	(4,631)	(100.0)
Employee benefits	4,194	3,653	541	14.8
Occupancy expense, net	1,806	1,447	359	24.8
Equipment expense	2,475	2,134	341	16.0
ATM network and debit card expense	790	690	100	14.5
Advertising and public relations	555	456	99	21.7
Vermont franchise tax	678	620	58	9.4
FDIC insurance assessment	271	350	(79)	(22.6)
Professional fees	701	625	76	12.2
Director and advisory board fees	502	450	52	11.6
Other expenses	3,663	3,473	190	5.5
Total noninterest expense	$27,456	$29,277	$(1,821)	(6.2)
The significant changes in noninterest expense for the year ended December 31, 2019 compared to the year ended December 31, 2018 are described below:

•
Salaries and wages. The $1.1 million increase in salaries and wages is due to normal annual salary increases, an increase of $287 thousand in commissions paid to mortgage loan originators, an increase of $145 thousand in incentive bonus payments to select officers of Union, increases in staff for new branch locations as well as additions in support departments which resulted in an increase of 6 full time equivalent employees from 195 to 201 as of December 31, 2019.

•
Pension expense. There were no expenses related to Union's Defined Benefit Pension Plan incurred in 2019, as the settlement of all assets and liabilities under the Plan was completed by December 31, 2018.

•
Employee benefits. The increase in employee benefits is due to a $264 thousand increase in premium costs on insurance provided by the Company to its employees, an increase of $66 thousand in 401k contributions, and an increase of $152 thousand in other employee benefits related to the Company's deferred compensation plans.

•
Occupancy expense, net. The Company's occupancy expenses increased $359 thousand due to increases in depreciation expense, utilities, and repairs and maintenance. These increases are primarily due to our branch expansion projects with the opening of two full service branches in Vermont during 2019 and a loan production office in New Hampshire on December 31, 2018.

•	Equipment expense. The increase in equipment expenses between periods is due to a $206 thousand increase in depreciation expense and a $136 thousand increase in software license and maintenance costs.

•
ATM network and debit card expense. The $100 thousand increase in expenses during 2019 is due to a $45 thousand increase in expenses related to the redemption of reward points customers earned on signature based debit card transactions. Additionally, changes in services with ATM and debit card service providers have resulted in an increase in expense of $55 thousand between periods.

•
Advertising and public relations. Advertising and public relations costs increased during 2019 as anticipated for items related to the new branch locations. Also, in 2019 Union created a new brand anthem video to be utilized in several media channels.

•	Vermont franchise taxes. The overall increase in deposit accounts during 2019 resulted in an increase in Vermont franchise tax expense.

•
FDIC insurance assessment. The FDIC awarded assessment credits to banks having total consolidated assets of less than $10 billion for the portion of their assessments that contributed to the growth in the Deposit Insurance Reserve Ratio. Union was awarded a credit in the amount of $179 thousand which was utilized in 2019. Application of this credit resulted in a reduction in expense for the year ended December 31, 2019 compared to the prior year. The benefit of the credit was partially offset by an increase in the amount of the assessments for 2019 due to an increase in the assessment factor as well as an increase in average assets to which the factor is applied.

•
Professional fees. During 2019, additional consultants were engaged to assist with internal audits, employment searches, and other advisory services that were not utilized in 2018, resulting in a $76 thousand increase between periods.

•
Director and advisory board fees. The increase in fees is attributable to an annual increase in cash paid for directors fees, the implementation of equity compensation for directors, and the addition of a member to the Company's board of directors during 2019.

•
Other expenses. Other expenses increased $190 thousand during 2019 primarily due to an increases in donations of $39 thousand, printing and supplies of $49 thousand, travel and meeting costs of $20 thousand, and legal expenses of $30 thousand. The remaining variances between the comparison periods is comprised of smaller dollar changes in various miscellaneous expense categories.

Provision for Income Taxes. The Company has provided for current and deferred federal income taxes for the current and prior periods presented. The Company's net provision for income taxes was $1.8 million for 2019 and $1.3 million for 2018. The Company’s effective tax rate for 2019 decreased to 14.7% compared to 15.3% for 2018. The decrease in the effective corporate income tax rate during the comparison periods is due to increases in tax exempt income, tax benefits received from limited partnership investments discussed below, and $25 thousand in federal income tax credits related to the installation of solar panels on the two newest branch locations.
Amortization expense related to limited partnership investments included as a component of tax expense amounted to $745 thousand and $591 thousand for the years ended December 31, 2019 and 2018, respectively. These investments provide tax benefits, including tax credits. Low income housing tax credits with respect to limited partnership investments are also included as a component of income tax expense and amounted to $803 thousand and $656 thousand for the years ended December 31, 2019 and 2018, respectively. See Note 11 to the Company's consolidated financial statements.

FINANCIAL CONDITION
At December 31, 2019, the Company had total consolidated assets of $872.9 million, including gross loans and loans held for sale (total loans) of $677.7 million, deposits of $744.0 million and stockholders' equity of $71.8 million. The Company’s total assets increased $67.6 million, or 8.4%, from $805.3 million at December 31, 2018.

Net loans and loans held for sale increased $32.0 million, or 5.0%, to $672.6 million, or 77.1% of total assets, at December 31, 2019, compared to $640.6 million, or 79.5% of total assets, at December 31, 2018. (See Loan Portfolio below.)

Total deposits increased $37.3 million, or 5.3% to $744.0 million at December 31, 2019, from $706.8 million at December 31, 2018. There were increases in time deposits of $19.6 million, or 15.2%, interest bearing deposits of $14.2 million, or 3.2%, and noninterest bearing deposits of $3.5 million, or 2.6%. (See average balances and rates in the Yields Earned and Rates Paid table on page 27.)

Total borrowed funds increased $19.3 million, or 69.5%, from $27.8 million at December 31, 2018 to $47.2 million at December 31, 2019. FHLB advances increased $19.7 million, while customer overnight collateralized repurchase sweeps decreased $370 thousand between December 31, 2018 and December 31, 2019. (See Borrowings on page 39.)

Total stockholders’ equity increased $7.4 million, or 11.4%, from $64.5 million at December 31, 2018 to $71.8 million at December 31, 2019. (See Capital Resources on page 41.)

Loan Portfolio. The Company's gross loan portfolio (including loans held for sale) increased $32.3 million, or 5.0%, to $677.7 million, representing 77.6% of assets at December 31, 2019, from $645.4 million, representing 80.1% of assets at December 31, 2018. The Company's loans consist primarily of adjustable-rate and fixed-rate mortgage loans secured by one-to-four family, multi-family residential or commercial real estate. Real estate secured loans represented $559.1 million, or 82.5%, of total loans at December 31, 2019 compared to $522.0 million, or 80.9%, of total loans at December 31, 2018. Although competition for good loans is strong, especially in the commercial sector, the Company has been able to originate loans to both current and new customers while maintaining credit quality. The composition of the Company's loan portfolio remained relatively unchanged from December 31, 2018. There was no material change in the Company's lending programs or terms during 2019.

The composition of the Company's loan portfolio at year-end for each of the last five years was as follows:

	2019		2018		2017		2016		2015
	$	%	$	%	$	%	$	%	$	%
	(Dollars in thousands)
Residential real estate	$192,125	28.4	$187,320	29.0	$178,999	30.1	$172,727	31.9	$165,396	32.7
Construction real estate	69,617	10.3	55,322	8.6	42,935	7.2	34,189	6.3	42,889	8.5
Commercial real estate	289,883	42.8	276,500	42.8	254,291	42.8	249,063	46.0	230,442	45.5
Commercial	47,699	7.0	47,228	7.3	50,719	8.5	41,999	7.8	21,397	4.2
Consumer	3,562	0.5	3,241	0.5	3,894	0.7	3,962	0.7	3,963	0.8
Municipal	67,358	9.9	72,850	11.3	55,777	9.4	31,350	5.8	36,419	7.2
Loans held for sale	7,442	1.1	2,899	0.5	7,947	1.3	7,803	1.5	5,635	1.1
Total loans	$677,686	100.0	$645,360	100.0	$594,562	100.0	$541,093	100.0	$506,141	100.0

The Company originates and sells qualified residential mortgage loans in various secondary market avenues, with a majority of sales made to the FHLMC/Freddie Mac, generally with servicing rights retained. At December 31, 2019, the Company serviced a $754.7 million residential real estate mortgage portfolio, of which $7.4 million was held for sale and approximately $555.1 million was serviced for unaffiliated third parties. This compares to a residential real estate mortgage servicing portfolio of $709.7 million at December 31, 2018, of which $2.9 million was held for sale and approximately $519.5 million was serviced for unaffiliated third parties. Loans held for sale are accounted for at the lower of cost or fair value and are reviewed by management at least quarterly based on current market pricing.

The Company sold $158.0 million of qualified residential real estate loans originated during 2019 to the secondary market to mitigate long-term interest rate risk and to generate fee income, compared to sales of $116.7 million during 2018. The Company originates and sells FHA, VA, and RD residential mortgage loans, and also has an Unconditional Direct Endorsement Approval from HUD which allows the Company to approve FHA loans originated in any of its Vermont or New Hampshire locations without needing prior HUD underwriting approval. The Company sells FHA, VA and RD loans as originated with servicing released. Some of the government backed loans qualify for zero down payments without geographic or income restrictions. These loan products increase the Company's ability to serve the borrowing needs of residents in the communities served, including low and moderate income borrowers, while the government guaranty mitigates the Company's exposure to credit risk.

The Company also originates commercial real estate and commercial loans under various SBA, USDA and State sponsored programs which provide a government agency guaranty for a portion of the loan amount. There was $4.0 million and $4.1 million guaranteed under these various programs at December 31, 2019 and 2018, respectively, on aggregate balances of $5.1 million and $5.2 million in subject loans for the same time periods. The Company occasionally sells the guaranteed portion of a loan to other financial concerns and retains servicing rights, which generates fee income. There were $315 thousand in commercial real estate and commercial loans sold during 2019 and no commercial real estate or commercial loans sold during 2018. The Company recognizes gains and losses on the sale of the principal portion of these loans as they occur.

The Company serviced $24.8 million and $14.8 million of commercial and commercial real estate loans for unaffiliated third parties as of December 31, 2019 and 2018, respectively. This includes $23.1 million and $12.8 million of commercial or commercial real estate loans the Company had participated out to other financial institutions at December 31, 2019 and 2018, respectively. These loans were participated in the ordinary course of business on a nonrecourse basis, for liquidity or credit concentration management purposes.

As of December 31, 2019, total loans serviced had grown to $1.3 billion, which includes total loans on the balance sheet of $677.7 million as well as total loans sold with servicing retained of $579.9 million, compared to total loans serviced of $1.2 billion as of December 31, 2018.

The Company capitalizes MSRs for all loans sold with servicing retained and recognizes gains and losses on the sale of the principal portion of these loans as they occur. The unamortized balance of MSRs on loans sold with servicing retained was $1.7 million as of December 31, 2019 and December 31, 2018, with an estimated market value in excess of the carrying value at both year ends. Management periodically evaluates and measures the servicing assets for impairment.

The following table breaks down by classification the contractual maturities of the gross loans held in portfolio and for sale as of December 31, 2019:

	Within 1 Year	2-5 Years	Over 5 Years	Total
	(Dollars in thousands)
Fixed rate
Residential real estate	$879	$2,640	$102,365	$105,884
Construction real estate	26,736	837	4,720	32,293
Commercial real estate	3,379	6,083	23,864	33,326
Commercial	2,029	11,222	19,450	32,701
Consumer	1,720	1,648	158	3,526
Municipal	52,584	4,364	10,410	67,358
Total fixed rate	87,327	26,794	160,967	275,088
Variable rate
Residential real estate	1,632	1,273	90,778	93,683
Construction real estate	2,102	1,961	33,261	37,324
Commercial real estate	9,136	5,203	242,218	256,557
Commercial	7,655	2,458	4,885	14,998
Consumer	36	—	—	36
Total variable rate	20,561	10,895	371,142	402,598
	$107,888	$37,689	$532,109	$677,686
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
The majority of the Company's loan portfolio is secured by real estate located throughout the Company's primary market area of northern Vermont and New Hampshire. For residential loans, the Company generally does not lend more than 80% of the appraised value of the home without a government guaranty or the borrower purchasing private mortgage insurance. Although the Company lends up to 80% of the collateral value on commercial real estate loans to strong borrowers, the majority of commercial real estate loans do not exceed 75% of the appraised collateral value. Rarely, the loan to value may go up to 100% on loans with government guarantees or other mitigating circumstances. Although the Company's loan portfolio consists of different business segments, there is a portion of the loan portfolio centered in tourism related loans. The Company has implemented risk management strategies to mitigate exposure to this industry through utilizing government guaranty programs as well as participations with other financial institutions as discussed above. Additionally, the loan portfolio contains many loans to seasoned and well established businesses and/or well secured loans which further reduce the Company's risk. Management closely follows the local and national economies and their impact on the local businesses, especially on the tourism industry, as part of the Company's risk management program.
The Company also monitors its delinquency levels for any adverse trends. There can be no assurance that the Company's loan portfolio will not become subject to increasing pressures from deteriorating borrower financial strength or declining collateral values due to general or local economic conditions. Renewed market volatility, high unemployment rates or weakness in the general economic condition of the country or our market area, may have a negative effect on our customers’ ability to make their loan payments on a timely basis and/or on underlying collateral values. Management closely monitors the Company’s loan and investment portfolios, OREO and OAO for potential problems and reports to the Boards of the Company and Union at regularly scheduled meetings. Repossessed assets and loans or investments that are 90 days or more past due or in nonaccrual status are considered to be nonperforming assets.
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
The following table details the composition of the Company's nonperforming assets as of December 31:

	2019	2018	2017	2016	2015
	(Dollars in thousands)
Nonaccrual loans	$2,323	$816	$1,191	$3,545	$2,521
Loans past due 90 days or more and still accruing interest	1,179	1,140	494	840	836
Total nonperforming loans	3,502	1,956	1,685	4,385	3,357
OREO	—	—	36	—	—
Total nonperforming assets	$3,502	$1,956	$1,721	$4,385	$3,357

Guarantees of U.S. or state government agencies on the above nonperforming loans	$286	$114	$131	$599	$291
TDR loans	$2,871	$3,309	$3,252	$3,419	$2,732
The following table shows trends of certain asset quality ratios monitored by Company's management at December 31:

	2019	2018	2017	2016	2015
Allowance for loan losses to loans not held for sale	0.91%	0.89%	0.92%	0.98%	1.04%
Allowance for loan losses to nonperforming loans	174.81%	293.40%	320.95%	119.66%	154.93%
Nonperforming loans to total loans	0.52%	0.30%	0.28%	0.81%	0.66%
Nonperforming assets to total assets	0.40%	0.24%	0.23%	0.63%	0.53%
Delinquent loans (30 days to nonaccruing) to total loans	1.35%	1.41%	1.05%	1.55%	1.61%
Net charge-offs to average loans not held for sale	0.06%	0.02%	0.01%	0.02%	0.01%

Nonperforming loans at December 31, 2019 increased $1.5 million, or 79.0%, and increased as a percentage of assets from 0.24% at December 31, 2018 to 0.40% at December 31, 2019, with the ALL as a percentage of nonperforming loans decreasing from 293.40% to 174.81%. Management considers the asset quality ratios to be at favorable levels. The Company's success at keeping the ratios at favorable levels is the result of continued focus on maintaining strict underwriting standards, as well as our practice, as a community bank, of actively working with troubled borrowers to resolve the borrower's delinquency, while maintaining the safe and sound credit practices of Union and safeguarding our strong capital position. There were two residential real estate loans totaling $64 thousand in process of foreclosure at December 31, 2019. The aggregate interest on nonaccrual loans not recognized was $271 thousand and $338 thousand for the years ended December 31, 2019 and 2018, respectively.

The Company had loans rated substandard that were on a performing status totaling $1.7 million at December 31, 2019 and $2.0 million at December 31, 2018. In management's view, such loans represent a higher degree of risk of becoming nonperforming loans in the future. While still on a performing status, in accordance with the Company's credit policy, loans are internally classified when a review indicates the existence of any of the following conditions, making the likelihood of collection questionable:

•	the financial condition of the borrower is unsatisfactory;

•	repayment terms have not been met;

•	the borrower has sustained losses that are sizable, either in absolute terms or relative to net worth;

•	confidence in the borrower's ability to repay is diminished;

•	loan covenants have been violated;

•	collateral is inadequate; or

•	other unfavorable factors are present.
Although management believes that the Company's nonperforming and internally classified loans are generally well-secured and that probable credit losses inherent in the loan portfolio are provided for in the Company's ALL, there can be no assurance that future deterioration in economic conditions and/or collateral values, or changes in other relevant factors will not result in future credit losses. The Company’s management is focused on the impact that the economy may have on its borrowers and closely monitors industry and geographic concentrations for evidence of financial problems. During 2018 and 2019, the region's tourist industry has seen successful results for all tourist seasons throughout the year. Improvement in local economic indicators have also been identified during this time period. The unemployment rate has stabilized in Vermont and was 2.3% for December 31, 2019 compared to 2.7% for December 31, 2018. The New Hampshire unemployment rate was 2.6% for December 31, 2019 compared to 2.5% for December 31, 2018. These rates compare favorably with the nationwide rate of 3.5% and 3.9% for the comparable periods. Management will continue to monitor the national, regional and local economic environment and its impact on unemployment, business failures and real estate values in the Company’s market area.
On occasion, the Company acquires residential or commercial real estate properties through or in lieu of loan foreclosure. These properties are held for sale and are initially recorded as OREO at fair value less estimated selling costs at the date of the Company’s acquisition of the property, with fair value based on an appraisal for more significant properties and on a broker’s price opinion for less significant properties. Holding costs and declines in fair value of properties acquired are expensed as incurred. Declines in the fair value after acquisition of the property result in charges against income before tax. There were no such declines during 2019 and 2018. The Company evaluates each OREO property at least quarterly for changes in the fair value. The Company had no properties classified as OREO at December 31, 2019 or December 31, 2018.

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

The following table reflects activity in the ALL for the years ended December 31:

	2019	2018	2017	2016	2015
	(Dollars in thousands)
Balance at the beginning of year	$5,739	$5,408	$5,247	$5,201	$4,694
Charge-offs	402	157	207	163	126
Recoveries	10	38	168	59	83
Net charge-offs	(392)	(119)	(39)	(104)	(43)
Provision for loan losses	775	450	200	150	550
Balance at the end of year	$6,122	$5,739	$5,408	$5,247	$5,201
Provision charged to income as a percent of average loans	0.12%	0.07%	0.04%	0.03%	0.11%

The following table (net of loans held for sale) shows the internal breakdown by class of loans of the Company's ALL and the percentage of loans in each category to total loans in the respective portfolios at December 31:

	2019		2018		2017		2016		2015
	$	%	$	%	$	%	$	%	$	%
	(Dollars in thousands)
Residential real estate	$1,392	28.7	$1,368	29.2	$1,361	30.5	$1,399	32.4	$1,419	33.0
Construction real estate	774	10.4	617	8.6	488	7.3	391	6.4	514	8.6
Commercial real estate	3,178	43.3	2,933	43.0	2,707	43.4	2,687	46.7	2,792	46.0
Commercial	394	7.1	354	7.4	395	8.6	342	7.9	209	4.3
Consumer	23	0.5	23	0.5	30	0.7	26	0.7	28	0.8
Municipal	76	10.0	82	11.3	64	9.5	40	5.9	38	7.3
Unallocated	285	—	362	—	363	—	362	—	201	—
Total	$6,122	100.0	5,739	100.0	$5,408	100.0	$5,247	100.0	$5,201	100.0
There were no changes to the reserve factors assigned to any of the loan portfolios based on the qualitative factor reviews performed during 2019. Management of the Company believes, in its best estimate, that the ALL at December 31, 2019 is appropriate to cover probable credit losses inherent in the Company’s loan portfolio as of such date. However, there can be no assurance that the Company will not sustain losses in future periods which could be greater than the size of the ALL at December 31, 2019. In addition, our banking regulators, as an integral part of their examination process, periodically review our ALL. Such agencies may require us to recognize adjustments to the ALL based on their judgments about information available to them at the time of their examination. A large adjustment to the ALL for losses in future periods may require increased provisions to replenish the ALL, which could negatively affect earnings. While the Company recognizes that economic slowdowns or financial and credit market turmoil may adversely impact its borrowers' financial performance and ultimately their ability to repay their loans, management continues to be cautiously optimistic about the collectability of the Company's loan portfolio.

Investment Activities. The investment portfolio is used to generate interest and dividend income, manage liquidity and mitigate interest rate sensitivity. At December 31, 2019, the fair value of investment securities AFS was $87.4 million, or 10.0% of total assets, compared to $73.4 million, or 9.1% of total assets at December 31, 2018. There were no investment securities classified as HTM at December 31, 2019 or 2018. The Company had no investments classified as trading as of either date. Investment securities classified as AFS are marked-to-market, with any unrealized gain or loss after estimated taxes charged to the equity portion of the balance sheet through the accumulated OCI component of stockholders' equity. The fair value of investment securities AFS at December 31, 2019 reflects a net unrealized gain of $1.2 million, compared to a net unrealized loss of $1.3 million at December 31, 2018.
At December 31, 2019, 41 debt securities had unrealized losses of $266 thousand, with aggregate depreciation of 0.31% from the Company's amortized cost basis. Securities are evaluated at least quarterly for OTTI and at December 31, 2019, in management's estimation, no security was OTTI. Management's evaluation of OTTI is subject to risks and uncertainties and is intended to determine the appropriate amount and timing of recognition of any impairment charge. The assessment of whether such impairment for debt securities has occurred is based on management's best estimate of the cash flows expected to be collected at the individual security level. We regularly monitor our investment portfolio to ensure securities that may be OTTI are identified in a timely manner and that any impairment charge is recognized in the proper period and, with respect to debt securities, that the impairment is properly allocated between credit losses recognized in earnings and noncredit unrealized losses recognized in OCI. Further deterioration in credit quality, imbalances in liquidity in the financial marketplace or a quick rise in interest rates might adversely affect the fair value of the Company's investment portfolio and may increase the potential that certain unrealized losses will be designated as OTT in future periods, resulting in write-downs and related charges to earnings.
At December 31, 2019, the Company had no investments in a single company or entity (other than U.S. Government-sponsored enterprise securities) that had an aggregate book value in excess of 2% of our stockholders' equity. As of December 31, 2019, all MBS the Company owned were issued by the Government National Mortgage Association, Fannie Mae or the FHLMC/Freddie Mac. Although the Fannie Mae and Freddie Mac debt securities are not explicitly guaranteed by the federal government, one of the stated purposes of the U.S. Treasury's September, 2008 conservatorship and capital support of the two institutions was to stabilize the market in their debt securities, and that purpose was again evident in legislation passed by Congress in late 2009 which effectively lifted any dollar ceiling on the implicit U.S. Treasury guaranty of Fannie Mae and Freddie Mac debt securities.
The following tables show as of December 31, the amortized cost, fair value and weighted average yield on a tax equivalent basis of the Company's investment debt securities portfolio maturing within the stated periods:

	December 31, 2019			Maturities
	Within One Year	One to Five Years	Five to Ten Years	Over Ten Years	Amortized Cost	Weighted Average Yield
Investment securities available-for-sale:	(Dollars in thousands)
U.S. Government-sponsored enterprises	$—	$191	$3,170	$2,988	$6,349	2.63%
Agency MBS	—	—	3,167	42,336	45,503	2.23%
State and political subdivisions	680	1,097	8,159	16,553	26,489	2.53%
Corporate debt	—	2,479	5,325	—	7,804	3.26%
Total investment debt securities	$680	$3,767	$19,821	$61,877	$86,145	2.45%

Fair value	$688	$3,923	$20,224	$62,558	$87,393

Weighted average yield	3.09%	3.27%	2.69%	2.31%	2.45%

	December 31, 2018			Maturities
	Within One Year	One to Five Years	Five to Ten Years	Over Ten Years	Amortized Cost	Weighted Average Yield
Investment securities available-for-sale:	(Dollars in thousands)
U.S. Government-sponsored enterprises	$—	$—	$2,846	$3,682	$6,528	2.83%
Agency MBS	—	1,382	1,681	33,788	36,851	2.81%
State and political subdivisions	200	3,572	10,798	8,957	23,527	2.42%
Corporate debt	—	490	7,302	—	7,792	3.67%
Total investment debt securities	$200	$5,444	$22,627	$46,427	$74,698	2.78%

Fair value	$202	$5,443	$22,227	$45,533	$73,405

Weighted average yield	3.30%	2.47%	2.87%	2.76%	2.78%

The tables above exclude mutual fund securities with a book and fair value of $690 thousand at December 31, 2019 and $556 thousand at December 31, 2018.

Federal Home Loan Bank of Boston Stock. Union is a member of the FHLB, with an investment of $2.5 million and $2.3 million in its Class B common stock at December 31, 2019 and 2018, respectively. Union is required to invest in $100 par value stock of the FHLB in an amount to satisfy unpaid principal balances on qualifying loans, plus an amount to satisfy an activity based requirement. The stock is nonmarketable, and is redeemable by the FHLB at par value. Also, there is the possibility of future capital calls by the FHLB on member banks to ensure compliance with its capital plan. Union's investment in FHLB stock is carried at cost in Other assets on the consolidated balance sheets. Similar to evaluating investment securities for OTTI, the Company has evaluated its investment in the FHLB. The FHLB remains in compliance with all regulatory capital ratios as of December 31, 2019 and 2018. Management's most recent evaluation of the Company's holdings of FHLB common stock concluded that the investment was not impaired at December 31, 2019.

Deposits. The following table shows information concerning the Company's average deposits by account type and the weighted average nominal rates at which interest was paid on such deposits for the years ended December 31:

	2019			2018			2017
	Average Balance	Percent of Total Deposits	Average Rate Paid	Average Balance	Percent of Total Deposits	Average Rate Paid	Average Balance	Percent of Total Deposits	Average Rate Paid
	(Dollars in thousands)
Nontime deposits:
Noninterest bearing deposits	$130,322	18.6	—	$121,902	18.9	—	$112,914	19.0	—
Interest bearing checking accounts	161,789	23.1	0.30%	147,553	22.9	0.16%	147,677	24.9	0.14%
Money market accounts	157,102	22.5	1.13%	153,135	23.8	0.83%	131,008	22.0	0.53%
Savings accounts	105,003	15.0	0.15%	104,582	16.3	0.15%	98,930	16.6	0.15%
Total nontime deposits	554,216	79.2	0.44%	527,172	81.9	0.31%	490,529	82.5	0.21%
Time deposits:
Less than $100,000	75,087	10.7	1.34%	63,710	9.9	0.87%	61,787	10.4	0.65%
$100,000 and over	70,848	10.1	1.83%	53,007	8.2	1.24%	41,976	7.1	0.72%
Total time deposits	145,935	20.8	1.58%	116,717	18.1	1.04%	103,763	17.5	0.69%
Total deposits	$700,151	100.0	0.67%	$643,889	100.0	0.45%	$594,292	100.0	0.30%

The Company participates in CDARS, which permits the Company to offer full deposit insurance coverage to its customers by exchanging deposit balances with other CDARS participants. CDARS also provides the Company with an additional source of funding and liquidity through the purchase of deposits. There were no purchased deposits as of December 31, 2019. At December 31, 2018, $15.0 million of the Company's CDARS deposits represented purchased deposits. These deposits are included in time deposits on the consolidated balance sheets. There were $12.0 million of time deposits of $250,000 or less on the balance sheet at December 31, 2019 and $11.3 million at December 31, 2018, which were exchanged with other CDARS participants.

The Company also participates in the ICS program, a service through which Union can offer its customers demand or savings products with access to unlimited FDIC insurance, while receiving reciprocal deposits from other FDIC-insured banks. Like the exchange of certificate of deposit accounts through CDARS, exchange of demand or savings deposits through ICS provides a depositor with full deposit insurance coverage of excess balances, thereby helping the Company retain the full amount of the deposit on its balance sheet. As with the CDARS program, in addition to reciprocal deposits, participating banks may also purchase one-way ICS deposits. There were $115.3 million and $102.9 million in exchanged ICS demand and money market deposits on the balance sheet at December 31, 2019 and December 31, 2018, respectively. There were no purchased ICS deposits at December 31, 2019 or December 31, 2018.

The Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018 allows the Company to hold reciprocal deposits up to 20 percent of total liabilities without those deposits being treated as brokered for regulatory purposes.

At December 31, 2019, there were $12.0 million in retail brokered deposits issued under a master certificate of deposit program with a deposit broker for the purpose of providing a supplemental source of funding and liquidity. These deposits mature in February 2020. There were $1.0 million of retail brokered deposits at December 31, 2018.

Deposits grew $37.3 million, or 5.3%, from $706.8 million at December 31, 2018 to $744.0 million at December 31, 2019. Total average deposits grew $56.3 million, or 8.7%, between years, with average nontime deposits growing $27.0 million, or 5.1%, and average time deposits increasing $29.2 million, or 25.0%, during the same time frame. These changes are primarily the result of customers taking advantage of deposit promotions that were offered during 2019, including special promotions in connection with the opening of branch locations in new market areas. In addition, there was a decrease of $15.0 million in purchased CDARS deposits outstanding at December 31, 2019 compared to December 31, 2018.

A provision of the Dodd-Frank Act permanently raised FDIC deposit insurance coverage to $250 thousand per depositor per insured depository institution for each account ownership category. At December 31, 2019, the Company had deposit accounts with less than the maximum FDIC insured deposit amount of $250 thousand totaling $576.9 million, or 77.5% of total deposits.

An additional $22.1 million of municipal deposits were over the FDIC insurance coverage limit at December 31, 2019 and were collateralized under applicable state regulations by letters of credit issued by the FHLB.

The following table provides a maturity distribution of the Company’s time deposits in amounts of $100 thousand and over at December 31:

	2019	2018
	(Dollars in thousands)
Three months or less	$27,377	$24,518
Over three months through six months	7,351	9,125
Over six months through twelve months	20,160	12,820
Over twelve months	18,161	18,011
	$73,049	$64,474
The Company's time deposits in amounts of $100 thousand and over increased $8.6 million, or 13.3%, between December 31, 2018 and December 31, 2019, primarily as the result of customers taking advantage of time deposit promotions that were offered during 2019, including special promotions in connection with the opening of branch locations in new market areas.

Borrowings. Advances from the FHLB are another key source of funds to support earning assets. These funds are also used to manage the Bank's interest rate and liquidity risk exposures. The Company's borrowed funds at December 31, 2019 were comprised of borrowings from the FHLB of $47.2 million, at a weighted average rate of 2.01%. At December 31, 2018, borrowed funds were comprised of FHLB advances of $27.5 million, at a weighted average rate of 1.84%, and overnight secured customer repurchase agreement sweeps of $370 thousand, at a weighted average rate of 0.20%. The maximum borrowings outstanding on overnight secured customer repurchase agreement sweeps during 2018 was $3.5 million. The Company had no overnight federal funds purchased on December 31, 2019 or 2018. Average borrowings outstanding for 2019 were $40.2 million, compared to average borrowings outstanding for 2018 of $42.6 million, with the weighted average interest rate on the Company's borrowings increasing from 1.65% for 2018 to 2.18% for 2019, reflecting the rising interest rate environment.

The Company has the authority, up to its available borrowing capacity with the FHLB, to collateralize public unit deposits with letters of credit issued by the FHLB. FHLB letters of credit in the amount of $24.8 million and $17.3 million were utilized as collateral for these deposits at December 31, 2019 and December 31, 2018, respectively. Total fees paid by the Company in connection with the issuance of these letters of credit were $27 thousand and $28 thousand for the years ended December 31, 2019 and 2018, respectively.

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

The following table details the contractual or notional amount of financial instruments that represented credit risk at December 31, 2019:

	Contract or Notional Amount
	2020	2021	2022	2023	2024	Thereafter	Total
	(Dollars in thousands)
Commitments to originate loans	$35,689	$—	$—	$—	$—	$—	$35,689
Unused lines of credit	83,102	18,085	348	1,767	301	20	103,623
Standby and commercial letters of credit	381	291	25	235	84	1,292	2,308
Credit card arrangements	311	—	—	—	—	—	311
MPF credit enhancement obligation, net	687	—	—	—	—	—	687
Commitment to purchase investment in a real estate limited partnership	3,000	—	—	—	—	—	3,000
Total	$123,170	$18,376	$373	$2,002	$385	$1,312	$145,618
Commitments to originate loans are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have a fixed expiration date or other termination clause and may require payment of a fee. The unused lines of credit total includes $12.0 million of lines available under the overdraft privilege program and is included in the 2019 funding period. Approximately $20.2 million of the unused lines of credit relate to real estate construction loans that are expected to fund within the next twelve months. The remaining lines primarily relate to revolving lines of credit for other real estate or commercial loans. Since many of the loan commitments are expected to expire without being drawn upon and not all credit lines will be utilized, the total commitment amounts do not necessarily represent future cash requirements. Lines of credit incur seasonal volume fluctuations due to the nature of some customers' businesses, such as tourism and maple syrup products production.

Unused lines of credit decreased $5.8 million, or 5.3%, from $109.5 million at December 31, 2018 to $103.6 million at December 31, 2019. Some of the larger lines have underlying participation agreements in place with other financial institutions in order to permit the Company to support the credit needs of larger dollar borrowers without bearing all the credit risk in the Company's balance sheet. Commitments to originate loans increased $13.0 million, or 57.4%, from $22.7 million at December 31, 2018 to $35.7 million at December 31, 2019.

The Company may, from time-to-time, enter into commitments to purchase, participate or sell loans, securities, certificates of deposit, or other investment instruments which involve market and interest rate risk. At December 31, 2019, the Company had binding commitments to sell residential mortgage loans at fixed rates totaling $7.1 million.

The Company sells 1-4 family residential mortgage loans under the MPF loss-sharing program with FHLB, when management believes it is economically advantageous to do so. Under this program the Company shares in the credit risk of each mortgage, while receiving fee income in return. The Company is responsible for a Credit Enhancement Obligation based on the credit quality of these loans. FHLB funds a first loss account based on the Company's outstanding MPF mortgage balances. This creates a laddered approach to sharing in any losses. In the event of default, homeowner's equity and private mortgage insurance, if any, are the first sources of repayment; the FHLB first loss account funds are then utilized, followed by the member's Credit Enhancement Obligation, with the balance the responsibility of FHLB. These loans must meet specific underwriting standards of the FHLB. As of December 31, 2019, the Company had $30.8 million in loans sold through the MPF program with an outstanding balance of $13.0 million and a contract for the potential delivery of an additional $9.8 million of future loan sales. The volume of loans sold to the MPF program and the corresponding Credit Enhancement Obligation are closely monitored by management. As of December 31, 2019, the notional amount of the maximum contingent contractual liability related to this program was $705 thousand, of which $18 thousand was recorded as a reserve through Other liabilities. Since inception of the Company's MPF participation in 2015, the Company has not experienced any losses under this program.

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
At December 31, 2019, Union, as a member of FHLB, had access to unused lines of credit of $65.8 million, over and above the $61.7 million in combined outstanding borrowings and other credit subject to collateralization, subject to the purchase of required FHLB Class B common stock and evaluation by the FHLB of the underlying collateral available. This line of credit can be used for either short-term or long-term liquidity or other funding needs.
Union also maintains an IDEAL Way Line of Credit with the FHLB. The total line available was $551 thousand at December 31, 2019. There were no borrowings against this line of credit as of such date. Interest on this line is chargeable at a rate determined by the FHLB and payable monthly. Should Union utilize this line of credit, qualified portions of the loan and investment portfolios would collateralize these borrowings.
In addition to its borrowing arrangements with the FHLB, Union maintains a pre-approved federal funds line of credit totaling $15.0 million with an upstream correspondent bank, a master brokered deposit agreement with a brokerage firm, one-way buy options with CDARS and ICS as well as access to the FRB discount window, which would require pledging of qualified assets. In addition to the funding sources available to Union, the Company established a $5.0 million revolving line of credit with a correspondent bank during 2019. Core deposits are the lowest cost of funds the Company has access to but these deposits may not be sufficient to cover the on balance sheet liquidity needs which makes using these other funding sources necessary. At December 31, 2019 there were no purchased CDARS or ICS deposits, $12.0 million in retail brokered deposits issued under a master certificate of deposit program with a deposit broker, and no outstanding advances on the federal funds line or at the FRB discount window.

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
Stockholders’ equity increased from $64.5 million at December 31, 2018 to $71.8 million at December 31, 2019, reflecting net income of $10.6 million for 2019, an increase of $2.0 million in accumulated OCI due to an increase in the fair market value of the Company's AFS securities, an increase of $165 thousand from stock based compensation, a $44 thousand increase due to the issuance of 2,000 shares of common stock from the exercise of incentive stock options and a $39 thousand increase due to the issuance of common stock under the DRIP. These increases were partially offset by cash dividends declared of $5.5 million and stock repurchases of $13 thousand during 2019.
The Company has 7,500,000 shares of $2.00 par value common stock authorized. As of December 31, 2019, the Company had 4,948,245 shares issued, of which 4,471,977 were outstanding and 476,268 were held in treasury. Following stockholder approval in 2014, the Company adopted the 2014 Equity Plan which replaced the 2008 ISO Plan. As of December 31, 2019, there were outstanding employee incentive stock options with respect to 1,000 shares granted under the 2008 ISO Plan, all of which were exercisable, and outstanding employee incentive stock options with respect to 4,500 shares granted under the 2014 Equity Plan, all of which were exercisable. Also as of December 31, 2019, there were outstanding RSUs with respect to 433 shares granted in 2017, 2,120 shares granted in 2018 and 10,143 shares granted in 2019 as to which vesting requirements had not yet been met.
In January 2020, the Company's Board reauthorized for 2020 the limited stock repurchase plan that was initially established in May of 2010. The limited stock repurchase plan allows the repurchase of up to a fixed number of shares of the Company's common stock each calendar quarter in open market purchases or privately negotiated transactions, as management may deem advisable and as market conditions may warrant. The repurchase authorization for a calendar quarter (currently 2,500 shares) expires at the end of that quarter to the extent it has not been exercised, and is not carried forward into future quarters. During 2019, the Company repurchased 300 shares under the program at a total cost of $13 thousand. Since inception, as of December 31, 2019, the Company had repurchased 17,693 shares under the program, for a total cost of $472 thousand.

The Company maintains a DRIP whereby registered stockholders may elect to reinvest cash dividends and optional cash contributions to purchase additional shares of the Company's common stock. The Company has reserved 200,000 shares of its common stock for issuance and sale under the DRIP. As of December 31, 2019, 2,503 shares of stock had been issued from treasury stock since inception of the DRIP, including 1,042 shares in 2019.
The Company's total capital to risk weighted assets increased to 13.0% at December 31, 2019, from 12.9% at December 31, 2018. Tier I capital to risk weighted assets increased to 12.0% at December 31, 2019, from 11.8% at December 31, 2018 and Tier I capital to average assets increased to 8.1% at December 31, 2019 from 8.0% at December 31, 2018. Union is categorized as well capitalized under the Prompt Corrective Action regulatory framework and the Company is well over applicable minimum capital adequacy requirements. The Company's December 31, 2019 capital adequacy was determined based on the BASEL III requirements, which took effect on January 1, 2015 and were fully phased in on January 1, 2019. See Note 22 for additional discussion of the Company's and Union's regulatory capital ratios.

Impact of Inflation and Changing Prices. The Company's consolidated financial statements have been prepared in accordance with GAAP, which allows for the measurement of financial position and results of operations in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation. Banks have asset and liability structures that are essentially monetary in nature, and their general and administrative costs constitute relatively small percentages of total expenses. Thus, increases in the general price levels for goods and services have a relatively minor effect on the Company's total expenses but could have an impact on our loan customers' financial condition. Interest rates have a more significant impact on the Company's financial performance than the effect of general inflation. The target federal funds rate decreased three times during 2019, which has resulted in an decrease in the U.S prime rate to 4.75% as of December 31, 2019. These decreases in rates have had a negative impact on the Company's net interest income for the year ended December 31, 2019 compared to the expected amounts based on budget assumptions. Through December 31, 2019 the decreases in the target federal funds rate have not had a direct impact on the rates paid on customer deposit accounts as competition for customer deposits remains strong and customers are expecting to receive higher rates for their monies. Further decreases in the target federal funds rate in 2020 may result in less than expected interest income on loans and investments. Management is hopeful that rates paid on deposit accounts will see some relief if further decreases in the target rate continues. Market rates are out of the Company's control but can have a dramatic impact on net interest income.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Omitted, in accordance with the regulatory relief available to smaller reporting companies in SEC Release Nos. 33-10513 (effective September 10, 2018).

Item 8. Financial Statements and Supplementary Data
UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
December 31, 2019 and 2018

	2019	2018
Assets	(Dollars in thousands)
Cash and due from banks	$5,405	$4,045
Federal funds sold and overnight deposits	45,729	33,244
Cash and cash equivalents	51,134	37,289
Interest bearing deposits in banks	6,565	9,300
Investment securities available-for-sale	87,393	73,405
Other investments	690	556
Total investments	88,083	73,961
Loans held for sale	7,442	2,899
Loans	670,244	642,461
Allowance for loan losses	(6,122)	(5,739)
Net deferred loan costs	1,043	938
Net loans	665,165	637,660
Premises and equipment, net	20,923	16,073
Goodwill	2,223	2,223
Company-owned life insurance	12,322	9,040
Other assets	19,055	16,892
Total assets	$872,912	$805,337
Liabilities and Stockholders’ Equity
Liabilities
Deposits
Noninterest bearing	$136,434	$132,971
Interest bearing	458,940	444,722
Time	148,653	129,077
Total deposits	744,027	706,770
Borrowed funds	47,164	27,821
Accrued interest and other liabilities	9,878	6,255
Total liabilities	801,069	740,846
Commitments and Contingencies (Notes 9, 15, 16, 18, 19 and 22)
Stockholders’ Equity
Common stock, $2.00 par value; 7,500,000 shares authorized; 4,948,245 shares issued at December 31, 2019 and 4,943,690 shares issued at December 31, 2018	9,897	9,888
Additional-paid-in capital	1,124	894
Retained earnings	64,019	58,911
Treasury stock at cost; 476,268 shares at December 31, 2019 and 477,011 shares at December 31, 2018	(4,183)	(4,179)
Accumulated other comprehensive income (loss)	986	(1,023)
Total stockholders' equity	71,843	64,491
Total liabilities and stockholders' equity	$872,912	$805,337

See accompanying notes to consolidated financial statements.

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2019 and 2018

	2019	2018
Interest and dividend income	(Dollars in thousands, except per share data)
Interest and fees on loans	$33,209	$29,883
Interest on debt securities:
Taxable	1,615	1,276
Tax exempt	518	577
Dividends	275	133
Interest on federal funds sold and overnight deposits	190	104
Interest on interest bearing deposits in banks	195	207
Total interest and dividend income	36,002	32,180
Interest expense
Interest on deposits	4,725	2,871
Interest on short-term borrowed funds	16	61
Interest on long-term borrowed funds	875	649
Total interest expense	5,616	3,581
Net interest income	30,386	28,599
Provision for loan losses	775	450
Net interest income after provision for loan losses	29,611	28,149
Noninterest income
Trust income	692	751
Service fees	6,108	6,151
Net gains on sales of investment securities available-for-sale	25	10
Net gains on sales of loans held for sale	2,895	1,847
Other income	603	714
Total noninterest income	10,323	9,473
Noninterest expenses
Salaries and wages	11,821	10,748
Pension expense	—	4,631
Employee benefits	4,194	3,653
Occupancy expense, net	1,806	1,447
Equipment expense	2,475	2,134
Other expenses	7,160	6,664
Total noninterest expenses	27,456	29,277
Income before provision for income taxes	12,478	8,345
Provision for income taxes	1,830	1,273
Net income	$10,648	$7,072

Earnings per common share	$2.38	$1.58
Dividends per common share	$1.24	$1.20

See accompanying notes to consolidated financial statements.

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31, 2019 and 2018

	2019	2018
	(Dollars in thousands)
Net income	$10,648	$7,072
Other comprehensive income, net of tax:
Investment securities available-for-sale:
Net unrealized holding gains (losses) arising during the year on investment securities available-for-sale	2,029	(714)
Reclassification adjustment for net gains on investment securities available-for-sale realized in net income	(20)	(8)
Total	2,009	(722)
Defined benefit pension plan:
Net actuarial gain arising during the year	—	1,221
Reclassification adjustment for amortization of net actuarial loss realized in net income	—	397
Reclassification adjustment for recognized settlement loss	—	3,177
Total	—	4,795
Total other comprehensive income	2,009	4,073
Total comprehensive income	$12,657	$11,145

See accompanying notes to consolidated financial statements.

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Years Ended December 31, 2019 and 2018

	Common Stock
	Shares, net of treasury	Amount	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive (loss) income	Total stockholders’ equity
	(Dollars in thousands, except per share data)
Balances, December 31, 2017	4,465,576	$9,882	$755	$57,197	$(4,077)	$(5,096)	$58,661
Net income	—	—	—	7,072	—	—	7,072
Other comprehensive income	—	—	—	—	—	4,073	4,073
Dividend reinvestment plan	583	—	25	—	5	—	30
Cash dividends declared ($1.20 per share)	—	—	—	(5,358)	—	—	(5,358)
Stock based compensation expense	2,729	6	114	—	—	—	120
Purchase of treasury stock	(2,209)	—	—	—	(107)	—	(107)
Balances, December 31, 2018	4,466,679	9,888	894	58,911	(4,179)	(1,023)	64,491
Net income	—	—	—	10,648	—	—	10,648
Other comprehensive income	—	—	—	—	—	2,009	2,009
Dividend reinvestment plan	1,042	—	30	—	9	—	39
Cash dividends declared ($1.24 per share)	—	—	—	(5,540)	—	—	(5,540)
Stock based compensation expense	2,556	5	160	—	—	—	165
Exercise of stock options	2,000	4	40	—	—	—	44
Purchase of treasury stock	(300)	—	—	—	(13)	—	(13)
Balances, December 31, 2019	4,471,977	$9,897	$1,124	$64,019	$(4,183)	$986	$71,843

See accompanying notes to consolidated financial statements.

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2019 and 2018

	2019	2018
Cash Flows From Operating Activities	(Dollars in thousands)
Net income	$10,648	$7,072
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,567	1,216
Provision for loan losses	775	450
Deferred income tax provision (benefit)	438	(508)
Net amortization of premiums on investment securities	490	390
Equity in losses of limited partnerships	745	591
Stock based compensation expense	165	120
Net increase in unamortized loan costs	(105)	(143)
Proceeds from sales of loans held for sale	161,162	118,557
Origination of loans held for sale	(162,810)	(111,662)
Net gains on sales of loans held for sale	(2,895)	(1,847)
Net gain on disposals of premises and equipment	—	(168)
Net gains on sales of investment securities available-for-sale	(25)	(10)
Net gain on sales of other real estate owned	—	(11)
Increase in accrued interest receivable	(122)	(312)
Amortization of core deposit intangible	171	171
Increase in other assets	(110)	(685)
Contribution to defined benefit pension plan	—	(850)
Pension plan termination expense	—	4,631
Increase (decrease) in other liabilities	1,682	(241)
Net cash provided by operating activities	11,776	16,761
Cash Flows From Investing Activities
Interest bearing deposits in banks
Proceeds from maturities and redemptions	2,984	3,784
Purchases	(249)	(3,732)
Investment securities held-to-maturity
Proceeds from maturities, calls and paydowns	—	1,000
Investment securities available-for-sale
Proceeds from sales	10,335	1,060
Proceeds from maturities, calls and paydowns	11,485	5,593
Purchases	(33,730)	(16,434)
Proceeds from sales of other investments	46	44
Purchases of other investments	(180)	(79)
Net increase in nonmarketable stock	(231)	(46)
Net increase in loans	(28,185)	(56,003)
Recoveries of loans charged off	10	38
Purchases of premises and equipment	(6,417)	(3,070)
Investments in limited partnerships	(1,929)	(694)
Purchase of Company-owned life insurance	(3,000)	—
Proceeds of Company-owned life insurance death benefit	—	307
Proceeds from sales of other real estate owned	—	47
Proceeds from sales of premises and equipment	—	204
Net cash used in investing activities	(49,061)	(67,981)

Cash Flows From Financing Activities
Advances on long-term borrowings	—	7,000
Repayment of long-term debt	(20,287)	(19,765)
Net increase in short-term borrowings outstanding	39,630	9,005
Net increase in noninterest bearing deposits	3,463	5,147
Net increase in interest bearing deposits	14,218	26,101
Net increase in time deposits	19,576	27,948
Issuance of common stock	44	—
Purchase of treasury stock	(13)	(107)
Dividends paid	(5,501)	(5,328)
Net cash provided by financing activities	51,130	50,001
Net increase (decrease) in cash and cash equivalents	13,845	(1,219)
Cash and cash equivalents
Beginning of year	37,289	38,508
End of year	$51,134	$37,289
Supplemental Disclosures of Cash Flow Information
Interest paid	$5,146	$3,476
Income taxes paid	$800	$1,550

Supplemental Schedule of Noncash Investing and Financing Activities
Investment in limited partnerships acquired by capital contributions payable	$493	$1,321
Right-of-use operating lease assets obtained in exchange for operating lease liabilities	$2,002	$—

Dividends paid on Common Stock:
Dividends declared	$5,540	$5,358
Dividends reinvested	(39)	(30)
	$5,501	$5,328

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
The Company is a “smaller reporting company” and as permitted under the rules and regulations of the SEC, has elected to provide its audited consolidated statements of income, comprehensive income, cash flows and changes in stockholder’ equity for a two year, rather than three year, period.  The Company has also elected to provide certain other scaled disclosures in this Annual Report on Form 10-K, as permitted for smaller reporting companies.
Certain amounts in the 2018 consolidated financial statements have been reclassified to conform to the current year presentation.
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

Use of estimates in preparation of consolidated financial statements

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. Material estimates that are particularly susceptible to significant change in the near term and involve inherent uncertainties relate to the determination of the ALL on loans, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, valuation of deferred tax assets, and asset impairment judgments, including OTTI of investment securities. These estimates involve a significant degree of complexity and subjectivity and the amount of the change that is reasonably possible, should any of these estimates prove inaccurate, cannot be estimated.

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

Investment securities

Debt securities the Company has the positive intent and ability to hold to maturity are classified as HTM and reported at amortized cost. Debt securities not classified as either HTM or trading are classified as AFS. Investments classified as AFS are reported at fair value. Debt securities purchased and held primarily for resale in the near future are classified as trading securities and are reported at fair value with unrealized gains and losses included in earnings. The Company does not generally hold any securities classified as trading.
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
The Company evaluates all debt securities on a quarterly basis, and more frequently when economic conditions warrant, to determine if an OTTI exists. A debt security is considered impaired if the fair value is lower than its amortized cost basis at the report date. If impaired, management then assesses whether the unrealized loss is OTT.

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

Other real estate owned

Real estate properties acquired through or in lieu of loan foreclosure are to be sold and are initially recorded based on an independent appraisal or a broker price opinion at the estimated fair value less estimated selling costs at the date of acquisition, establishing a new carrying basis. Thereafter, valuations are periodically performed by management, and the real estate is carried in Other assets at the lower of carrying amount or fair value, less estimated cost to sell. Costs of significant property improvements are capitalized, if deemed recoverable, whereas revenue and expenses from operations and changes in valuation are charged to Other expenses in the Company's consolidated statements of income. There were no OREO properties at December 31, 2019 or 2018.

Mortgage Banking

Residential real estate mortgages are originated by the Company both for its portfolio and for sale into the secondary market. The transfer of these financial assets is accounted for as a sale when control over the asset has been surrendered. Control is deemed to be surrendered when (i) the asset has been isolated from the Company, (ii) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred asset, and (iii) the Company does not maintain effective control over the transferred asset through an agreement to repurchase it before its maturity. The Company records the gain on sale of the financial asset within net gains on sales of loans held for sale, net in the consolidated statements of income.
Servicing assets are recognized as separate assets when servicing rights are acquired through the sale of residential mortgage loans with servicing rights retained. Capitalized servicing rights, which are reported in other assets on the consolidated statements of condition, are initially recorded at fair value and are amortized in proportion to, and over the period of, the estimated future servicing of the underlying mortgages (typically, the contractual life of the mortgage). The amortization of mortgage servicing rights is recorded as a reduction of loan servicing fee income within noninterest income on the consolidated statements of income.
Servicing assets are evaluated for impairment regularly based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights by predominant characteristics, such as interest rates and terms. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Impairment of the servicing assets is recognized through a valuation allowance to the extent that fair value is less than the capitalized amount. If it is later determined that all or a portion of the impairment no longer exists, a reduction of the allowance may be recorded increasing income, but not below zero.
Servicing fee income is recorded for fees earned for servicing loans for investors. The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income within noninterest income in the consolidated statements of income when earned.

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

Intangible assets

Intangible assets include goodwill, which represents the excess of the purchase price over the fair value of net assets acquired in the 2011 Branch Acquisition, as well as a core deposit intangible related to the deposits acquired (see Note 10). The core deposit intangible is amortized on a straight line basis over the estimated average life of the acquired core deposit base of 10 years. The Company evaluates the valuation and amortization of the core deposit intangible if events occur that could result in possible impairment. With respect to goodwill, in accordance with current authoritative guidance, the Company assesses qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of the Company is less than its carrying amount, which could result in goodwill impairment.

Federal Home Loan Bank stock

As a member of the FHLB, Union is required to invest in $100 par value stock of the FHLB in an amount to satisfy unpaid principal balances on qualifying loans, plus an amount to satisfy an activity based requirement. The stock is nonmarketable, and is redeemable by the FHLB at par value. Also, there is the possibility of future capital calls by the FHLB on member banks to ensure compliance with its capital plan. FHLB stock is reported in Other assets at its par value of $2.5 million and $2.3 million at December 31, 2019 and 2018, respectively.

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

Investment in real estate limited partnerships

The Company has purchased various limited partnership interests in affordable housing partnerships. These partnerships were established to acquire, own and rent residential housing for elderly, low or moderate income residents in northern Vermont or in New Hampshire. GAAP permits an entity to amortize the initial cost of the investment in proportion to the amount of the tax credits and other tax benefits received and recognize the net investment performance in the income statement as a component of income tax expense. There were no impairment losses during the year resulting from the forfeiture or ineligibility of tax credits related to qualified affordable housing project investments. (See Note 11.)

Advertising costs

The Company expenses advertising costs as incurred and they are included in Other expenses in the Company's consolidated statement of income.

Earnings per common share

Earnings per common share for the period are computed based on the weighted average number of shares of common stock issued during the period, including DRIP shares issuable upon reinvestment of dividends, retroactively adjusted for stock splits and stock dividends, if any, and reduced for shares held in treasury. (See Note 17.)

Income taxes

The Company prepares its federal income tax return on a consolidated basis. Federal income taxes are allocated to members of the consolidated group based on taxable income. The Company recognizes income taxes under the asset and liability method. This involves estimating the Company's actual current tax exposure as well as assessing temporary differences resulting from differing treatment of items, such as timing of the deduction of expenses, for tax and GAAP purposes. These differences result in deferred tax assets and liabilities, which are netted and included in Other assets. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company must also assess the likelihood that any deferred tax assets will be recovered from future taxable income and to the extent that recovery is not likely, a valuation allowance must be established. A change in enacted federal income tax rates for future periods requires revaluation of deferred taxes. Significant management judgment is required in determining the provision for income taxes and valuation of deferred tax assets and liabilities. (See Note 14.)

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

Comprehensive income (loss)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income or loss. Certain changes in assets and liabilities, such as the after tax effect of unrealized gains and losses on debt securities AFS that are not OTTI and the unfunded liability for the defined benefit pension plan, are not reflected in the consolidated statement of income. The cumulative effect of such items, net of tax effect, is reported as a separate component of the equity section of the consolidated balance sheet (Accumulated OCI) (See Note 24). OCI, along with net income, comprises the Company's total comprehensive income or loss.

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

Stock Based Compensation

Under the Company's 2014 Equity Plan approved by the stockholders, 50,000 shares of the Company’s common stock (including approximately 25,000 unused shares from the 2008 ISO Plan) were authorized for equity awards of incentive stock options, nonqualified stock options, restricted stock and restricted stock units to eligible officers and (except for awards of incentive stock options) nonemployee directors. (See Note 16.)

Segment Reporting

Operating segments are the components of an entity for which separate financial information is available and evaluated regularly by the chief operating decision-maker in order to allocate resources and assess performance. The Company's chief operating decision-maker assesses consolidated financial results to make operating and strategic decisions, assess performance, and allocate resources. Therefore, the Company has determined that its business is conducted in one reportable segment and represents the consolidated financial statements of the Company.

Recent accounting pronouncements

The Company adopted ASU No. 2016-02, Leases (Topic 842) as of January 1, 2019. The ASU was issued to increase transparency and comparability among organizations by recognizing lease assets and liabilities (including operating leases) on the balance sheet and disclosing key information about leasing arrangements. Previous lease accounting did not require the inclusion of operating leases in the balance sheet. The ASU did not significantly change lease accounting requirements applicable to lessors and did not significantly impact the consolidated financial statements in relation to contracts whereby the Company acts as a lessor. Implementation of the guidance resulted in the recording of right-of-use assets and lease liabilities on the consolidated balance sheet, but did not have a material impact on the Company's consolidated statements of income. See Note 9 for additional disclosures relating to the Company's lease assets and liabilities.
The Company adopted ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities as of January 1, 2019. The ASU was issued to make certain specific improvements to hedge accounting to better align hedge accounting with risk management activities, eliminate the separate measurement and recording of hedge ineffectiveness, improve presentation and disclosure, and other simplifications. Adoption of the ASU did not have a material effect on the Company's consolidated financial statements.
The Company also adopted ASU No. 2017-08, Premium Amortization on Purchased Callable Debt Securities as of January 1, 2019. This ASU shortens the amortization period for the premium on certain purchased callable debt securities to the earliest call date. Previously, many entities amortized the premium over the contractual life of the security. The ASU did not change the accounting for purchased callable debt securities held at a discount; the discount continues to be accreted to maturity. The guidance calls for a modified retrospective transition approach under which a cumulative-effect adjustment will be made to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company's past practice aligns with the ASU therefore there was no impact on the Company's consolidated financial statements.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Under the new guidance, which will replace the existing incurred loss model for recognizing credit losses, banks and other lending institutions will be required to recognize the full amount of expected credit losses. The new guidance, which is referred to as the current expected credit loss model ("CECL"), requires that expected credit losses for financial assets held at the reporting date that are accounted for at amortized cost be measured and recognized based on historical experience and current and reasonably supportable forecasted conditions to reflect the full amount of expected credit losses. A modified version of these requirements also applies to debt securities classified as AFS. As initially proposed, the ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within such years. In October 2019, the FASB approved amendments to delay the effective date of the ASU to fiscal years beginning after December 31, 2022, including interim periods within those fiscal years, for smaller reporting companies, as defined by the SEC, and other non-SEC reporting entities. The final ASU was issued in November 2019. As the Company is a smaller reporting company, the delay is applicable to the Company and the Company does not intend to early adopt the ASU at this time. The Company has established a CECL implementation team and developed a transition project plan. The Company has entered into an agreement with a software provider, historical data has been compiled and training on utilizing the software for the existing incurred loss model has been completed. The Company continues the collection of historical data and training is ongoing surrounding CECL implementation and methodologies, including the running of parallel calculations. This will facilitate the eventual implementation process and management's evaluation of the potential impact of the ASU on the Company's consolidated financial statements.
In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The ASU was issued to reduce the cost and complexity of the goodwill impairment test. To simplify the subsequent measurement of goodwill, step two of the goodwill impairment test was eliminated. Instead, a company will recognize an impairment of goodwill should the carrying value of a reporting unit exceed its fair value (i.e. step one). The ASU will be effective for the Company on January 1, 2020 and will be applied prospectively. The Company does not expect that adoption of the ASU will have a material impact on the Company's consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This guidance, which is a part of the FASB’s disclosure framework project to improve disclosure effectiveness, eliminates certain disclosure requirements for fair value measurements regarding the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, an entity’s policy for the timing of transfers between levels of the fair value hierarchy and an entity’s valuation processes for Level 3 fair value measurements. This guidance also adds new disclosure requirements for public entities regarding changes in unrealized gains and losses for the period included in OCI for recurring Level 3 fair value measurements of instruments held at the end of the reporting period, and the range and weighted average of significant unobservable inputs used to develop recurring and nonrecurring Level 3 fair value measurements, including how the weighted average is calculated.  In addition, this guidance modifies certain requirements regarding the disclosure of transfers into and out of Level 3 of the fair value hierarchy, purchases and issuances of Level 3 assets and liabilities, and information about the measurement uncertainty of Level 3 fair value measurements as of the reporting date. This update will be effective for the Company on January 1, 2020. The Company does not expect that adoption of the ASU will have a material impact on the Company’s consolidated financial statements.

Note 2.  Restrictions on Cash and Cash Equivalents

The nature of the Company's business requires that it maintain amounts due from correspondent banks which, at times, may exceed federally insured limits. The balances in these accounts at December 31, were as follows:

	2019	2018
	(Dollars in thousands)
Noninterest bearing accounts	$365	$266
Federal Reserve Bank of Boston	45,638	32,077
FHLB of Boston	1,125	1,374
No losses have been experienced in these accounts and the Company believes it is not exposed to any significant risk with respect to the accounts.

The Company had no requirement to maintain contracted clearing balances at December 31, 2019 or 2018. Balances at the Federal Reserve Bank of Boston and a portion of the funds at the FHLB are classified as overnight deposits as they earn interest. The

Company is required to maintain vault cash or noninterest bearing reserve balances with Federal Reserve Bank of Boston. Total reserve balances required at December 31, 2019 and 2018 were $1.8 million and $1.0 million, respectively, which were both satisfied by vault cash.

Note 3.  Interest Bearing Deposits in Banks

Interest bearing deposits in banks consist of certificates of deposit purchased from various financial institutions. Deposits at each institution are generally maintained at or below the FDIC insurable limit of $250 thousand. As of December 31, 2019, the Company held certificates with rates ranging from 1.75% to 3.55% and various maturity dates through 2028, with $1.7 million scheduled to mature in 2020.

Note 4. Investment Securities
Investment securities as of the balance sheet dates consisted of the following:

December 31, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available-for-sale
Debt securities:
U.S. Government-sponsored enterprises	$6,349	$19	$(76)	$6,292
Agency MBS	45,503	602	(81)	46,024
State and political subdivisions	26,489	515	(39)	26,965
Corporate	7,804	378	(70)	8,112
Total	$86,145	$1,514	$(266)	$87,393

December 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available-for-sale
Debt securities:
U.S. Government-sponsored enterprises	$6,528	$1	$(208)	$6,321
Agency MBS	36,851	84	(683)	36,252
State and political subdivisions	23,527	130	(486)	23,171
Corporate	7,792	18	(149)	7,661
Total	$74,698	$233	$(1,526)	$73,405

There were no investment securities HTM at December 31, 2019 or December 31, 2018. There were no investment securities pledged as collateral at December 31, 2019. At December 31, 2018, investment securities AFS with a carrying amount of $2.5 million were pledged as collateral for public deposits and for other purposes as required or permitted by law.

Information pertaining to all investment securities with gross unrealized losses as of the balance sheet dates, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

December 31, 2019	Less Than 12 Months			12 Months and Over			Total
	Number of Securities	Fair Value	Gross Unrealized Loss	Number of Securities	Fair Value	Gross Unrealized Loss	Number of Securities	Fair Value	Gross Unrealized Loss
		(Dollars in thousands)
Debt securities:
U.S. Government- sponsored enterprises	4	$2,376	$(22)	8	$2,772	$(54)	12	$5,148	$(76)
Agency MBS	8	6,193	(38)	8	4,861	(43)	16	11,054	(81)
State and political subdivisions	9	3,813	(38)	1	304	(1)	10	4,117	(39)
Corporate	—	—	—	3	1,430	(70)	3	1,430	(70)
Total	21	$12,382	$(98)	20	$9,367	$(168)	41	$21,749	$(266)

December 31, 2018	Less Than 12 Months			12 Months and Over			Total
	Number of Securities	Fair Value	Gross Unrealized Loss	Number of Securities	Fair Value	Gross Unrealized Loss	Number of Securities	Fair Value	Gross Unrealized Loss
		(Dollars in thousands)
Debt securities:
U.S. Government- sponsored enterprises	2	$1,184	$(11)	12	$4,854	$(197)	14	$6,038	$(208)
Agency MBS	5	3,516	(21)	40	26,198	(662)	45	29,714	(683)
State and political subdivisions	4	1,301	(16)	36	15,067	(470)	40	16,368	(486)
Corporate	5	2,424	(12)	5	2,285	(137)	10	4,709	(149)
Total	16	$8,425	$(60)	93	$48,404	$(1,466)	109	$56,829	$(1,526)
The Company has the ability to hold the investment securities that had unrealized losses at December 31, 2019 for the foreseeable future and no declines were deemed by management to be OTT.

The following table presents the proceeds, gross gains and gross losses from sales of AFS securities:

	For The Years Ended December 31,
	2019	2018
	(Dollars in thousands)
Proceeds	$10,335	$1,060
Gross gains	62	10
Gross losses	(37)	—
Net gains	$25	$10

The amortized cost and estimated fair value of debt securities by contractual scheduled maturity as of December 31, 2019, were as follows:

	Amortized Cost	Fair Value
Available-for-sale	(Dollars in thousands)
Due in one year or less	$680	$688
Due from one to five years	3,767	3,923
Due from five to ten years	16,655	17,019
Due after ten years	19,540	19,739
	40,642	41,369
Agency MBS	45,503	46,024
Total	$86,145	$87,393
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

Note 5.  Loans Held for Sale and Loan Servicing

At December 31, 2019 and 2018, loans held for sale consisted of conventional residential mortgages originated for subsequent sale, with an estimated fair value in excess of their carrying value. Therefore, no valuation reserve was necessary for loans held for sale as of the balance sheet dates.

Commercial and residential mortgage loans serviced for others are not included in the accompanying balance sheets. The unpaid principal balance of commercial and residential mortgage loans serviced for others was $579.9 million and $534.2 million at December 31, 2019 and 2018, respectively.

Loans sold consisted of the following during the years ended December 31:

	2019		2018
	Loans Sold	Net Gains on Sale	Loans Sold	Net Gains on Sale
	(Dollars in thousands)
Residential loans	$157,952	$2,867	$116,710	$1,847
Commercial loans	315	28	—	—
Total	$158,267	$2,895	$116,710	$1,847
There were no obligations to repurchase loans for any amount at December 31, 2019, but there were contractual risk sharing commitments on certain sold loans totaling $705 thousand as of such date.
The Company generally retains the servicing rights on loans sold. At December 31, 2019 and 2018, the unamortized balance of servicing rights on loans sold with servicing retained was $1.7 million and is included in Other assets. The estimated fair value of these servicing rights was in excess of their carrying value at December 31, 2019 and 2018, and therefore no impairment reserve was necessary. The net capitalization and amortization of MSRs is included in Other income.

The following table presents the capitalization and amortization of loan servicing rights:

	For The Years Ended December 31,
	2019	2018
	(Dollars in thousands)
Capitalization of servicing rights	$862	$697
Amortization of servicing rights	812	720
Net capitalization (amortization) of servicing rights	$50	$(23)

Note 6.  Loans
The composition of Net loans at December 31, was as follows:

	2019	2018
	(Dollars in thousands)
Residential real estate	$192,125	$187,320
Construction real estate	69,617	55,322
Commercial real estate	289,883	276,500
Commercial	47,699	47,228
Consumer	3,562	3,241
Municipal	67,358	72,850
Gross loans	670,244	642,461
Allowance for loan losses	(6,122)	(5,739)
Net deferred loan costs	1,043	938
Net loans	$665,165	$637,660
Qualifying residential first mortgage loans and certain commercial real estate loans with a carrying value of $207.7 million and $167.7 million were pledged as collateral for borrowings from the FHLB under a blanket lien at December 31, 2019 and 2018, respectively.

A summary of current, past due and nonaccrual loans as of the balance sheet dates follows:

December 31, 2019	Current	30-59 Days	60-89 Days	90 Days and over and accruing	Nonaccrual	Total
	(Dollars in thousands)
Residential real estate	$187,022	$2,716	$1,304	$811	$272	$192,125
Construction real estate	68,731	470	19	368	29	69,617
Commercial real estate	286,795	940	150	—	1,998	289,883
Commercial	47,673	—	5	—	21	47,699
Consumer	3,532	21	6	—	3	3,562
Municipal	67,358	—	—	—	—	67,358
Total	$661,111	$4,147	$1,484	$1,179	$2,323	$670,244

December 31, 2018	Current	30-59 Days	60-89 Days	90 Days and over and accruing	Nonaccrual	Total
	(Dollars in thousands)
Residential real estate	$183,624	$1,984	$696	$422	$594	$187,320
Construction real estate	52,807	1,451	1,023	—	41	55,322
Commercial real estate	273,778	1,703	153	718	148	276,500
Commercial	47,163	24	8	—	33	47,228
Consumer	3,215	21	5	—	—	3,241
Municipal	72,789	61	—	—	—	72,850
Total	$633,376	$5,244	$1,885	$1,140	$816	$642,461
There were two residential real estate loans totaling $64 thousand in process of foreclosure at December 31, 2019 and three residential real estate loans totaling $255 thousand and one commercial real estate loan totaling $146 thousand in process of foreclosure at December 31, 2018. Aggregate interest not recognized on nonaccrual loans was $271 thousand and $338 thousand for the years ended December 31, 2019 and 2018, respectively.

Note 7.  Allowance for Loan Losses and Credit Quality
Changes in the ALL, by class of loans, were as follows for the years ended:

December 31, 2019	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Balance, December 31, 2018	$1,368	$617	$2,933	$354	$23	$82	$362	$5,739
Provision (credit) for loan losses	150	157	305	239	7	(6)	(77)	775
Recoveries of amounts charged off	5	—	—	1	4	—	—	10
	1,523	774	3,238	594	34	76	285	6,524
Amounts charged off	(131)	—	(60)	(200)	(11)	—	—	(402)
Balance, December 31, 2019	$1,392	$774	$3,178	$394	$23	$76	$285	$6,122

December 31, 2018	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Balance, December 31, 2017	$1,361	$488	$2,707	$395	$30	$64	$363	$5,408
Provision (credit) for loan losses	118	128	228	(38)	(3)	18	(1)	450
Recoveries of amounts charged off	20	1	—	—	17	—	—	38
	1,499	617	2,935	357	44	82	362	5,896
Amounts charged off	(131)	—	(2)	(3)	(21)	—	—	(157)
Balance, December 31, 2018	$1,368	$617	$2,933	$354	$23	$82	$362	$5,739

The allocation of the ALL, summarized on the basis of the Company's impairment methodology by class of loan, as of the balance sheet dates, was as follows:

December 31, 2019	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Individually evaluated for impairment	$39	$—	$149	$8	$—	$—	$—	$196
Collectively evaluated for impairment	1,353	774	3,029	386	23	76	285	5,926
Total allocated	$1,392	$774	$3,178	$394	$23	$76	$285	$6,122

December 31, 2018	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Individually evaluated for impairment	$47	$—	$9	$10	$—	$—	$—	$66
Collectively evaluated for impairment	1,321	617	2,924	344	23	82	362	5,673
Total allocated	$1,368	$617	$2,933	$354	$23	$82	$362	$5,739

Despite the allocation shown in the tables above, the ALL is general in nature and is available to absorb losses from any class of loan.

The recorded investment in loans, summarized on the basis of the Company's impairment methodology by class of loan, as of the balance sheet dates, was as follows:

December 31, 2019	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Total
	(Dollars in thousands)
Individually evaluated for impairment	$1,515	$223	$3,204	$299	$—	$—	$5,241
Collectively evaluated for impairment	190,610	69,394	286,679	47,400	3,562	67,358	665,003
Total	$192,125	$69,617	$289,883	$47,699	$3,562	$67,358	$670,244

December 31, 2018	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Total
	(Dollars in thousands)
Individually evaluated for impairment	$1,678	$119	$2,276	$352	$—	$—	$4,425
Collectively evaluated for impairment	185,642	55,203	274,224	46,876	3,241	72,850	638,036
Total	$187,320	$55,322	$276,500	$47,228	$3,241	$72,850	$642,461

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

The following tables summarize the loan ratings applied by management to the Company's loans by class as of the balance sheet dates:

December 31, 2019	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Total
	(Dollars in thousands)
Pass	$174,798	$47,326	$168,654	$35,625	$3,499	$67,358	$497,260
Satisfactory/Monitor	14,520	21,819	117,004	10,974	57	—	164,374
Substandard	2,807	472	4,225	1,100	6	—	8,610
Total	$192,125	$69,617	$289,883	$47,699	$3,562	$67,358	$670,244

December 31, 2018	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Total
	(Dollars in thousands)
Pass	$170,416	$41,141	$174,802	$34,303	$3,209	$72,850	$496,721
Satisfactory/Monitor	14,008	14,053	98,327	12,150	31	—	138,569
Substandard	2,896	128	3,371	775	1	—	7,171
Total	$187,320	$55,322	$276,500	$47,228	$3,241	$72,850	$642,461

The following tables provide information with respect to impaired loans by class of loan as of and for the years ended December 31, 2019 and 2018:

	December 31, 2019			For The Year Ended December 31, 2019
	Recorded Investment (1)	Principal Balance (1)	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Residential real estate	$218	$228	$39
Commercial real estate	1,762	1,783	149
Commercial	11	12	8
With an allowance recorded	1,991	2,023	196

Residential real estate	1,297	1,832	—
Construction real estate	223	241	—
Commercial real estate	1,442	1,539	—
Commercial	288	290	—
With no allowance recorded	3,250	3,902	—

Residential real estate	1,515	2,060	39	$1,625	$149
Construction real estate	223	241	—	159	4
Commercial real estate	3,204	3,322	149	2,382	110
Commercial	299	302	8	322	23
Total	$5,241	$5,925	$196	$4,488	$286

	December 31, 2018			For The Year Ended December 31, 2018
	Recorded Investment (1)	Principal Balance (1)	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Residential real estate	$228	$238	$47
Commercial real estate	193	193	9
Commercial	12	13	10
With an allowance recorded	433	444	66

Residential real estate	1,450	2,039	—
Construction real estate	119	135	—
Commercial real estate	2,083	2,174	—
Commercial	340	340	—
With no allowance recorded	3,992	4,688	—

Residential real estate	1,678	2,277	47	$1,730	$65
Construction real estate	119	135	—	88	4
Commercial real estate	2,276	2,367	9	1,699	77
Commercial	352	353	10	367	29
Total	$4,425	$5,132	$66	$3,884	$175
____________________

(1)	Does not reflect government guaranties on impaired loans as of December 31, 2019 and 2018 totaling $587 thousand and $641 thousand, respectively.

The following is a summary of TDR loans by class of loan as of the balance sheet dates:

	December 31, 2019		December 31, 2018
	Number of Loans	Principal Balance	Number of Loans	Principal Balance
	(Dollars in thousands)
Residential real estate	25	$1,515	27	$1,678
Construction real estate	2	100	2	119
Commercial real estate	8	966	9	1,172
Commercial	5	290	4	340
Total	40	$2,871	42	$3,309

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

The following table provides new TDR activity by class of loan for the years ended December 31, 2019 and 2018:

	New TDRs During the			New TDRs During the
	Year Ended December 31, 2019			Year Ended December 31, 2018
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Residential real estate	1	$77	$79	3	$190	$193
Construction real estate	—	—	—	1	44	44
Commercial real estate	—	—	—	1	204	204
Commercial	1	15	15	2	31	31

At December 31, 2019, there was one residential TDR loan with a recorded investment balance of $79 thousand that had been modified within the previous twelve months that defaulted during the year then ended. At December 31, 2018, there were no TDR loans modified within the previous twelve months that had subsequently defaulted during the year then ended. TDR loans are considered defaulted at 90 days past due.

At December 31, 2019 and 2018, the Company was not committed to lend any additional funds to borrowers whose loans were nonperforming, impaired or restructured.

Note 8.  Premises and Equipment
The major classes of premises and equipment and accumulated depreciation at December 31, were as follows:

	2019	2018
	(Dollars in thousands)
Land and land improvements	$3,922	$3,260
Building and improvements	18,490	14,760
Furniture and equipment	10,402	9,053
Construction in progress and deposits on equipment	91	809
	32,905	27,882
Less accumulated depreciation	(11,982)	(11,809)
	$20,923	$16,073
Depreciation included in Occupancy and Equipment expenses amounted to $1.6 million and $1.2 million for the years ended December 31, 2019 and 2018, respectively.

Note 9. Leases
Effective January 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842). As of December 31, 2019, the Company had operating real estate leases for three branch locations, one loan production office, land upon which a new branch location was constructed and two ATM locations. During 2019 interim reporting periods, the lease related to the land upon which a new branch location was constructed had been classified as a finance lease based on information available at the time the lease was recorded. An analysis of this lease at December 31, 2019, resulted in a methodology change to classify the lease as an operating lease. The lease agreements have maturity dates ranging from July 2020 to September 2047. As of December 31, 2019, the weighted average remaining life of the lease term for the operating leases was 23.03 years.
The discount rate used in determining the lease liability for each individual lease was the FHLB fixed advance rate as of January 2019 that corresponded to the remaining lease term for each of these leases at adoption of the ASU. As of December 31, 2019, the weighted average discount rate for operating leases was 3.84%.
The operating lease right-of-use assets, included in Other assets on the consolidated balance sheet, were $1.86 million, and the operating lease liabilities, included in Accrued interest and other liabilities on the consolidated balance sheet, were $1.89 million as of December 31, 2019. Operating lease costs, included in Occupancy expenses, net on the consolidated statements of income were $215 thousand for the year ended December 31, 2019.

Total estimated rental commitments for operating leases were as follows as of December 31, 2019:

(Dollars in thousands)
2020	$183
2021	171
2022	125
2023	114
2024	110
Thereafter	2,332
Total	$3,035
A reconciliation of the operating lease undiscounted cash flows in the maturity analysis above and the operating lease liability recognized in the consolidated balance sheet is shown below:

December 31, 2019
(Dollars in thousands)
Undiscounted cash flows	$3,035
Discount effect of cash flows	(1,141)
Lease liabilities	$1,894

Rent expense for year ended December 31, 2018 was $180 thousand. Occupancy expense is shown in the consolidated statements of income, net of rental income of $232 thousand and $225 thousand for the years ended December 31, 2019 and 2018, respectively.

Note 10. Goodwill and Other Intangible Assets

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
Amortization expense for the core deposit intangible was $171 thousand for 2019 and 2018. The amortization expense is included in Other expenses in the consolidated statements of income and is deductible for tax purposes. As of December 31, 2019, the remaining amortization expense related to the core deposit intangible, absent any future impairment, is expected to be as follows:

(Dollars in thousands)
2020	$171
2021	71
Total	$242

Note 11.  Investment in Real Estate Limited Partnerships
The Company has purchased from time to time various interests in limited partnerships established to acquire, own and rent residential housing for elderly, low or moderate income individuals in northern Vermont and New Hampshire. The carrying values of investments carried at equity were $4.4 million and $4.0 million at December 31, 2019 and 2018, respectively. The capital contribution payable related to these investments was $493 thousand and $1.3 million at December 31, 2019 and 2018, respectively. The following table presents the net impact on the Provision for income taxes related to investments carried at equity:

	For The Years Ended December 31,
	2019	2018
	(Dollars in thousands)
Provision for undistributed net losses of limited partnership investments	$745	$591
Federal income tax credits related to limited partnership investments	(803)	(656)
Net effect on Provision for income taxes	$(58)	$(65)

Note 12. Deposits

The following is a summary of interest bearing deposits at December 31:

	2019	2018
	(Dollars in thousands)
Interest bearing checking accounts	$173,406	$157,847
Savings and money market accounts	285,534	286,875
Time deposits, $100,000 and over	73,048	64,474
Other time deposits	75,605	64,603
	$607,593	$573,799
Included in time deposits are brokered deposits of $12.0 million and $16.0 million at December 31, 2019 and 2018, respectively. Reciprocal deposits of $127.3 million and $114.2 million at December 31, 2019 and 2018, respectively, are included in deposit balances in the consolidated balance sheets.

The following is a summary of time deposits by maturity at December 31, 2019:

(Dollars in thousands)
2020	$105,832
2021	28,365
2022	8,136
2023	3,340
2024	2,980
$148,653
Time deposits of $24.4 million and $13.6 million equal or exceed the FDIC insurance limit of $250 thousand at December 31, 2019 and 2018, respectively.

Note 13. Borrowed Funds

Borrowed funds included option advance borrowings from the FHLB of $47.2 million and $27.5 million at December 31, 2019 and 2018, respectively. The FHLB option advance borrowings are a mix of straight bullets, balloons and amortizers with contractual maturities through 2023. All of the FHLB borrowings had interest rates ranging from 0.00% to 3.09% at December 31, 2019 and 0.00% to 2.59% at December 31, 2018. The weighted average interest rates on the borrowings were 2.01% and 1.84% at December 31, 2019 and 2018, respectively.

The contractual payments due for FHLB option advance borrowings, as of December 31, 2019, were as follows:

(Dollars in thousands)
2020	$47,000
2021	164
$47,164

The Company has established both overnight and longer term lines of credit with the FHLB. These borrowings are secured by a blanket lien on qualified collateral consisting of loans with first mortgages secured by one-to-four family properties and certain commercial real estate loans. At December 31, 2019, pledged loans with a carrying value of $207.7 million provided a borrowing capacity of $127.5 million at the FHLB, less outstanding borrowings and other credit subject to collateralization of $61.7 million, resulting in remaining year-end borrowing capacity of $65.8 million. At December 31, 2018, pledged loans with a carrying value of $167.7 million provided a borrowing capacity of $100.1 million at the FHLB, less outstanding borrowings and other credit subject to collateralization of $45.6 million, resulting in remaining year-end borrowing capacity of $54.5 million.

A separate agreement has been established with the FHLB under which the Company has the authority, up to its available borrowing capacity, to collateralize public unit deposits with letters of credit issued by the FHLB. FHLB letters of credit in the amount of $24.8 million and $17.3 million were utilized as collateral for these deposits at December 31, 2019 and 2018, respectively. Total fees paid by the Company in connection with the issuance of these letters of credit were $27 thousand and $28 thousand for the years ended December 31, 2019 and 2018, respectively.

In addition to its borrowing arrangements with the FHLB, Union maintains a preapproved Federal Funds line of credit with a correspondent bank totaling $15.0 million. Interest on these borrowings is payable daily and charged at the federal funds rate at the time of the borrowing. There were no outstanding borrowings on the Federal Funds purchase line at December 31, 2019 or 2018. In addition to the funding sources available to Union, the Company established a $5.0 million revolving line of credit with a correspondent bank during the third quarter of 2019. There were no outstanding borrowings on the line at December 31, 2019.

There were no secured customer repurchase agreement sweeps at December 31, 2019 and $370 thousand at December 31, 2018, collateralized by U.S. Government-sponsored enterprise securities with a carrying value as of such date of $1.7 million. The average daily balance of these repurchase agreement sweeps was $551 thousand during 2018, with a weighted average interest rate of 0.26%. The maximum borrowings outstanding on these agreements during 2018 was $3.5 million. These repurchase agreements mature the next business day and carried a weighted average interest rate of 0.20% at December 31, 2018.

Note 14.  Income Taxes

The components of the provision for income taxes for the years ended December 31, were as follows:

	2019	2018
	(Dollars in thousands)
Current federal tax provision	$1,351	$1,695
Current state tax provision	41	86
Deferred tax provision (benefit)	438	(508)
	$1,830	$1,273
The termination of Union’s Defined Benefit Pension Plan resulted in a deferred tax benefit and a reduction in the provision for income taxes of $900 thousand with the settlement of all assets and liabilities under the Plan for the year ended December 31, 2018. As a result of the 2017 Tax Act, the federal tax rate decreased from 34% to 21% effective January 1, 2018. The deferred tax provision and provision for income taxes shown above were impacted by a one-time charge of $32 thousand for the year ended December 31, 2018 for the revaluation of the Company's deferred tax assets to reflect the 21% tax rate for future periods.

The total provision for income taxes differs from the amounts computed at the statutory federal income tax rate of 21% primarily due to the following for the years ended December 31:

	2019	2018
	(Dollars in thousands)
Computed “expected” tax expense	$2,620	$1,752
State taxes	32	68
Tax exempt interest	(513)	(413)
Increase in cash surrender value of COLI	(59)	(103)
Tax credits	(857)	(684)
Equity in losses of limited partnerships	640	528
Non-deductible expenses	46	36
True-up adjustment for effect of enacted tax law changes	—	32
Other	(79)	57
	$1,830	$1,273

Listed below are the significant components of the net deferred tax (liability) asset at December 31:

	2019	2018
	(Dollars in thousands)
Components of the deferred tax asset
Bad debts	$1,329	$1,244
Deferred compensation	227	205
Core deposit intangible	106	94
Unrealized loss on investment securities available-for-sale	—	272
Other	69	38
Total deferred tax asset	1,731	1,853

Components of the deferred tax liability
Depreciation	(1,402)	(913)
Mortgage servicing rights	(371)	(360)
Limited partnership investments	(50)	(16)
Unrealized gain on investment securities available-for-sale	(262)	—
Goodwill	(276)	(244)
Prepaid expenses	(136)	(114)
Total deferred tax liability	(2,497)	(1,647)
Net deferred tax (liability) asset	$(766)	$206

Deferred tax assets are recognized subject to management's judgment that it is more likely than not that the deferred tax asset will be realized. Based on the temporary taxable items, historical taxable income and estimates of future taxable income, the Company believes that it is more likely than not that the deferred tax assets at December 31, 2019 will be realized and therefore no valuation allowance is warranted.
The net deferred income tax liability is included in Accrued interest and other liabilities and the net deferred income tax asset is included in Other assets in the consolidated balance sheets at December 31, 2019 and 2018, respectively.
Based on management's evaluation, management has concluded that there were no significant uncertain tax positions requiring recognition in the Company's financial statements at December 31, 2019 and 2018. The Company is subject to income tax at the federal level and in the state of New Hampshire. Although the Company is not currently the subject of an examination by taxing authorities, the Company's tax years ended December 31, 2016 through 2018 are open to examination under the applicable statute of limitations. The 2019 tax return has not yet been filed.

The Company may from time to time be assessed interest and/or penalties by federal or state tax jurisdictions, although any such assessments historically have been minimal and immaterial to the Company's financial results. In the event that the Company receives an assessment for interest and/or penalties, it will be classified in the financial statements as Other expenses.

Note 15.  Employee Benefit Plans

401(k) Plan: Union maintains a tax-qualified defined contribution 401(k) plan under which employees may elect to make tax deferred contributions of up to the IRS maximum from their annual salary. All employees meeting service requirements are eligible to participate in the plan. Union may make employer matching and profit-sharing contributions to the 401(k) plan at the discretion of the Board. Company contributions are fully vested after three years of service. The 401(k) plan includes "Safe Harbor" provisions requiring annual nondiscretionary minimum contributions to the plan for all eligible participants in an amount equal to 3% of eligible earnings of each eligible participant. Additionally, in 2019 and 2018 a discretionary profit-sharing contribution was made to the plan in an amount equal to 3% percent of each employee's eligible earnings, as defined by the plan. The following table summarizes employer contributions for the years ended December 31, 2019 and 2018:

	2019	2018
	(Dollars in thousands)
Employer matching	$270	$236
Profit sharing	280	279
Safe harbor	336	304
Total	$886	$819

Nonqualified Deferred Compensation Plans: The Company and Union have two nonqualified deferred compensation plans for directors and certain key officers. The Company accrued an expense of $8 thousand and $7 thousand in 2019 and 2018, respectively, under the 2008 Plan. The benefit obligations under the 2008 Plan represent general unsecured obligations of the Company and no assets are segregated for such payments. However, the Company and Union have purchased life insurance contracts on the lives of each participant in order to recoup the funding costs of these benefits. The benefits accrued under the 2008 Plan aggregated $359 thousand and $388 thousand at December 31, 2019 and 2018, respectively, and are included in Accrued interest and other liabilities. The cash surrender value of the life insurance policies purchased to recoup the funding costs under the 2008 Plan aggregated $1.0 million and $974 thousand at December 31, 2019 and 2018, respectively, and are included in Company-owned life insurance in the Company's consolidated balance sheets.

The 2006 Plan was adopted for directors and certain key officers. The 2006 Plan is a non-qualified defined contribution plan that provides a means by which participants may elect to defer receipt of current compensation from the Company or its subsidiary in order to provide retirement or other benefits as selected in the individual adoption agreements. Participants may select among designated reference investments consisting of investment funds, with the performance of the participant's account mirroring the selected reference investment. Distributions are made only upon a qualifying distribution event, which may include a separation from service, death, disability or unforeseeable emergency, or upon a date specified in the participant's deferral election form. The 2006 Plan is intended to comply with the provisions of Section 409A of the Internal Revenue Code. The 2006 Plan is unfunded, representing a general unsecured obligation of the Company of $699 thousand and $558 thousand as of December 31, 2019 and 2018, respectively.

Defined Benefit Pension Plan:
The Company terminated its Defined Benefit Pension Plan during the fourth quarter of 2018. The settlement of all assets and liabilities under the Plan was completed by December 31, 2018. Participants were provided distribution options to either purchase an annuity, take a lump-sum cash payment, or do a direct rollover into a qualifying retirement plan. Net periodic pension expense for 2018 included a settlement loss in the amount of $4.0 million, resulting in total pension expense of $4.6 million. This expense was partially offset by a reduction in the provision for income taxes of $900 thousand as a result of the settlement of the Plan's assets and liabilities. The Company no longer has any remaining defined benefit pension plan obligations and thus no periodic pension expense related to the Plan.

The following table sets forth the Plan's obligations and funded status at December 31, 2018:

(Dollars in thousands)
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$20,832
Interest cost	599
Settlement gain	(326)
Actuarial gain	(2,667)
Benefits paid	(712)
Settlement payments	(17,726)
Projected benefit obligation at end of year	—

Change in fair value of plan assets
Fair value of plan assets at beginning of year	18,499
Actual loss on plan assets	(717)
Administrative expenses	(194)
Employer contributions	850
Benefits paid	(712)
Settlement payments	(17,726)
Fair value of plan assets at end of year	—
Net liability for pension benefits	$—

There was no accumulated benefit obligation at December 31, 2018. The impact of the Plan activity for 2018 on OCI is detailed in Note 24.
Net periodic pension cost for 2018 consisted of the following components:

(Dollars in thousands)
Interest cost on projected benefit obligation	$599
Expected return on plan assets	(531)
Amortization of net actuarial loss	502
Net periodic pension cost	$570
Recognized settlement loss	4,061
Total net periodic pension cost	$4,631

Weighted average assumptions used to determine net periodic pension cost for the year ended December 31, 2018 were a discount rate and expected long-term rate of return on plan assets of 3.52% and no rate of compensation increase for 2018.

Note 16.  Stock Based Compensation

The Company's current stock-based compensation plan is the Union Bankshares, Inc. 2014 Equity Incentive Plan. Under the 2014 Equity Plan, 50,000 shares of the Company’s common stock are available for equity awards of incentive stock options, nonqualified stock options, restricted stock and RSUs to eligible officers and (except for awards of incentive stock options) nonemployee directors. Shares available for issuance of awards under the 2014 Equity Plan consist of unissued shares of the Company’s common stock and/or shares held in treasury. As of December 31, 2019, there were outstanding grants under the plan of RSUs and incentive stock options.

RSUs. Each RSU represents the right to receive one share of the Company's common stock upon satisfaction of applicable vesting conditions. For each of the awards granted in 2019, 2018, and 2017, 50% of the RSUs awarded were in the form of Time-Based RSUs, which vest over three years, approximately one-third per year on the anniversary of the earned date; and 50% of the RSUs awarded were in the form of Performance-Based RSUs, which are subject to both performance and time based vesting conditions, with vesting of awards over two years, approximately one-half per year on the anniversary of the earned date. Prior to vesting, the RSUs do not earn dividends or dividend equivalents, nor do they bear any voting rights.

The following table presents a summary of RSUs from the 2017, 2018, and 2019 Award Plan Summaries as of December 31, 2019:

	Number of RSUs Granted	Weighted-Average Grant Date Fair Value	Number of Unvested RSUs
2017 Award	3,225	$52.95	433
2018 Award	3,734	47.75	2,120
2019 Award	10,143	36.26	10,143
Total	17,102		12,696
Unrecognized compensation expense related to the unvested RSUs was $492 thousand and $297 thousand, as of December 31, 2019 and 2018 respectively.
On May 15, 2019, the Company's board of directors, as a component of total director compensation, granted an aggregate of 1,185 RSUs to the Company's non-employee directors. Each RSU represents the right to receive one share of the Company's common stock upon satisfaction of applicable vesting conditions. The RSUs will vest on May 19, 2020, subject to continued board service through the vesting date, other than in the case of the director's death or disability. Prior to vesting, the RSUs do not earn dividends or dividend equivalents, nor do they bear any voting rights. Unrecognized director compensation expense related to the unvested RSUs as of December 31, 2019 was $18 thousand.

Incentive stock options. The 2014 Equity Plan replaced the Company's 2008 ISO Plan. There were no options granted in 2019 or 2018 under the 2014 Equity Plan. As of December 31, 2019, 4,500 incentive stock options under the 2014 Equity Plan and 1,000 incentive stock options granted under the 2008 ISO Plan remained outstanding and exercisable.
The exercise price of outstanding options under both plans is equal to the market price of the stock at the date of grant; therefore, the intrinsic value of the options at the date of the grant is $0. All outstanding options have a one year requisite service period, vest after one year, and have a seven year contractual term. There was no compensation cost charged against income for stock options issued under the plans for 2019 or 2018.

The following summarizes the stock option activity under the 2014 Equity Plan for the year ended December 31, 2019:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Period End Aggregate Intrinsic Value
	(Dollars in thousands, except per share data)
Outstanding at January 1, 2019	4,500	$24.00
Exercised	—	—
Forfeited/expired	—	—
Outstanding at December 31, 2019	4,500	$24.00	1.96	$55
Exercisable at December 31, 2019	4,500	$24.00	1.96	$55

The following summarizes the stock option activity under the 2008 ISO Plan for the year ended December 31, 2019:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Period End Aggregate Intrinsic Value
	(Dollars in thousands, except per share data)
Outstanding at January 1, 2019	3,000	$22.00
Exercised	(2,000)	$22.00
Forfeited/expired	—	—
Outstanding at December 31, 2019	1,000	$22.00	0.96	$14
Exercisable at December 31, 2019	1,000	$22.00	0.96	$14

The following summarizes information regarding the proceeds received by the Company from the exercise of stock options during 2019:

2019
(Dollars in thousands, except per share data)
Proceeds received	$44
Number of shares exercised	2,000
Weighted average price per share	$22.00
Total intrinsic value of options exercised	$30

There were no stock options exercised during 2018. As of December 31, 2019, there was no unrecognized compensation cost as all options under both plans were fully vested and exercisable.

Note 17.  Earnings Per Share

The following table presents the reconciliation of the calculation of basic earnings per share for the years ended December 31, 2019 and 2018:

	2019	2018
	(Dollars in thousands, except per share data)
Net income	$10,648	$7,072
Weighted average common shares outstanding	4,468,336	4,465,675
Basic earnings per share	$2.38	$1.58

Basic earnings per share were computed by dividing net income by the weighted average number of shares outstanding during the year. There were incentive stock options with respect to 5,500 shares and 7,500 shares outstanding at December 31, 2019 and 2018, respectively, and unvested RSUs totaling 13,881and 6,043 at December 31, 2019 and 2018, respectively, excluded from the computation of diluted earnings per share since dilution resulting from these stock options and the vesting of RSUs is immaterial.

Note 18.  Financial Instruments With Off-Balance-Sheet Risk

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, standby letters of credit, interest rate caps and floors written on adjustable-rate loans, commitments to participate in or sell loans, commitments to buy or sell securities, guarantees on certain sold loans and risk-sharing commitments on certain sold loans under the MPF program with the FHLB. At December 31, 2019 and 2018, the Company had binding loan commitments to sell residential mortgage loans at fixed rates totaling $7.1 million and $2.7 million, respectively. The fair value of these commitments is not material to the Company's financial statements.
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

The Company generally requires collateral or other security to support financial instruments with credit risk. The following table shows financial instruments outstanding whose contract amount represents credit risk at December 31:

	Contract or Notional Amount
	2019	2018
	(Dollars in thousands)
Commitments to originate loans	$35,689	$22,673
Unused lines of credit	103,623	109,457
Standby and commercial letters of credit	2,308	2,308
Credit card arrangements	311	259
MPF credit enhancement obligation, net (See Note 19)	687	684
Commitment for purchase of Jericho branch property	—	1,220
Commitment for construction of Williston branch	—	3,208
Commitment to purchase investment in a real estate limited partnership	3,000	—
Total	$145,618	$139,809
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
The Company did not hold or issue derivative instruments or hedging instruments during the years ended December 31, 2019 and 2018.

Note 19. Commitments and Contingencies
Contingent Liabilities: The Company sells 1-4 family residential mortgage loans under the MPF program with FHLB (See Note 18). Under this program, the Company shares in the credit risk of each mortgage loan, while receiving fee income in return. The Company is responsible for a Credit Enhancement Obligation based on the credit quality of these loans. FHLB funds a First Loss Account based on the Company's outstanding MPF mortgage loan balances. This creates a laddered approach to sharing in any losses. In the event of default, homeowner's equity and private mortgage insurance, if any, are the first sources of repayment; the FHLB First Loss Account funds are then utilized, followed by the member's Credit Enhancement Obligation, with the balance the responsibility of FHLB. These loans meet specific underwriting standards of the FHLB. As of December 31, 2019, the Company had sold $30.8 million in loans through the MPF program since inception of its participation in the program, with an outstanding principal balance of $13.0 million as of such date.

The volume of loans sold to the MPF program and the corresponding credit obligation are closely monitored by management. As of December 31, 2019 and 2018, the notional amount of the maximum contingent contractual liability related to this program was $705 thousand and $702 thousand, respectively, of which $18 thousand had been recorded as a reserve through Accrued interest and other liabilities at December 31, 2019 and 2018.

Legal Contingencies: In the normal course of business, the Company is involved in various legal and other proceedings. In the opinion of management, any liability resulting from such proceedings is not expected to have a material adverse effect on the Company’s consolidated financial statements.

Note 20. Fair Value Measurement
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
Mutual funds: Mutual funds have been valued using unadjusted quoted prices from active markets and therefore have been classified as Level 1.

Assets measured at fair value on a recurring basis at December 31, 2019 and 2018, segregated by fair value hierarchy level, are summarized below:

	Fair Value Measurement
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2019:	(Dollars in thousands)
Investment securities available-for-sale
Debt securities:
U.S. Government-sponsored enterprises	$6,292	$—	$6,292	$—
Agency MBS	46,024	—	46,024	—
State and political subdivisions	26,965	—	26,965	—
Corporate	8,112	—	8,112	—
Total debt securities	$87,393	$—	$87,393	$—

Other investments:
Mutual funds	$690	$690	$—	$—

December 31, 2018:
Investment securities available-for-sale
Debt securities:
U.S. Government-sponsored enterprises	$6,321	$—	$6,321	$—
Agency MBS	36,252	—	36,252	—
State and political subdivisions	23,171	—	23,171	—
Corporate	7,661	—	7,661	—
Total debt securities	$73,405	$—	$73,405	$—

Other investments:
Mutual funds	$556	$556	$—	$—

There were no transfers in or out of Levels 1 and 2 during the years ended December 31, 2019 and 2018, nor were there any Level 3 assets at any time during those periods. Certain other assets and liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Assets and liabilities measured at fair value on a nonrecurring basis in periods after initial recognition, such as collateral-dependent impaired loans and MSRs, were not considered material at December 31, 2019 or 2018. The Company has not elected to apply the fair value method to any financial assets or liabilities other than those situations where other accounting pronouncements require fair value measurements.
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

As of the balance sheet dates, the estimated fair values and related carrying amounts of the Company's significant financial instruments were as follows:

	December 31, 2019
	Fair Value Measurement
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$51,134	$51,134	$51,134	$—	$—
Interest bearing deposits in banks	6,565	6,671	—	6,671	—
Investment securities	88,083	88,083	690	87,393	—
Loans held for sale	7,442	7,587	—	7,587	—
Loans, net
Residential real estate	191,032	192,955	—	—	192,955
Construction real estate	68,951	68,381	—	—	68,381
Commercial real estate	286,871	288,931	—	—	288,931
Commercial	47,379	45,872	—	—	45,872
Consumer	3,545	3,483	—	—	3,483
Municipal	67,387	67,103	—	—	67,103
Accrued interest receivable	2,702	2,702	—	435	2,267
Nonmarketable equity securities	2,607	N/A	N/A	N/A	N/A
Financial liabilities
Deposits
Noninterest bearing	136,434	136,434	136,434	—	—
Interest bearing	458,940	458,940	458,940	—	—
Time	148,653	148,542	—	148,542	—
Borrowed funds
Short-term	40,000	40,000	40,000	—	—
Long-term	7,164	7,416	—	7,416	—
Accrued interest payable	673	673	—	673	—

	December 31, 2018
	Fair Value Measurement
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$37,289	$37,289	$37,289	$—	$—
Interest bearing deposits in banks	9,300	9,177	—	9,177	—
Investment securities	73,961	73,961	556	73,405	—
Loans held for sale	2,899	2,954	—	2,954	—
Loans, net
Residential real estate	186,225	183,836	—	—	183,836
Construction real estate	54,786	54,694	—	—	54,694
Commercial real estate	273,609	272,187	—	—	272,187
Commercial	46,943	45,713	—	—	45,713
Consumer	3,223	3,193	—	—	3,193
Municipal	72,874	72,689	—	—	72,689
Accrued interest receivable	2,812	2,812	—	423	2,389
Nonmarketable equity securities	2,376	N/A	N/A	N/A	N/A
Financial liabilities
Deposits
Noninterest bearing	132,971	132,971	132,971	—	—
Interest bearing	444,722	444,722	444,722	—	—
Time	129,077	127,554	—	127,554	—
Borrowed funds
Short-term	370	370	370	—	—
Long-term	27,451	27,374	—	27,374	—
Accrued interest payable	203	203	—	203	—
The carrying amounts in the preceding tables are included in the consolidated balance sheets under the applicable captions.

Note 21.  Transactions with Related Parties
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
Aggregate loan transactions with related parties for the years ended December 31 were as follows:

	2019	2018
	(Dollars in thousands)
Balance, January 1,	$749	$961
New loans and advances on lines	1,045	827
Repayments	(690)	(1,039)
Other, net	196	—
Balance, December 31,	$1,300	$749
Balance available on lines of credit or loan commitments	$1,153	$693

There were no loans to related parties that were past due, in nonaccrual status or that had been restructured to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower, or that were considered classified at December 31, 2019 or 2018.
Deposit accounts with related parties were $1.3 million and $1.2 million at December 31, 2019 and 2018, respectively. Union's Asset Management Group also invested $348 thousand and $397 thousand in certificates of deposit with Union at December 31, 2019 and 2018, respectively.

Note 22.  Regulatory Capital Requirements

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
The Economic Growth, Regulatory Relief and Consumer Protection Act of 2018 directed the federal banking regulators to adopt rules providing for a simplified regulatory capital framework for qualifying community banking organizations. In September 2019, the banking regulators finalized a rule that introduced the community bank leverage ratio (CBLR) framework as an optional simplified measure of capital adequacy for qualifying institutions. A banking organization with a Tier I leverage ratio greater than 9.0%, less than $10 billion in average consolidated assets, and limited amounts of off-balance sheet exposures and trading assets and liabilities may opt into the CBLR framework and will be deemed "well capitalized" and will not be required to report or calculate risk-based capital. A qualifying community bank may utilize the CBLR framework beginning with the March 31, 2020 regulatory capital calculation. A community banking organization that does not meet the requirements for use of the simplified CBLR framework will continue to calculate its regulatory capital ratios under existing guidelines. As of December 31, 2019, the Tier I leverage ratio was 8.09% and 8.06% for the Company and Union, respectively.
The Company and Bank's risk-based capital ratios exceeded regulatory guidelines at December 31, 2019 and December 31, 2018, and, specifically, the Bank was "well capitalized" under Prompt Corrective Action provisions for each period. There were no conditions or events that occurred subsequent to December 31, 2019 that would change the Company or Bank's regulatory capital categorization.
Union's and the Company's regulatory capital amounts and ratios as of the balance sheet dates are presented in the following tables:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of December 31, 2019	Amount	Ratio	Amount	Ratio	Amount	Ratio
Company:	(Dollars in thousands)
Total capital to risk weighted assets	$74,510	13.02%	$45,782	8.00%	N/A	N/A
Tier 1 capital to risk weighted assets	68,388	11.95%	34,337	6.00%	N/A	N/A
Common Equity Tier 1 to risk weighted assets	68,388	11.95%	25,753	4.50%	N/A	N/A
Tier 1 capital to average assets	68,388	8.09%	33,814	4.00%	N/A	N/A

Union:
Total capital to risk weighted assets	$74,167	12.98%	$45,712	8.00%	$57,139	10.00%
Tier 1 capital to risk weighted assets	68,045	11.91%	34,280	6.00%	45,706	8.00%
Common Equity Tier 1 to risk weighted assets	68,045	11.91%	25,710	4.50%	37,136	6.50%
Tier 1 capital to average assets	68,045	8.06%	33,769	4.00%	42,212	5.00%

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
As of December 31, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio
Company:	(Dollars in thousands)
Total capital to risk weighted assets	$68,616	12.86%	$42,685	8.00%	N/A	N/A
Tier 1 capital to risk weighted assets	62,877	11.78%	32,026	6.00%	N/A	N/A
Common Equity Tier 1 to risk weighted assets	62,877	11.78%	24,019	4.50%	N/A	N/A
Tier 1 capital to average assets	62,877	8.03%	31,321	4.00%	N/A	N/A

Union:
Total capital to risk weighted assets	$68,305	12.82%	$42,624	8.00%	$53,280	10.00%
Tier 1 capital to risk weighted assets	62,566	11.75%	31,949	6.00%	42,598	8.00%
Common Equity Tier 1 to risk weighted assets	62,566	11.75%	23,961	4.50%	34,611	6.50%
Tier 1 capital to average assets	62,566	8.00%	31,283	4.00%	39,104	5.00%

Dividends paid by Union are the primary source of funds available to the Company for payment of dividends to its stockholders. Union is subject to certain requirements imposed by federal banking laws and regulations, which among other things, establish minimum levels of capital and restrict the amount of dividends that may be distributed by Union to the Company.

Note 23.  Treasury Stock
The basis for the carrying value of the Company's treasury stock is the purchase price of the shares at the time of purchase. The Company maintains a limited stock repurchase plan which authorizes the repurchase of up to 2,500 shares of its common stock each calendar quarter in open market purchases or privately negotiated transactions, as management may deem advisable and as market conditions may warrant. The repurchase authorization for a calendar quarter expires at the end of that quarter to the extent it has not been exercised, and is not carried forward into future quarters. The quarterly repurchase program, which was initially adopted in 2010, was most recently reauthorized in January 2020 and will expire on December 31, 2020 unless reauthorized. The Company repurchased 300 shares under this program, at a total cost of $13 thousand during 2019, while 2,209 shares, at a total cost of $107 thousand were repurchased under the program during 2018. Since inception, the Company had repurchased 17,693 shares of its common stock as of December 31, 2019, at prices ranging from $17.86 to $48.82 per share and at a total cost of $472 thousand.
The Company maintains a Dividend Reinvestment and Stock Purchase Plan (DRIP) whereby registered stockholders may elect to reinvest cash dividends and optional cash contributions to purchase additional shares of the Company's common stock. The Company has reserved 200,000 shares of its common stock for issuance and sale under the DRIP. As of December 31, 2019, 2,503 shares of stock had been issued from treasury stock under the DRIP, since inception of the Plan in 2016.

Note 24. Other Comprehensive Income
The components of Accumulated OCI, net of tax, at December 31 were:

	2019	2018
	(Dollars in thousands)
Net unrealized gain (loss) on investment securities available-for-sale	$986	$(1,023)

The following table discloses the tax effects allocated to each component of OCI for the years ended:

	December 31, 2019			December 31, 2018
	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
	(Dollars in thousands)
Investment securities available-for-sale:
Net unrealized holding gains (losses) arising during the year on investment securities available-for-sale	$2,568	$(539)	$2,029	$(905)	$191	$(714)
Reclassification adjustment for net gains on investment securities available-for-sale realized in net income	(25)	5	(20)	(10)	2	(8)
Total	2,543	(534)	2,009	(915)	193	(722)
Defined benefit pension plan:
Net actuarial gain arising during the year	—	—	—	1,546	(325)	1,221
Reclassification adjustment for amortization of net actuarial loss realized in net income	—	—	—	502	(105)	397
Reclassification adjustment for recognized settlement loss	—	—	—	4,022	(845)	3,177
Total	—	—	—	6,070	(1,275)	4,795
Total other comprehensive income	$2,543	$(534)	$2,009	$5,155	$(1,082)	$4,073

The following table discloses information concerning the reclassification adjustments from OCI for the years ended December 31:

Reclassification Adjustment Description	2019	2018	Affected Line Item in Consolidated Statements of Income
	(Dollars in thousands)
Investment securities available-for-sale:
Net gains on investment securities available-for-sale	$(25)	$(10)	Net gains on sales of investment securities available-for-sale
Tax benefit	5	2	Provision for income taxes
	(20)	(8)	Net income
Defined benefit pension plan:
Net actuarial loss	—	502	Pension expense
Recognized settlement loss	—	4,022	Pension expense
	—	4,524	Income before provision for income taxes
Tax expense	—	(950)	Provision for income taxes
	—	3,574	Net income
Total reclassifications	$(20)	$3,566	Net income

Note 25. Subsequent Events
Events occurring subsequent to December 31, 2019 have been evaluated as to their potential impact on the consolidated financial statements.
On January 15, 2020, the Board of Directors declared a cash dividend of $0.32 per share for the quarter, an increase of 3.2% from the cash dividend of $0.31 paid in recent prior quarters. The dividend is payable February 6, 2020 to shareholders of record as of January 27, 2020.

Note 26.  Condensed Financial Information (Parent Company Only)
The following condensed financial statements are for Union Bankshares, Inc. (Parent Company Only), and should be read in conjunction with the consolidated financial statements of Union Bankshares, Inc. and Subsidiary.
UNION BANKSHARES, INC. (PARENT COMPANY ONLY)
CONDENSED BALANCE SHEETS
December 31, 2019 and 2018

	2019	2018
	(Dollars in thousands)
ASSETS
Cash	$46	$48
Other investments	27	67
Investment in subsidiary - Union	71,500	64,180
Other assets	712	767
Total assets	$72,285	$65,062
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Other liabilities	$442	$571
Total liabilities	442	571
STOCKHOLDERS' EQUITY
Common stock, $2.00 par value; 7,500,000 shares authorized; 4,948,245 shares issued at December 31, 2019 and 4,943,690 shares issued at December 31, 2018	9,897	9,888
Additional paid-in capital	1,124	894
Retained earnings	64,019	58,911
Treasury stock at cost; 476,268 shares at December 31, 2019 and 477,011 shares at December 31, 2018	(4,183)	(4,179)
Accumulated other comprehensive income (loss)	986	(1,023)
Total stockholders' equity	71,843	64,491
Total liabilities and stockholders' equity	$72,285	$65,062
The investment in subsidiary is carried under the equity method of accounting. The investment in subsidiary and cash, which is on deposit with Union, have been eliminated in consolidation.
UNION BANKSHARES, INC. (PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF INCOME
Years Ended December 31, 2019 and 2018

	2019	2018
Revenues	(Dollars in thousands)
Dividends - bank subsidiary - Union	$5,925	$5,625
Other income	24	254
Total revenues	5,949	5,879
Expenses
Interest	16	18
Administrative and other	536	419
Total expenses	552	437
Income before applicable income tax benefit and equity in undistributed net income of subsidiary	5,397	5,442
Applicable income tax benefit	(113)	(89)
Income before equity in undistributed net income of subsidiary	5,510	5,531
Equity in undistributed net income - Union	5,138	1,541
Net income	$10,648	$7,072

UNION BANKSHARES, INC. (PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2019 and 2018

	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES	(Dollars in thousands)
Net income	$10,648	$7,072
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of Union	(5,138)	(1,541)
Decrease (increase) in other assets	55	(205)
Decrease in other liabilities	(137)	(233)
Net cash provided by operating activities	5,428	5,093
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of other investments	47	44
Purchases of other investments	(7)	(12)
Proceeds of Company-owned life insurance death benefit	—	281
Net cash provided by investing activities	40	313
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(5,501)	(5,328)
Issuance of common stock	44	—
Purchase of treasury stock	(13)	(107)
Net cash used in financing activities	(5,470)	(5,435)
Net decrease in cash	(2)	(29)
Cash, beginning of year	48	77
Cash, end of year	$46	$48
Supplemental Disclosures of Cash Flow Information
Interest paid	$16	$18
Dividends paid on Common Stock:
Dividends declared	$5,540	$5,358
Dividends reinvested	(39)	(30)
	$5,501	$5,328

Note 27.  Quarterly Financial Data (Unaudited)

A summary of consolidated financial data for each of the four quarters of 2019 and 2018 is presented below:

	Quarters in 2019 Ended
	March 31,	June 30,	Sept. 30,	Dec 31,
	(Dollars in thousands, except per share data)
Interest and dividend income	$8,654	$8,923	$9,131	$9,294
Interest expense	1,230	1,401	1,497	1,488
Net interest income	7,424	7,522	7,634	7,806
Provision for loan losses	50	150	150	425
Noninterest income	2,170	2,452	2,732	2,969
Noninterest expenses	6,513	6,807	7,001	7,135
Net income	2,621	2,530	2,738	2,759
Earnings per common share	$0.59	$0.56	$0.62	$0.61

	Quarters in 2018 Ended
	March 31,	June 30,	Sept. 30,	Dec 31,
	(Dollars in thousands, except per share data)
Interest and dividend income	$7,571	$7,943	$8,095	$8,571
Interest expense	647	731	1,086	1,117
Net interest income	6,924	7,212	7,009	7,454
Provision for loan losses	—	150	150	150
Noninterest income	2,471	2,152	2,452	2,398
Noninterest expenses	6,124	6,306	6,525	10,322
Net income	2,747	2,450	2,311	(436)
Earnings per common share	$0.62	$0.54	$0.52	$(0.10)

Note 28. Other Noninterest Income and Other Noninterest Expenses

The components of other noninterest income and other noninterest expenses for the years ended December 31, 2019 and 2018 were as follows:

	2019	2018
Income	(Dollars in thousands)
Income from life insurance	$281	$488
Other income	322	226
Total other income	$603	$714

Expenses
ATM network and debit card expense	$790	$690
Advertising and public relations	555	456
Vermont franchise tax	678	620
Professional fees	701	625
Director and advisory board fees	502	450
Other expenses	3,934	3,823
Total other expenses	$7,160	$6,664

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Union Bankshares, Inc. and Subsidiary

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Union Bankshares, Inc. and Subsidiary (the Company) as of December 31, 2019 and 2018, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2019 and 2018, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

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
March 13, 2020

Vermont Registration No. 92-0000278

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and Chief Financial Officer, with the assistance of the Disclosure Control Committee, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2019. Based on this evaluation they concluded that those disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files with the Commission is accumulated and communicated to the Company's management, including its principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required information.
Management's Report on Internal Control Over Financial Reporting. The Company's management is responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in the Securities Exchange Act Rule 13a-15(f). The Company's management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based on the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on the evaluation, the Company's management concluded that the Company's internal control over financial reporting was effective as of December 31, 2019.
Berry Dunn McNeil & Parker, LLC, an independent registered public accounting firm, which has audited and reported on the consolidated financial statements contained in this Annual Report on Form 10-K, has issued its written audit report on the Company’s internal control over financial reporting. This report can be found on page 86.
There were no changes in the Company's internal controls over financial reporting during the fourth quarter of 2019 that have materially affected, or that are reasonably likely to materially affect, the Company's internal controls over financial reporting. While the Company believes that its existing disclosure controls and procedures have been effective to accomplish these objectives, the Company intends to continue to examine, refine and formalize its disclosure controls and procedures and to monitor ongoing developments in this area.
Item 9B. Other Information
None
PART III
Item 10.  Directors, Executive Officers and Corporate Governance
The following information from the Company's Proxy Statement for the 2020 Annual Meeting of Shareholders is hereby incorporated by reference:
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
Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 under the caption “SHARE OWNERSHIP INFORMATION - Delinquent Section 16(a) Reports”.
Information regarding the composition and meetings of the Audit Committee, and the Audit Committee financial expert, under the caption "PROPOSAL I: TO ELECT DIRECTORS - Board Committees and Corporate Governance - Audit Committee."
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

Item 11. Executive Compensation
The following information from the Company's Proxy Statement for the 2020 Annual Meeting of Shareholders is hereby incorporated by reference:
Information regarding compensation of directors under the caption “PROPOSAL I: TO ELECT DIRECTORS - Directors' Compensation”.
Information regarding executive officer and named executive compensation and benefit plans under the captions - “EXECUTIVE COMPENSATION” and "COMPENSATION COMMITTEE REPORT".
Information regarding management interlocks and certain transactions is omitted, in accordance with the regulatory relief available to smaller reporting companies in Release Nos. 33-10513 and 34-83550.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following information from the Company's Proxy Statement for the 2020 Annual Meeting of Shareholders is hereby incorporated by reference:
Information regarding the share ownership of management and principal shareholders under the caption “SHARE OWNERSHIP INFORMATION - Share Ownership of Management and Principal Holders”.
The following table summarizes certain information regarding securities available for issuance under the Company's equity compensation plans as of December 31, 2019:
Equity Compensation Plan Information as of December 31, 2019:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a) (1)	(b) (2)	(c) (3)
Equity compensation plans approved by security holders	18,196	$23.64	14,355
Equity compensation plans not approved by security holders	—	—	—

Total	18,196	$23.20	14,355
____________________

(1)
Includes 1,000 shares issuable upon exercise of incentive stock options granted under the 2008 ISO Plan, 4,500 shares issuable upon exercise of incentive stock options granted under the 2014 Equity Plan, and 12,696 shares issuable upon vesting of restricted stock units (“RSUs”) granted under the 2014 Equity Plan for which 2019, 2018 and 2017 performance conditions have been satisfied but which are also subject to time-based vesting conditions.

(2)	Calculated solely with respect to outstanding stock options; RSUs not included in calculation.

(3)	All of such shares are available for issuance pursuant to future awards under the 2014 Equity Plan.
Item 13. Certain Relationships and Related Party Transactions, and Director Independence
The following information from the Company's Proxy Statement for the 2020 Annual Meeting of Shareholders is hereby incorporated by reference:
Information regarding transactions with management and directors under the caption “PROPOSAL I: TO ELECT DIRECTORS - Transactions with Management and Directors.”
Information regarding Director independence under the caption "PROPOSAL I: TO ELECT DIRECTORS - Director Independence."
Item 14. Principal Accountant Fees and Services
The following information from the Company's Proxy Statement for the 2020 Annual Meeting of Shareholders is hereby incorporated by reference:
Information on fees paid to the Independent Auditors set forth under the caption “PROPOSAL 2: RATIFICATION OF APPOINTMENT OF INDEPENDENT AUDITORS - Audit Fees.”
Description of Audit Committee pre-approval guidelines set forth under the caption “PROPOSAL 2: RATIFICATION OF APPOINTMENT OF INDEPENDENT AUDITORS - Audit Committee Preapproval Guidelines.”

PART IV
Item 15. Exhibits, Financial Statement Schedules
Documents Filed as Part of this Report:

(1)	The following consolidated financial statements are included:

1)	Consolidated Balance Sheets at December 31, 2019 and 2018

2)	Consolidated Statements of Income for the years ended December 31, 2019 and 2018

3)	Consolidated Statements of Comprehensive Income for the years ended December 31, 2019 and 2018

4)	Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2019 and 2018

5)	Consolidated Statements of Cash Flows for the years ended December 31, 2019 and 2018

6)	Notes to the Consolidated Financial Statements

7)	Report of Independent Registered Public Accounting Firm

(2)	The following exhibits are either filed herewith as part of this report, or are incorporated herein by reference:

Item No:
3.1
Amended and Restated Articles of Incorporation of Union Bankshares, Inc. (as of August 1, 2007), previously filed with the Commission as Exhibit 3.1 to the Company's June 30, 2007 Form 10-Q and incorporated herein by reference.

3.2	Bylaws of Union Bankshares, Inc., as amended, previously filed with the Commission as Exhibit 3.1 to the Company's September 30, 2007 Form 10-Q and incorporated herein by reference.
4.1	Description of Securities
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
101
The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2019 formatted in eXtensible Business Reporting Language (XBRL): (i) the audited consolidated balance sheets, (ii) the audited consolidated statements of income for the years ended December 31, 2019 and 2018, (iii) the audited consolidated statements of comprehensive income, (iv) the audited consolidated statement of changes in stockholders' equity, (v) the audited consolidated statements of cash flows and (vi) related notes.

____________________

*	denotes compensatory plan or agreement

**
This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, as of March 13, 2020.
 Union Bankshares, Inc.

By:	/s/ David S. Silverman	By:	/s/ Karyn J. Hale
	David S. Silverman		Karyn J. Hale
	Chief Executive Officer and President		Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 13, 2020.

Name	Title
/s/ David S. Silverman	Director, Chief Executive Officer and President
David S. Silverman	(Principal Executive Officer)

/s/ Karyn J. Hale	Chief Financial Officer
Karyn J. Hale	(Principal Financial/Accounting Officer)

/s/ Cornelius J. Van Dyke	Director, Chairman of the Board
Cornelius J. Van Dyke

/s/ Timothy W. Sargent	Director, Vice Chairman of the Board
Timothy W. Sargent

/s/ Joel S. Bourassa	Director
Joel S. Bourassa

/s/ Steven J. Bourgeois	Director
Steven J. Bourgeois

/s/ Dawn D. Bugbee	Director
Dawn D. Bugbee

/s/ John M. Goodrich	Director
John M. Goodrich

/s/ Nancy C. Putnam	Director
Nancy C. Putnam

/s/ John H. Steel	Director
John H. Steel

/s/ Schuyler W. Sweet	Director
Schuyler W. Sweet

EXHIBIT INDEX *

4.1	Description of Securities

21.1	Subsidiaries of the Company.

23.1	Consent of Berry Dunn McNeil & Parker, LLC

31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101
The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2019 formatted in eXtensible Business Reporting Language (XBRL): (i) the audited consolidated balance sheets, (ii) the audited consolidated statements of income for the years ended December 31, 2019 and 2018, (iii) the audited consolidated statements of comprehensive income, (iv) the audited consolidated statements of changes in stockholders' equity, (v) the audited consolidated statements of cash flows and (vi) related notes.

____________________

*	other than exhibits incorporated by reference to prior filings.

**
This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.