Form 10-Q
period 2020-03-31
UNION BANKSHARES INC
filed 2020-05-08
CIK 706863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2020

Commission file number: 001-15985

UNION BANKSHARES, INC.

VERMONT	03-0283552

P.O. BOX 667
20 LOWER MAIN STREET
MORRISVILLE, VT 05661

Registrant’s telephone number:      802-888-6600

Former name, former address and former fiscal year, if changed since last report: Not applicable

Securities registered pursuant to section 12(b) of the Act:

Common Stock, $2.00 par value	UNB	Nasdaq Stock Market
(Title of class)	(Trading Symbol)	(Exchanges registered on)

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
Emerging growth company [ ]
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [  ]      No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of April 27, 2020.

Common Stock, $2 par value	4,473,246	shares

UNION BANKSHARES, INC.
TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	March 31, 2020	December 31, 2019
	(Unaudited)
Assets	(Dollars in thousands)
Cash and due from banks	$6,224	$5,405
Federal funds sold and overnight deposits	35,488	45,729
Cash and cash equivalents	41,712	51,134
Interest bearing deposits in banks	6,067	6,565
Investment securities available-for-sale	89,447	87,393
Other investments	581	690
Total investments	90,028	88,083
Loans held for sale	16,456	7,442
Loans	676,531	670,244
Allowance for loan losses	(6,391)	(6,122)
Net deferred loan costs	1,056	1,043
Net loans	671,196	665,165
Premises and equipment, net	20,528	20,923
Goodwill	2,223	2,223
Company-owned life insurance	12,403	12,322
Other assets	22,474	19,055
Total assets	$883,087	$872,912
Liabilities and Stockholders’ Equity
Liabilities
Deposits
Noninterest bearing	$139,963	$136,434
Interest bearing	449,943	458,940
Time	146,154	148,653
Total deposits	736,060	744,027
Borrowed funds	62,164	47,164
Accrued interest and other liabilities	11,075	9,878
Total liabilities	809,299	801,069
Commitments and Contingencies
Stockholders’ Equity
Common stock, $2.00 par value; 7,500,000 shares authorized; 4,949,246 shares issued at March 31, 2020 and 4,948,245 shares issued at December 31, 2019	9,899	9,897
Additional paid-in capital	1,226	1,124
Retained earnings	64,783	64,019
Treasury stock at cost; 476,046 shares at March 31, 2020 and 476,268 shares at December 31, 2019	(4,181)	(4,183)
Accumulated other comprehensive income	2,061	986
Total stockholders' equity	73,788	71,843
Total liabilities and stockholders' equity	$883,087	$872,912

See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 1

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended March 31,
	2020	2019
	(Dollars in thousands, except per share data)
Interest and dividend income
Interest and fees on loans	$8,291	$7,902
Interest on debt securities:
Taxable	387	401
Tax exempt	157	131
Dividends	34	42
Interest on federal funds sold and overnight deposits	53	61
Interest on interest bearing deposits in banks	41	55
Total interest and dividend income	8,963	8,592
Interest expense
Interest on deposits	1,309	1,065
Interest on borrowed funds	148	162
Total interest expense	1,457	1,227
Net interest income	7,506	7,365
Provision for loan losses	300	50
Net interest income after provision for loan losses	7,206	7,315
Noninterest income
Trust income	173	168
Service fees	1,497	1,426
Net gains on sales of investment securities available-for-sale	11	4
Net gains on sales of loans held for sale	812	374
Net (loss) gain on other investments	(124)	62
Other income	149	198
Total noninterest income	2,518	2,232
Noninterest expenses
Salaries and wages	3,121	2,798
Employee benefits	982	999
Occupancy expense, net	514	438
Equipment expense	740	565
Other expenses	1,815	1,727
Total noninterest expenses	7,172	6,527
Income before provision for income taxes	2,552	3,020
Provision for income taxes	356	399
Net income	$2,196	$2,621
Earnings per common share	$0.49	$0.59
Weighted average number of common shares outstanding	4,472,886	4,467,376
Dividends per common share	$0.32	$0.31

See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 2

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended March 31,
	2020	2019
	(Dollars in thousands)
Net income	$2,196	$2,621
Other comprehensive income, net of tax:
Investment securities available-for-sale:
Net unrealized holding gains arising during the period on investment securities available-for-sale	1,084	943
Reclassification adjustment for net gains on sales of investment securities available-for-sale realized in net income	(9)	(3)
Total other comprehensive income	1,075	940
Total comprehensive income	$3,271	$3,561

See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 3

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)

	Three Month Periods Ended March 31, 2020 and 2019
	Common Stock					Accumulated other comprehensive income (loss)
	Shares, net of treasury	Amount	Additional paid-in capital	Retained earnings	Treasury stock		Total stockholders’ equity
	(Dollars in thousands, except per share data)
Balances, December 31, 2019	4,471,977	$9,897	$1,124	$64,019	$(4,183)	$986	$71,843
Net income	—	—	—	2,196	—	—	2,196
Other comprehensive income	—	—	—	—	—	1,075	1,075
Dividend reinvestment plan	223	—	6	—	2	—	8
Cash dividends declared ($0.32 per share)	—	—	—	(1,432)	—	—	(1,432)
Stock based compensation expense	—	—	76	—	—	—	76
Exercise of stock options	1,000	2	20	—	—	—	22
Balances, March 31, 2020	4,473,200	$9,899	$1,226	$64,783	$(4,181)	$2,061	$73,788

Balances, December 31, 2018	4,466,679	$9,888	$894	$58,911	$(4,179)	$(1,023)	$64,491
Net income	—	—	—	2,621	—	—	2,621
Other comprehensive income	—	—	—	—	—	940	940
Dividend reinvestment plan	246	—	10	—	2	—	12
Cash dividends declared ($0.31 per share)	—	—	—	(1,385)	—	—	(1,385)
Stock based compensation expense	—	—	43	—	—	—	43
Exercise of stock options	1,000	2	20	—	—	—	22
Purchase of treasury stock	(300)	—	—	—	(13)	—	(13)
Balances, March 31, 2019	4,467,625	$9,890	$967	$60,147	$(4,190)	$(83)	$66,731
See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 4

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash Flows From Operating Activities	(Dollars in thousands)
Net income	$2,196	$2,621
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	476	337
Provision for loan losses	300	50
Deferred income tax provision	10	8
Net amortization of premiums on investment securities	113	87
Equity in losses of limited partnerships	188	162
Stock based compensation expense	76	43
Net increase in unamortized loan costs	(13)	(13)
Proceeds from sales of loans held for sale	43,322	21,779
Origination of loans held for sale	(51,524)	(24,153)
Net gains on sales of loans held for sale	(812)	(374)
Net gains on sales of investment securities available-for-sale	(11)	(4)
Decrease (increase) in other investments	109	(65)
Increase in accrued interest receivable	(275)	(248)
Amortization of core deposit intangible	43	43
Decrease in other assets	209	281
(Decrease) increase in other liabilities	(1,339)	492
Net cash (used in) provided by operating activities	(6,932)	1,046
Cash Flows From Investing Activities
Interest bearing deposits in banks
Proceeds from maturities and redemptions	498	996
Purchases	—	(249)
Investment securities available-for-sale
Proceeds from sales	3,076	6,510
Proceeds from maturities, calls and paydowns	3,980	1,580
Purchases	(7,851)	(13,092)
Net increase in nonmarketable stock	(599)	(213)
Net increase in loans	(6,341)	(7,578)
Recoveries of loans charged off	23	4
Purchases of premises and equipment	(81)	(1,545)
Investments in limited partnerships	(826)	(358)
Net cash used in investing activities	(8,121)	(13,945)

Union Bankshares, Inc. Page 5

Cash Flows From Financing Activities
Repayment of long-term debt	—	(10,000)
Net increase in short-term borrowings outstanding	15,000	19,963
Net increase (decrease) in noninterest bearing deposits	3,529	(5,133)
Net decrease in interest bearing deposits	(8,997)	(18,825)
Net (decrease) increase in time deposits	(2,499)	17,561
Issuance of common stock	22	22
Purchase of treasury stock	—	(13)
Dividends paid	(1,424)	(1,373)
Net cash provided by financing activities	5,631	2,202
Net decrease in cash and cash equivalents	(9,422)	(10,697)
Cash and cash equivalents
Beginning of period	51,134	37,289
End of period	$41,712	$26,592
Supplemental Disclosures of Cash Flow Information
Interest paid	$1,925	$1,174
Income taxes paid	$—	$—

Supplemental Schedule of Noncash Investing Activities
Investment in limited partnerships acquired by capital contributions payable	$2,722	$—
Right-of-use operating lease assets obtained in exchange for operating lease liabilities	$—	$2,002

Dividends paid on Common Stock:
Dividends declared	$1,432	$1,385
Dividends reinvested	(8)	(12)
	$1,424	$1,373

See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 6

UNION BANKSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Basis of Presentation
The accompanying unaudited interim consolidated financial statements of Union Bankshares, Inc. and Subsidiary (together, the Company) as of March 31, 2020, and for the three months ended March 31, 2020 and 2019, have been prepared in conformity with GAAP for interim financial information, general practices within the banking industry, and the accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (2019 Annual Report). The Company's sole subsidiary is Union Bank. In the opinion of the Company’s management, all adjustments, consisting only of normal recurring adjustments and disclosures necessary for a fair presentation of the information contained herein, have been made. This information should be read in conjunction with the Company’s 2019 Annual Report. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2020, or any future interim period.
The Company is a “smaller reporting company” and as permitted under the rules and regulations of the SEC, has elected to provide its consolidated statements of income, comprehensive income, cash flows and changes in stockholder’ equity for a two year, rather than three year, period. The Company has also elected to provide certain other scaled disclosures in this report, as permitted for smaller reporting companies.
Certain amounts in the 2019 consolidated financial statements have been reclassified to conform to the 2020 presentation.
On May 7, 2020, Union Bankshares, Inc. distributed its First Quarter 2020 unaudited Report to Shareholders presenting information concerning the Company's results of operations and financial condition for the three months ended March 31, 2020. Subsequent to the compilation of this report, the gain or loss on other investments has been reclassified from dividend income to noninterest income for both the March 31, 2020 and 2019 comparison periods.

In addition to the definitions set forth elsewhere in this report, the acronyms, abbreviations and capitalized terms identified below are used throughout this Form 10-Q, including Part I. "Financial Information" and Part II. "Other Information". The following is provided to aid the reader and provide a reference page when reviewing this Form 10-Q.

Union Bankshares, Inc. Page 7

AFS:	Available-for-sale	MBS:	Mortgage-backed security
ALCO:	Asset Liability Committee	MSRs:	Mortgage servicing rights
ALL:	Allowance for loan losses	OAO:	Other assets owned
ASC:	Accounting Standards Codification	OCI:	Other comprehensive income (loss)
ASU:	Accounting Standards Update	OFAC:	U.S. Office of Foreign Assets Control
Board:	Board of Directors	OREO:	Other real estate owned
bp or bps:	Basis point(s)	OTTI:	Other-than-temporary impairment
Branch Acquisition:	The acquisition of three New Hampshire branches in May 2011	OTT:	Other-than-temporary
CARES Act:	Coronavirus Aid, Relief and Economic Security Act	Plan:	The Union Bank Pension Plan
CDARS:	Certificate of Deposit Accounts Registry Service of the Promontory Interfinancial Network	PPP:	Paycheck Protection Program
Company:	Union Bankshares, Inc. and Subsidiary	PPPLF:	PPP Liquidity Facility of the FRB
COVID-19:	Novel Coronavirus	RD:	USDA Rural Development
DRIP:	Dividend Reinvestment Plan	RSU:	Restricted Stock Unit
FASB:	Financial Accounting Standards Board	SBA:	U.S. Small Business Administration
FDIC:	Federal Deposit Insurance Corporation	SEC:	U.S. Securities and Exchange Commission
FHA:	U.S. Federal Housing Administration	TDR:	Troubled-debt restructuring
FHLB:	Federal Home Loan Bank of Boston	Union:	Union Bank, the sole subsidiary of Union Bankshares, Inc
FRB:	Federal Reserve Board	USDA:	U.S. Department of Agriculture
FHLMC/Freddie Mac:	Federal Home Loan Mortgage Corporation	VA:	U.S. Veterans Administration
GAAP:	Generally Accepted Accounting Principles in the United States	WHO:	World Health Organization
HTM:	Held-to-maturity	2008 ISO Plan:	2008 Incentive Stock Option Plan of the Company
HUD:	U.S. Department of Housing and Urban Development	2014 Equity Plan:	2014 Equity Incentive Plan
ICS:	Insured Cash Sweeps of the Promontory Interfinancial Network	2019 Annual Report	Annual Report of Form 10-K for the year ended December 31, 2019
IRS:	Internal Revenue Service	2017 Tax Act:	Tax Cut and Jobs Act of 2017

Note 2. Risks and Uncertainties
The outbreak of COVID-19 has adversely impacted a broad range of industries in which the Company’s customers operate and could impair their ability to fulfill their financial obligations to the Company. The WHO has declared COVID-19 to be a global pandemic indicating that almost all public commerce and related business activities must be, to varying degrees, curtailed with the goal of decreasing the rate of new infections. The spread of the outbreak has caused significant disruptions in the U.S. economy and has disrupted banking and other financial activity in the areas in which the Company operates. While there has been no material impact to the Company’s employees to date, COVID-19 could also potentially create widespread operating issues for the Company.
Congress, the President, and the FRB have taken several actions designed to cushion the economic fallout. Most notably, the CARES Act was signed into law at the end of March 2020 as a $2 trillion legislative package. The goal of the CARES Act is to prevent a severe economic downturn through various measures, including direct financial aid to American families and economic stimulus to significantly impacted industry sectors. The package also includes extensive emergency funding for small businesses, hospitals and health care providers. In addition to the general impact of COVID-19, certain provisions of the CARES Act as well as other recent legislative and regulatory relief efforts are expected to have a material impact on the Company’s operations in future periods.
The Company’s business is dependent upon the willingness and ability of its employees and customers to conduct banking and other financial transactions. If the global response to contain COVID-19 escalates further or is unsuccessful, the Company could experience a material adverse effect on its business, financial condition, results of operations and cash flows. While it is not possible

Union Bankshares, Inc. Page 8

to know the full extent that the impact of COVID-19, and resulting measures to curtail its spread, will have on the Company’s operations, the Company is disclosing potentially material items of which it is aware.

Financial position and results of operations
The Company’s fee income could be reduced due to COVID-19. In keeping with guidance from regulators, the Company is working with COVID-19 affected customers to waive a variety of fees, including but not limited to, insufficient funds and overdraft fees, ATM fees and account maintenance fees. These reductions in fees are thought, at this time, to be temporary, while the COVID-19 related economic crisis persists. At this time, the Company is unable to project the duration or materiality of such an impact, but recognizes that the scope of the economic impact is likely to impact its fee income in future periods. Also, the Company expects to collect fee income from the SBA for participating in the PPP and processing PPP loans, which will offset the above mentioned reduction in fee income.
The Company’s interest income could be reduced due to COVID-19. In keeping with guidance from regulators, the Company is actively working with COVID-19 affected borrowers to defer their loan payments, interest, and fees. While interest and fees will still accrue to income, through normal GAAP accounting, should eventual credit losses on these deferred payments emerge, interest income and fees accrued would need to be reversed. In such a scenario, interest income in future periods could be negatively impacted. At this time, the Company is unable to project the materiality of such an impact, but recognizes the scope of the economic impact may affect its borrowers’ ability to repay in future periods.

Capital and liquidity
While the Company believes that it has sufficient capital to withstand an extended economic recession brought about by COVID-19, its reported and regulatory capital ratios could be adversely impacted by further credit losses. The Company relies on cash on hand as well as dividends from its subsidiary bank to pay dividends to shareholders. If the Company’s capital deteriorates such that its subsidiary bank is unable to pay dividends to it for an extended period of time, the Company may not be able to maintain its dividend to shareholders at the current level.
The Company maintains access to multiple sources of liquidity. Wholesale funding markets have remained open to the Company, but rates for short term funding have recently been volatile. If funding costs are elevated for an extended period of time, it could have an adverse effect on the Company’s net interest margin. If an extended recession caused large numbers of the Company’s deposit customers to withdraw their funds, the Company might become more reliant on volatile or more expensive sources of funding.

Asset valuation
Currently, the Company does not expect COVID-19 to affect its ability to account timely for the assets on its balance sheet; however, this could change in future periods. While certain valuation assumptions and judgments will change to account for pandemic-related circumstances such as widening credit spreads, the Company does not anticipate significant changes in methodology used to determine the fair value of assets measured in accordance with GAAP.
COVID-19 could cause a further and sustained decline in the Company’s stock price or the occurrence of what management would deem to be a triggering event that could, under certain circumstances, cause the Company to perform a goodwill impairment test and result in an impairment charge being recorded for that period. In the event that the Company concludes that all or a portion of its goodwill is impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital or regulatory capital.
It is possible that the lingering effects of COVID-19 could cause the occurrence of what management would deem to be a triggering event that could, under certain circumstances, cause the Company to perform an intangible asset impairment test and result in an impairment charge being recorded for that period. In the event that the Company concludes that all or a portion of its intangible assets are impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital or regulatory capital.

Processes, controls and business continuity plan
The Company has implemented its Pandemic and Business Continuity Plans to address the operating risks associated with the global COVID-19 pandemic and has followed guidance as events evolved from the Centers for Disease Control & Prevention (CDC), the WHO and other available resources. Since enacting the Pandemic and Business Continuity Plans, the Company has taken a series of actions to safeguard its employees and customers while continuing to provide essential banking services to its communities. The Company has developed and executed a plan to decentralize employees, including working remotely, to isolate certain personnel essential to critical business continuity operations, canceled business travel and outside vendor appointments, limited inter-branch visits, and increased the use of video conferencing to avoid large gatherings. Also, social distancing and

Union Bankshares, Inc. Page 9

enhanced hygiene practices were put into place as well as rigorous cleaning of all bank facilities. Throughout these changes, employees and customers have been kept informed with regular communications.
On March 17, 2020, branch lobby service was limited to appointment-only, and new capabilities were implemented  to execute lobby transactions electronically or via its drive-up facilities. Effective March 25, 2020, a "Stay Home, Stay Safe" emergency order issued in the State of Vermont resulted in branch lobbies being closed to all customers.
Management continues to evaluate current events and put appropriate protocols in place to ensure the safety of staff and customers while continuing to provide essential banking services our customers rely on. No material operational or internal control challenges or risks related to COVID-19 have been identified to date. The Company does not anticipate significant challenges to its ability to maintain its systems and controls in light of the measures the Company has taken to prevent the spread of COVID-19. The Company does not currently face any material resource constraints through the implementation of its Pandemic and Business Continuity Plans.

Lending operations and accommodations to borrowers
In keeping with regulatory guidance to work with borrowers during this unprecedented situation and as outlined in the CARES Act, the Company is continuing to approve payment deferrals for its borrowers that are adversely affected by the pandemic. Depending on the demonstrated need of the customer, the Company is deferring either the full loan payment or the principal component of the loan payment for up to 180 days. As of April 30, 2020, the Company has executed 335 of these deferrals on outstanding loan balances of $160.5 million. In accordance with interagency guidance issued in March 2020 and confirmed by the FASB, these short term deferrals are not considered troubled debt restructurings.
With the passage of the PPP, administered by the SBA, the Company is actively participating in assisting its customers with applications for resources through the program. PPP loans have a two-year term and earn interest at 1%. The Company believes that a significant amount of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program. It is the Company’s understanding that loans funded through the PPP are fully guaranteed by the U.S. Government. Should those circumstances change, the Company could be required to establish additional allowance for credit loss through additional credit loss expense charged to earnings.
Further, in sensitivity and service to its communities during this unprecedented time, the Company is waiving late payment and overdraft fees on a case by case basis and has temporarily suspended collection and foreclosure efforts on past due loans in accordance with CARES Act guidance.

Note 3. Legal Contingencies
In the normal course of business, the Company is involved in various legal and other proceedings. In the opinion of management, any liability resulting from such proceedings is not expected to have a material adverse effect on the Company’s consolidated financial condition or results of operations.

Note 4. Per Share Information
Earnings per common share are computed based on the weighted average number of shares of common stock outstanding during the period and reduced for shares held in treasury. The assumed exercise of outstanding exercisable stock options and vesting of RSUs does not result in material dilution and is not included in the calculation.

Note 5. Recent Accounting Pronouncements
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Under the new guidance, which will replace the existing incurred loss model for recognizing credit losses, banks and other lending institutions will be required to recognize the full amount of expected credit losses. The new guidance, which is referred to as the current expected credit loss model ("CECL"), requires that expected credit losses for financial assets held at the reporting date that are accounted for at amortized cost be measured and recognized based on historical experience and current and reasonably supportable forecasted conditions to reflect the full amount of expected credit losses. A modified version of these requirements also applies to debt securities classified as AFS. As initially proposed, the ASU was effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption was permitted for fiscal years beginning after December 15, 2018, including interim periods within such years. In October 2019, the FASB approved amendments to delay the effective date of the ASU to fiscal years beginning after December 31, 2022, including interim periods within those fiscal years, for smaller reporting companies, as defined by the SEC, and other non-SEC reporting entities. As the Company is a smaller reporting company, the delay is applicable to the Company and the Company does not intend to early adopt the ASU at this time. The Company has established a CECL implementation team and developed a transition project plan. The Company has entered into an agreement with a software provider, historical data has been compiled and training on utilizing the software for the existing incurred loss model has been completed. The Company continues the collection of historical data

Union Bankshares, Inc. Page 10

and training is ongoing surrounding CECL implementation and methodologies, including the running of parallel calculations throughout the year. This will facilitate the eventual implementation process and management's evaluation of the potential impact of the ASU on the Company's consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The ASU was issued to reduce the cost and complexity of the goodwill impairment test. To simplify the subsequent measurement of goodwill, step two of the goodwill impairment test was eliminated. Instead, a company will recognize an impairment of goodwill should the carrying value of a reporting unit exceed its fair value (i.e. step one). The ASU was effective for the Company on January 1, 2020 and did not have a material effect on the Company's consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This guidance, which is a part of the FASB’s disclosure framework project to improve disclosure effectiveness, eliminates certain disclosure requirements for fair value measurements regarding the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, an entity’s policy for the timing of transfers between levels of the fair value hierarchy and an entity’s valuation processes for Level 3 fair value measurements. This guidance also adds new disclosure requirements for public entities regarding changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements of instruments held at the end of the reporting period, and the range and weighted average of significant unobservable inputs used to develop recurring and nonrecurring Level 3 fair value measurements, including how the weighted average is calculated.  In addition, this guidance modifies certain requirements regarding the disclosure of transfers into and out of Level 3 of the fair value hierarchy, purchases and issuances of Level 3 assets and liabilities, and information about the measurement uncertainty of Level 3 fair value measurements as of the reporting date. This ASU was effective for the Company on January 1, 2020 and did not have a material impact on the Company's financial statement disclosures.

In March 2020, various regulatory agencies, including the FRB and the FDIC (“the agencies”), issued an interagency statement on loan modifications and reporting for financial institutions working with customers affected by COVID-19. The interagency statement was effective immediately and impacted accounting for loan modifications. Under ASC No. 310-40, Receivables – Troubled Debt Restructurings by Creditors, a restructuring of debt constitutes a TDR if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. The agencies confirmed with the staff of the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, are not to be considered TDRs. This includes short-term (e.g., six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. This interagency guidance is expected to have a material impact on the Company’s financial statements; however, this impact cannot be quantified at this time.

Note 6. Goodwill and Other Intangible Assets
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
The Company also initially recorded $1.7 million of acquired identifiable intangible assets in connection with the 2011 Branch Acquisition, representing the core deposit intangible which is subject to straight-line amortization over the estimated 10 year average life of the core deposit base, absent any future impairment. The net core deposit intangible balance of $199 thousand and $242 thousand at March 31, 2020 and December 31, 2019, respectively, is included in Other assets on the consolidated balance sheets. Management will evaluate the core deposit intangible for impairment if conditions warrant.

Union Bankshares, Inc. Page 11

Amortization expense for the core deposit intangible was $43 thousand for the three months ended March 31, 2020 and 2019. The amortization expense is included in Other expenses on the consolidated statements of income and is deductible for tax purposes. As of March 31, 2020, the remaining amortization expense related to the core deposit intangible, absent any future impairment, is expected to be as follows:

(Dollars in thousands)
2020	$128
2021	71
Total	$199

Note 7. Investment Securities
AFS securities as of the balance sheet dates consisted of the following:

March 31, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available-for-sale
Debt securities:
U.S. Government-sponsored enterprises	$5,050	$49	$(42)	$5,057
Agency mortgage-backed	46,212	1,881	(14)	48,079
State and political subdivisions	27,767	611	(39)	28,339
Corporate	7,808	304	(140)	7,972
Total	$86,837	$2,845	$(235)	$89,447

December 31, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available-for-sale
Debt securities:
U.S. Government-sponsored enterprises	$6,349	$19	$(76)	$6,292
Agency mortgage-backed	45,503	602	(81)	46,024
State and political subdivisions	26,489	515	(39)	26,965
Corporate	7,804	378	(70)	8,112
Total	$86,145	$1,514	$(266)	$87,393

There were no investment securities HTM at March 31, 2020 or December 31, 2019. There were no investment securities pledged as collateral at March 31, 2020 or December 31, 2019.

Union Bankshares, Inc. Page 12

The amortized cost and estimated fair value of debt securities by contractual scheduled maturity as of March 31, 2020 were as follows:

	Amortized Cost	Fair Value
Available-for-sale	(Dollars in thousands)
Due in one year or less	$940	$947
Due from one to five years	3,679	3,784
Due from five to ten years	14,136	14,406
Due after ten years	21,870	22,231
	40,625	41,368
Agency mortgage-backed	46,212	48,079
Total debt securities available-for-sale	$86,837	$89,447

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

Information pertaining to all investment securities with gross unrealized losses as of the balance sheet dates, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

March 31, 2020	Less Than 12 Months			12 Months and over			Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
		(Dollars in thousands)
Debt securities:
U.S. Government- sponsored enterprises	2	$1,112	$(3)	7	$1,614	$(39)	9	$2,726	$(42)
Agency mortgage-backed	—	—	—	1	703	(14)	1	703	(14)
State and political subdivisions	10	4,923	(39)	—	—	—	10	4,923	(39)
Corporate	1	497	(3)	3	1,363	(137)	4	1,860	(140)
Total	13	$6,532	$(45)	11	$3,680	$(190)	24	$10,212	$(235)

December 31, 2019	Less Than 12 Months			12 Months and over			Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
		(Dollars in thousands)
Debt securities:
U.S. Government- sponsored enterprises	4	$2,376	$(22)	8	$2,772	$(54)	12	$5,148	$(76)
Agency mortgage-backed	8	6,193	(38)	8	4,861	(43)	16	11,054	(81)
State and political subdivisions	9	3,813	(38)	1	304	(1)	10	4,117	(39)
Corporate	—	—	—	3	1,430	(70)	3	1,430	(70)
Total	21	$12,382	$(98)	20	$9,367	$(168)	41	$21,749	$(266)
The Company evaluates all investment securities on a quarterly basis, and more frequently when economic conditions warrant, to determine if an OTTI exists. A security is considered impaired if the fair value is lower than its amortized cost basis at the report date. If impaired, management then assesses whether the unrealized loss is OTT.

Union Bankshares, Inc. Page 13

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

The Company has the ability to hold the investment securities that had unrealized losses at March 31, 2020 and December 31, 2019 for the foreseeable future and no declines were deemed by management to be OTT.

The following table presents the proceeds, gross realized gains and gross realized losses from the sales of AFS securities:

	For The Three Months Ended March 31, 2020	For The Three Months Ended March 31, 2019
	(Dollars in thousands)
Proceeds	$3,076	$6,510

Gross gains	32	38
Gross losses	(21)	(34)
Net gains on sales of investment securities AFS	$11	$4

Note 8.  Loans
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

Union Bankshares, Inc. Page 14

The composition of Net loans as of the balance sheet dates was as follows:

	March 31, 2020	December 31, 2019
	(Dollars in thousands)
Residential real estate	$190,420	$192,125
Construction real estate	54,207	69,617
Commercial real estate	304,204	289,883
Commercial	47,633	47,699
Consumer	3,460	3,562
Municipal	76,607	67,358
Gross loans	676,531	670,244
Allowance for loan losses	(6,391)	(6,122)
Net deferred loan costs	1,056	1,043
Net loans	$671,196	$665,165
Qualifying residential first mortgage loans and certain commercial real estate loans with a carrying value of $221.8 million and $207.7 million were pledged as collateral for borrowings from the FHLB under a blanket lien at March 31, 2020 and December 31, 2019, respectively.
A summary of current, past due and nonaccrual loans as of the balance sheet dates follows:

March 31, 2020	Current	30-59 Days	60-89 Days	90 Days and Over and Accruing	Nonaccrual	Total
	(Dollars in thousands)
Residential real estate	$185,549	$3,305	$35	$1,233	$298	$190,420
Construction real estate	53,550	263	—	369	25	54,207
Commercial real estate	300,689	1,576	—	73	1,866	304,204
Commercial	47,541	29	—	45	18	47,633
Consumer	3,445	6	5	2	2	3,460
Municipal	76,571	36	—	—	—	76,607
Total	$667,345	$5,215	$40	$1,722	$2,209	$676,531

December 31, 2019	Current	30-59 Days	60-89 Days	90 Days and Over and Accruing	Nonaccrual	Total
	(Dollars in thousands)
Residential real estate	$187,022	$2,716	$1,304	$811	$272	$192,125
Construction real estate	68,731	470	19	368	29	69,617
Commercial real estate	286,795	940	150	—	1,998	289,883
Commercial	47,673	—	5	—	21	47,699
Consumer	3,532	21	6	—	3	3,562
Municipal	67,358	—	—	—	—	67,358
Total	$661,111	$4,147	$1,484	$1,179	$2,323	$670,244
There was one residential real estate loan totaling $50 thousand in process of foreclosure at March 31, 2020 and two residential real estate loans totaling $64 thousand in process of foreclosure at December 31, 2019. In April 2020, the State of Vermont issued a temporary moratorium on foreclosure actions until the end of the COVID-19 emergency period. Aggregate interest on nonaccrual loans not recognized was $280 thousand as of March 31, 2020 and $271 thousand as of December 31, 2019.

Union Bankshares, Inc. Page 15

Note 9.  Allowance for Loan Losses and Credit Quality
The ALL is established for estimated losses in the loan portfolio through a provision for loan losses charged to earnings. For all loan classes, loan losses are charged against the ALL when management believes the loan balance is uncollectible or in accordance with federal guidelines. Subsequent recoveries, if any, are credited to the ALL.

The ALL is maintained at a level believed by management to be appropriate to absorb probable credit losses inherent in the loan portfolio as of the balance sheet date. The amount of the ALL is based on management's periodic evaluation of the collectability of the loan portfolio, including the nature, volume and risk characteristics of the portfolio, credit concentrations, trends in historical loss experience, estimated value of any underlying collateral, specific impaired loans and economic conditions. There was no change to the methodology used to estimate the ALL during the first quarter of 2020. While management uses available information to recognize losses on loans, future additions to the ALL may be necessary based on changes in economic conditions or other relevant factors.

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

Union Bankshares, Inc. Page 16

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

Changes in the ALL, by class of loans, for the three months ended March 31, 2020 and 2019 were as follows:

For The Three Months Ended March 31, 2020	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Balance, December 31, 2019	$1,392	$774	$3,178	$394	$23	$76	$285	$6,122
Provision (credit) for loan losses	98	(152)	335	13	—	9	(3)	300
Recoveries of amounts charged off	23	—	—	—	—	—	—	23
	1,513	622	3,513	407	23	85	282	6,445
Amounts charged off	—	—	(54)	—	—	—	—	(54)
Balance, March 31, 2020	$1,513	$622	$3,459	$407	$23	$85	$282	$6,391

For The Three Months Ended March 31, 2019	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Balance, December 31, 2018	$1,368	$617	$2,933	$354	$23	$82	$362	$5,739
Provision (credit) for loan losses	37	26	(70)	177	2	10	(132)	50
Recoveries of amounts charged off	—	—	—	1	3	—	—	4
	1,405	643	2,863	532	28	92	230	5,793
Amounts charged off	(16)	—	—	(200)	(5)	—	—	(221)
Balance, March 31, 2019	$1,389	$643	$2,863	$332	$23	$92	$230	$5,572

Union Bankshares, Inc. Page 17

The allocation of the ALL, summarized on the basis of the Company's impairment methodology by class of loan, as of the balance sheet dates, was as follows:

March 31, 2020	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Individually evaluated for impairment	$68	$—	$133	$7	$—	$—	$—	$208
Collectively evaluated for impairment	1,445	622	3,326	400	23	85	282	6,183
Total allocated	$1,513	$622	$3,459	$407	$23	$85	$282	$6,391

December 31, 2019	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Individually evaluated for impairment	$39	$—	$149	$8	$—	$—	$—	$196
Collectively evaluated for impairment	1,353	774	3,029	386	23	76	285	5,926
Total allocated	$1,392	$774	$3,178	$394	$23	$76	$285	$6,122

The recorded investment in loans, summarized on the basis of the Company's impairment methodology by class of loan, as of the balance sheet dates, was as follows:

March 31, 2020	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Total
	(Dollars in thousands)
Individually evaluated for impairment	$1,488	$218	$3,158	$280	$—	$—	$5,144
Collectively evaluated for impairment	188,932	53,989	301,046	47,353	3,460	76,607	671,387
Total	$190,420	$54,207	$304,204	$47,633	$3,460	$76,607	$676,531

December 31, 2019	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Total
	(Dollars in thousands)
Individually evaluated for impairment	$1,515	$223	$3,204	$299	$—	$—	$5,241
Collectively evaluated for impairment	190,610	69,394	286,679	47,400	3,562	67,358	665,003
Total	$192,125	$69,617	$289,883	$47,699	$3,562	$67,358	$670,244

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

Union Bankshares, Inc. Page 18

The following tables summarize the loan ratings applied by management to the Company's loans by class as of the balance sheet dates:

March 31, 2020	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Total
	(Dollars in thousands)
Pass	$172,425	$33,632	$174,365	$35,464	$3,364	$76,607	$495,857
Satisfactory/Monitor	15,078	20,091	125,767	11,595	91	—	172,622
Substandard	2,917	484	4,072	574	5	—	8,052
Total	$190,420	$54,207	$304,204	$47,633	$3,460	$76,607	$676,531

December 31, 2019	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Total
	(Dollars in thousands)
Pass	$174,798	$47,326	$168,654	$35,625	$3,499	$67,358	$497,260
Satisfactory/Monitor	14,520	21,819	117,004	10,974	57	—	164,374
Substandard	2,807	472	4,225	1,100	6	—	8,610
Total	$192,125	$69,617	$289,883	$47,699	$3,562	$67,358	$670,244

The following tables provide information with respect to impaired loans by class of loan as of and for the three months ended March 31, 2020 and March 31, 2019:

	As of March 31, 2020			For The Three Months Ended March 31, 2020
	Recorded Investment (1)	Principal Balance (1)	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Residential real estate	$216	$226	$68
Commercial real estate	1,746	1,781	133
Commercial	25	27	7
With an allowance recorded	1,987	2,034	208

Residential real estate	1,272	1,818	—
Construction real estate	218	237	—
Commercial real estate	1,412	1,509	—
Commercial	255	257	—
With no allowance recorded	3,157	3,821	—

Residential real estate	1,488	2,044	68	$1,502	$19
Construction real estate	218	237	—	220	1
Commercial real estate	3,158	3,290	133	3,181	22
Commercial	280	284	7	290	7
Total	$5,144	$5,855	$208	$5,193	$49
____________________

(1)	Does not reflect government guaranties on impaired loans as of March 31, 2020 totaling $570 thousand.

Union Bankshares, Inc. Page 19

	As of March 31, 2019			For The Three Months Ended March 31, 2019
	Recorded Investment (1)	Principal Balance (1)	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Residential real estate	$1,720	$2,344	$46	$1,699	$19
Construction real estate	114	131	—	116	1
Commercial real estate	1,669	1,761	11	1,973	40
Commercial	340	342	10	346	5
Total	$3,843	$4,578	$67	$4,134	$65
____________________

(1)	Does not reflect government guaranties on impaired loans as of March 31, 2019 totaling $630 thousand.

The following table provides information with respect to impaired loans by class of loan as of December 31, 2019:

	December 31, 2019
	Recorded Investment (1)	Principal Balance (1)	Related Allowance
	(Dollars in thousands)
Residential real estate	$218	$228	$39
Commercial real estate	1,762	1,783	149
Commercial	11	12	8
With an allowance recorded	1,991	2,023	196

Residential real estate	1,297	1,832	—
Construction real estate	223	241	—
Commercial real estate	1,442	1,539	—
Commercial	288	290	—
With no allowance recorded	3,250	3,902	—

Residential real estate	1,515	2,060	39
Construction real estate	223	241	—
Commercial real estate	3,204	3,322	149
Commercial	299	302	8
Total	$5,241	$5,925	$196
____________________

(1)	Does not reflect government guaranties on impaired loans as of December 31, 2019 totaling $587 thousand.

The following is a summary of TDR loans by class of loan as of the balance sheet dates:

	March 31, 2020		December 31, 2019
	Number of Loans	Principal Balance	Number of Loans	Principal Balance
	(Dollars in thousands)
Residential real estate	25	$1,488	25	$1,515
Construction real estate	2	96	2	100
Commercial real estate	8	950	8	966
Commercial	5	271	5	290
Total	40	$2,805	40	$2,871

Union Bankshares, Inc. Page 20

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
The following tables provide new TDR activity for the three months ended March 31, 2020 and 2019:

	New TDRs During the			New TDRs During the
	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(Dollars in thousands)
Residential real estate	—	$—	$—	1	$77	$79

There were no TDR loans modified within the previous twelve months that subsequently defaulted during the three months ended March 31, 2020 or 2019. TDR loans are considered defaulted at 90 days past due.
In March 2020, the federal banking agencies issued guidance, confirmed by the FASB, that certain modifications made in loans to a borrower affected by the COVID-19 pandemic and government shutdown orders would not be considered a TDR under specified circumstances (See Note 2). As of April 30, 2020, the Company has executed 335 of these modifications on outstanding loan balances of $160.5 million. The Company intends to continue to follow the guidance of the banking regulators in making TDR determinations.

At March 31, 2020 and December 31, 2019, the Company was not committed to lend any additional funds to borrowers whose loans were nonperforming, impaired or restructured.

Note 10.  Stock Based Compensation
Under the Union Bankshares, Inc. 2014 Equity Incentive Plan, 50,000 shares of the Company’s common stock were reserved for equity awards of incentive stock options, nonqualified stock options, restricted stock and RSUs to eligible officers and (except for awards of incentive stock options) nonemployee directors. Shares available for issuance of awards under the 2014 Equity Plan consist of unissued shares of the Company’s common stock and/or shares held in treasury. As of March 31, 2020, there were outstanding grants of RSUs and incentive stock options under the 2014 Equity Plan with respect to an aggregate of 15,971 shares of common stock.

RSUs. Each outstanding RSU represents the right to receive one share of the Company's common stock upon satisfaction of applicable vesting conditions. The general terms of the awards are described in the Company's 2019 Annual Report. Prior to vesting, the RSUs do not earn dividends or dividend equivalents, nor do they bear any voting rights.
The following table summarizes the RSUs awarded to Company executives in 2018, 2019 and 2020, and the number of such RSUs remaining unvested as of March 31, 2020:

	Number of RSUs Granted	Weighted-Average Grant Date Fair Value	Number of Unvested RSUs
2018 Award	3,225	$52.95	433
2019 Award	3,734	47.75	2,120
2020 Award	8,918	$36.26	8,918
Total	15,877		11,471
Unrecognized compensation expense related to the unvested RSUs as of March 31, 2020 and 2019 was $167 thousand and $254 thousand, respectively.
On April 15, 2020, the Compensation Committee adopted criteria for provisional 2021 RSU awards, including performance goals, with one half of the 2021 grants to be in the form of Time-Based RSUs and one-half in the form of Performance-Based RSUs.  Under the 2021 award criteria and solely for modeling purposes, assuming achievement of 2020 performance goals at the target level and assuming a stock price of $25.76 per share (the closing price on April 15, 2020),  approximately 15,751 RSUs would

Union Bankshares, Inc. Page 21

be granted in 2021. However, actual awards will be subject to Compensation Committee approval and made in the first quarter of 2021, with the number of RSUs actually granted to be determined based on the Company’s stock price on the 2021 approval date, and in the case of Performance-Based RSUs, also on the level of achievement of 2020 performance goals. The number of potential grantees for 2021 RSU awards is 15, compared to seven grantees in 2020 and prior years. As of March 31, 2020, the estimated unrecognized executive compensation expense related to the modeled 2021 target level RSU grants, based on the April 15, 2020 closing market price of the Company's stock, would be $294 thousand.
On May 15, 2019, the Company's board of directors, as a component of total director compensation, granted an aggregate of 1,185 RSUs to the Company's non-employee directors. Each RSU represents the right to receive one share of the Company's common stock upon satisfaction of applicable vesting conditions. The RSUs will vest on May 19, 2020, subject to continued board service through the vesting date, other than in the case of the director's death or disability. Prior to vesting, the RSUs do not earn dividends or dividend equivalents, nor do they bear any voting rights. Unrecognized director compensation expense related to the unvested RSUs as of March 31, 2020 was $7 thousand.
Stock options. As of March 31, 2020, 4,500 incentive stock options granted in December 2014 under the 2014 Equity Plan remained outstanding and exercisable and will expire in December 2021. There was no unrecognized compensation expense related to those options as of March 31, 2020. The intrinsic value of those options was $0 due to the stock options not being in the money as of March 31, 2020.
During the quarter ended March 31, 2020, 1,000 incentive stock options granted under the 2008 ISO Plan were exercised. There are no remaining options outstanding under the 2008 ISO Plan. There was no unrecognized compensation expense related to those options as of March 31, 2020.

Note 11. Other Comprehensive Income
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
As of the balance sheet dates, the components of Accumulated OCI, net of tax, were:

	March 31, 2020	December 31, 2019
	(Dollars in thousands)
Net unrealized gain on investment securities available-for-sale	$2,061	$986
The following tables disclose the tax effects allocated to each component of OCI for the three months ended March 31:

	Three Months Ended
	March 31, 2020			March 31, 2019
	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Investment securities available-for-sale:	(Dollars in thousands)
Net unrealized holding gains arising during the period on investment securities available-for-sale	$1,372	$(288)	$1,084	$1,194	$(251)	$943
Reclassification adjustment for net gains on investment securities available-for-sale realized in net income	(11)	2	(9)	(4)	1	(3)
Total other comprehensive income	$1,361	$(286)	$1,075	$1,190	$(250)	$940

Union Bankshares, Inc. Page 22

The following table discloses information concerning reclassification adjustments from OCI for the three months ended March 31, 2020 and 2019:

	Three Months Ended
Reclassification Adjustment Description	March 31, 2020	March 31, 2019	Affected Line Item in Consolidated Statement of Income
	(Dollars in thousands)
Investment securities available-for-sale:
Net gains on investment securities available-for-sale	$(11)	$(4)	Net gains on sales of investment securities available-for-sale
Tax expense	2	1	Provision for income taxes
Total reclassifications	$(9)	$(3)	Net income

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

Union Bankshares, Inc. Page 23

Assets measured at fair value on a recurring basis at March 31, 2020 and December 31, 2019, segregated by fair value hierarchy level, are summarized below:

	Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2020:	(Dollars in thousands)
Debt securities AFS:
U.S. Government-sponsored enterprises	$5,057	$—	$5,057	$—
Agency mortgage-backed	48,079	—	48,079	—
State and political subdivisions	28,339	—	28,339	—
Corporate	7,972	—	7,972	—
Total debt securities	$89,447	$—	$89,447	$—

Other investments:
Mutual funds	$581	$581	$—	$—

December 31, 2019:
Debt securities AFS:
U.S. Government-sponsored enterprises	$6,292	$—	$6,292	$—
Agency mortgage-backed	46,024	—	46,024	—
State and political subdivisions	26,965	—	26,965	—
Corporate	8,112	—	8,112	—
Total debt securities	$87,393	$—	$87,393	$—

Other investments:
Mutual funds	$690	$690	$—	$—
There were no transfers in or out of Levels 1 and 2 during the three months ended March 31, 2020 and 2019, nor were there any Level 3 assets at any time during either period. Certain other assets and liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Assets and liabilities measured at fair value on a nonrecurring basis in periods after initial recognition, such as collateral-dependent impaired loans, MSRs and OREO, were not considered material at March 31, 2020 or December 31, 2019. The Company has not elected to apply the fair value method to any financial assets or liabilities other than those situations where other accounting pronouncements require fair value measurements.

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

Union Bankshares, Inc. Page 24

As of the balance sheet dates, the estimated fair values and related carrying amounts of the Company's significant financial instruments were as follows:

	March 31, 2020
	Fair Value Measurements
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$41,712	$41,712	$41,712	$—	$—
Interest bearing deposits in banks	6,067	6,247	—	6,247	—
Investment securities	90,028	90,028	581	89,447	—
Loans held for sale	16,456	16,887	—	16,887	—
Loans, net
Residential real estate	189,204	191,802	—	—	191,802
Construction real estate	53,670	53,172	—	—	53,172
Commercial real estate	300,938	302,181	—	—	302,181
Commercial	47,300	46,065	—	—	46,065
Consumer	3,442	3,395	—	—	3,395
Municipal	76,642	75,345	—	—	75,345
Accrued interest receivable	2,702	2,702	—	443	2,259
Nonmarketable equity securities	3,205	N/A	N/A	N/A	N/A
Financial liabilities
Deposits
Noninterest bearing	$139,963	$139,963	$139,963	$—	$—
Interest bearing	449,943	449,943	449,943	—	—
Time	146,154	147,443	—	147,443	—
Borrowed funds
Short-term	55,000	55,031	—	55,031	—
Long-term	7,164	7,155	—	7,155	—
Accrued interest payable	204	204	—	204	—

Union Bankshares, Inc. Page 25

	December 31, 2019
	Fair Value Measurements
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$51,134	$51,134	$51,134	$—	$—
Interest bearing deposits in banks	6,565	6,671	—	6,671	—
Investment securities	88,083	88,083	690	87,393	—
Loans held for sale	7,442	7,587	—	7,587	—
Loans, net
Residential real estate	191,032	192,955	—	—	192,955
Construction real estate	68,951	68,381	—	—	68,381
Commercial real estate	286,871	288,931	—	—	288,931
Commercial	47,379	45,872	—	—	45,872
Consumer	3,545	3,483	—	—	3,483
Municipal	67,387	67,103	—	—	67,103
Accrued interest receivable	2,702	2,702	—	435	2,267
Nonmarketable equity securities	2,607	N/A	N/A	N/A	N/A
Financial liabilities
Deposits
Noninterest bearing	$136,434	$136,434	$136,434	$—	$—
Interest bearing	458,940	458,940	458,940	—	—
Time	148,653	148,542	—	148,542	—
Borrowed funds
Short-term	40,000	40,000	40,000	—	—
Long-term	7,164	7,416	—	7,416	—
Accrued interest payable	673	673	—	673	—
The carrying amounts in the preceding tables are included in the consolidated balance sheets under the applicable captions.

Note 13. Subsequent Events
Subsequent events represent events or transactions occurring after the balance sheet date but before the financial statements are issued. Financial statements are considered “issued” when they are widely distributed to shareholders and others for general use and reliance in a form and format that complies with GAAP. Events occurring subsequent to March 31, 2020 have been evaluated as to their potential impact to the consolidated financial statements.
On April 3, 2020, Union began its participation in the PPP initiated by the SBA as part of the CARES Act. As of April 30, 2020, Union had submitted and received approval for 626 applications in excess of $66.7 million in PPP loans. The PPP loans are required to be closed and disbursed to the borrowers within 10 calendar days of receiving approval from the SBA. The interest rate on the PPP loans is 1.0% with a maximum maturity date of two years from disbursement. Borrowers receiving PPP loans are granted a six month deferment period where no payments are expected, however, interest will continue to accrue during the deferment period. The PPP loans are unsecured and 100% guaranteed by the SBA. The CARES Act permits forgiveness of PPP loans in whole or in part if certain spending criteria are met and certified by the borrower, with the forgiven portion repaid to Union under the SBA guarantee. The amount of principal and interest owed by Union's borrowers that will be forgiven is unknown at this time. Union will collect an origination fee from the SBA for processing PPP loans. The gross amount of fees expected to be collected is approximately $2.4 million with respect to PPP loans approved through April 30, 2020, which will be recognized in interest and fees on loans over the term of the individual loan or at the time of forgiveness.

Union Bankshares, Inc. Page 26

Additionally, on April 9, 2020, the FRB authorized the PPPLF which is intended to facilitate lending by eligible borrowers, such as Union, to small businesses under the PPP. Under the PPPLF, the Federal Reserve Banks will lend to eligible banks and other PPP lenders on a non-recourse basis, taking PPP loans (including purchased loans) as collateral. The maturity date of an extension of credit under the PPPLF will be the maturity date of the PPP loans pledged to secure the extension of credit. The maturity date of the PPPLF's extension of credit will be accelerated if the underlying PPP loan goes into default and the PPP loan is sold to the SBA to collect on the SBA guarantee. The maturity date of the PPPLF's extension of credit also will be accelerated to the extent any loan forgiveness reimbursement is received from the SBA. There are no fees associated with extensions of credit under the PPPLF and advances will bear an interest rate of 0.35%. Union has been approved by the Federal Reserve Bank of Boston to participate in the PPPLF and, as of April 30, 2020, had an outstanding advance in the amount of $2.3 million. Available borrowing capacity through the PPPLF will be determined based on the principal amount of the PPP loans pledged to the facility.
Also, in April, Union pledged $42.5 million of qualifying investment securities to the Federal Reserve Bank of Boston to access borrowing capacity at the discount window.
On April 15, 2020, the Company declared a regular quarterly cash dividend of $0.32 per share, payable May 7, 2020, to stockholders of record on April 27, 2020.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
GENERAL
The following discussion and analysis focuses on those factors that, in management's view, had a material effect on the financial position of the Company as of March 31, 2020 and December 31, 2019, and its results of operations for the three months ended March 31, 2020 and 2019. This discussion is being presented to provide a narrative explanation of the consolidated financial statements and should be read in conjunction with the consolidated financial statements and related notes and with other financial data appearing elsewhere in this filing and with the Company's 2019 Annual Report. In the opinion of the Company's management, the interim unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments and disclosures necessary to fairly present the Company's consolidated financial position and results of operations for the interim periods presented. Management is not aware of the occurrence of any events after March 31, 2020 which would materially affect the information presented.
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

•
The impact of COVID-19 on our business, including the impact of the actions taken by governmental authorities to try to contain the virus or address the impact of the virus on the United States economy (including, without limitation, passage of the CARES Act), and the resulting effect of all of such items on our operations, liquidity and capital position, and on the financial condition of our borrowers and other customers;

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

Union Bankshares, Inc. Page 27

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
Please refer to the Company's 2019 Annual Report on Form 10-K for a more in-depth discussion of the Company's critical accounting policies. There have been no changes to the Company's critical accounting policies since the filing of that report.

Union Bankshares, Inc. Page 28

OVERVIEW
On March 11, 2020, the WHO declared the outbreak of COVID-19 as a global pandemic, which continues to spread throughout the United States and around the world. The declaration of a global pandemic indicates that almost all public commerce and related business activities must be, to varying degrees, curtailed with the goal of decreasing the rate of new infections. Subsequent to the global declaration, the President of the United States declared a National Health Emergency and the Governors of Vermont and New Hampshire issued emergency orders requiring the temporary closure of businesses deemed non-essential. The outbreak of COVID-19 could adversely impact a broad range of industries in which the Company’s customers operate and impair their ability to fulfill their financial obligations to the Company and weaken their demand for our products and services.
On March 3, 2020, the Federal Open Market Committee (FOMC) reduced the target federal funds rate by 50 basis points to a range of 1.00% to 1.25%. This rate was further reduced to a target range of 0% to 0.25% on March 16, 2020 and on April 29, 2020 the FOMC announced that it expected to maintain this target range until it is confident that the economy has weathered recent events and is on track to achieve its maximum employment and price stability goals. These reductions in interest rates and other effects of the COVID-19 outbreak may adversely affect the Company’s financial condition and results of operations in future periods.
Consolidated net income for the first quarter was $2.2 million, or $0.49 per share, compared to $2.6 million, or $0.59 per share, for the same period in 2019. The reduction in earnings from the 2019 comparison period was due to a combination of factors including an anticipated flat interest rate environment, planned technology infrastructure spending, discretionary hiring of high value staff to allow continued growth in the franchise, continued development of newer branch locations, ongoing competition in all aspects of the business, and the initial impacts of the outbreak of the COVID-19 public health emergency.
Interest income increased $371 thousand, or 4.3%, to $9.0 million for the three months ended March 31, 2020 compared to $8.6 million for the three months ended March 31, 2019. As discussed above, the FRB initiated a 150 basis point reduction in short term interest rates in March 2020 which will impact interest income in future periods. Interest expense was $1.5 million for the three months ended March 31, 2020 compared to $1.2 million for the three months ended March 31, 2019, an increase of $230 thousand, or 18.7%.
The provision for loan losses was $300 thousand for the three months ended March 31, 2020 compared to $50 thousand for the same period in 2019. The increase in the provision resulted from management's adjustment to the economic qualitative factors utilized to estimate the allowance for loan losses due to the economic disruption currently impacting our borrowers.
Total noninterest income amounted to $2.5 million for the three months ended March 31, 2020 compared to $2.2 million for the three months ended March 31, 2019, an increase of $286 thousand, or 12.8%, primarily due to an increase in the gain on sale of residential loans. Total noninterest expenses were $7.2 million for the three months ended March 31, 2020 compared to $6.5 million for the same period in 2019. Increases of $323 thousand in salaries and wages, $76 thousand in occupancy expenses, $175 thousand in equipment expenses, and $88 thousand in other expenses were partially offset by a decrease of $17 thousand in employee benefits between periods.
At March 31, 2020, the Company had total consolidated assets of $883.1 million, including gross loans and loans held for sale (total loans) of $693.0 million, deposits of $736.1 million, borrowed funds of $62.2 million, and stockholders' equity of $73.8 million.
The Company's total capital increased from $71.8 million at December 31, 2019 to $73.8 million at March 31, 2020. This increase primarily reflects net income of $2.2 million for the first three months of 2020 and an increase of $1.1 million in accumulated other comprehensive income, partially offset by regular cash dividends declared of $1.4 million. (See Capital Resources on page 41.)

Union Bankshares, Inc. Page 29

The following unaudited per share information and key ratios depict several measurements of performance or financial condition at or for the three months ended March 31, 2020 and 2019, respectively:

	Three Months Ended or At March 31,
	2020	2019
Return on average assets (1)	1.03%	1.32%
Return on average equity (1)	12.09%	16.09%
Net interest margin (1)(2)	3.88%	4.07%
Efficiency ratio (3)	70.75%	67.14%
Net interest spread (4)	3.70%	3.90%
Loan to deposit ratio	94.15%	93.59%
Net loan charge-offs to average loans not held for sale (1)	0.02%	0.14%
Allowance for loan losses to loans not held for sale	0.94%	0.86%
Nonperforming assets to total assets (5)	0.45%	0.28%
Equity to assets	8.36%	8.20%
Total capital to risk weighted assets	13.20%	13.05%
Book value per share	$16.50	$14.94
Earnings per share	$0.49	$0.59
Dividends paid per share	$0.32	$0.31
Dividend payout ratio (6)	65.31%	52.54%
__________________

(1)	Annualized.

(2)	The ratio of tax equivalent net interest income to average earning assets. See page 31 for more information.

(3)	The ratio of noninterest expense to tax equivalent net interest income and noninterest income, excluding securities gains (losses).

(4)	The difference between the average yield on earning assets and the average rate paid on interest bearing liabilities. See page 31 for more information.

(5)	Nonperforming assets are loans or investment securities that are in nonaccrual or 90 or more days past due as well as OREO or OAO.

(6)	Cash dividends declared and paid per share divided by consolidated net income per share.

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
The average yield on average earning assets was 4.62% for the three months ended March 31, 2020 compared to 4.74% for the three months ended March 31, 2019, a decrease of 12 bps despite an increase in average earning assets of $45.6 million. Interest income on investment securities increased $12 thousand between comparison periods primarily due to an increase of $9.9 million in average balances between the comparison periods, partially offset by a decrease in average yield of 27 bps. Interest income on loans increased $389 thousand between comparison periods due to an increase in the average volume of loans outstanding of $34.2 million partially offset by a decrease in the average yield of six bps due to the current interest rate environment and competition for quality loans.
The average rate paid on interest bearing liabilities increased eight bps, to 0.92% for the first quarter of 2020 compared to 0.84% for the first quarter of 2019. The increase in the average rates paid along with an increase of $38.4 million in the average balance in interest bearing liabilities resulted in an increase of $230 thousand in interest expense between comparison periods. The average rate paid on time deposits increased eight bps for the first quarter of 2020 compared to the same period in 2019, which reflects higher rate CD specials offered to customers in the Company's newest markets. The reduction in short term interest rates initiated by the FRB beginning in the third quarter of 2019 has provided some relief in wholesale funding costs, with a reduction in the average rate paid of 39 bps, resulting in a decrease of $14 thousand in interest expense for borrowed funds during the three months

Union Bankshares, Inc. Page 30

ended March 31, 2020 compared to the three months ended March 31, 2019 despite an increase of $3.3 million in the average balance.
The Company’s tax-equivalent net interest income increased $141 thousand, or 1.9%, to $7.5 million for the three months ended March 31, 2020 from $7.4 million for the three months ended March 31, 2019. The net interest spread decreased 20 bps to 3.70% for the first quarter of 2020, from 3.90% for the same period last year, reflecting the net effect of the eight bps increase in the average rate paid on interest bearing liabilities and the 12 bps decrease in the average yield earned on interest earning assets between periods. The net interest margin decreased 19 bps during the first quarter of 2020 compared to the same period last year as a result of the changes discussed above.
The following tables show for the periods indicated the total amount of income recorded from average interest earning assets, the related average tax equivalent yields, the interest expense associated with average interest bearing liabilities, the related average rates paid, and the resulting tax equivalent net interest spread and margin.

	Three Months Ended March 31,
	2020			2019
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Average Assets:
Federal funds sold and overnight deposits	$18,222	$53	1.15%	$14,306	$61	1.72%
Interest bearing deposits in banks	6,541	41	2.52%	9,048	55	2.46%
Investment securities (1), (2)	86,311	544	2.66%	76,383	532	2.93%
Loans, net (1), (3)	677,702	8,291	4.98%	643,514	7,902	5.04%
Nonmarketable equity securities	2,152	34	6.43%	2,094	42	8.13%
Total interest earning assets (1)	790,928	8,963	4.62%	745,345	8,592	4.74%
Cash and due from banks	5,188			4,440
Premises and equipment	20,826			16,812
Other assets	32,590			24,725
Total assets	$849,532			$791,322
Average Liabilities and Stockholders' Equity:
Interest bearing checking accounts	$169,513	170	0.40%	$152,091	75	0.20%
Savings/money market accounts	283,570	616	0.87%	286,967	571	0.81%
Time deposits	146,396	523	1.44%	125,376	419	1.36%
Borrowed funds and other liabilities	33,260	148	1.77%	29,927	162	2.16%
Total interest bearing liabilities	632,739	1,457	0.92%	594,361	1,227	0.84%
Noninterest bearing deposits	135,561			125,202
Other liabilities	8,607			6,615
Total liabilities	776,907			726,178
Stockholders' equity	72,625			65,144
Total liabilities and stockholders’ equity	$849,532			$791,322
Net interest income		$7,506			$7,365
Net interest spread (1)			3.70%			3.90%
Net interest margin (1)			3.88%			4.07%
__________________

(1)	Average yields reported on a tax equivalent basis using a marginal federal corporate income tax rate of 21%.

(2)	Average balances of investment securities are calculated on the amortized cost basis and include nonaccrual securities, if applicable.

(3)	Includes loans held for sale as well as nonaccrual loans, unamortized costs and unamortized premiums and is net of the allowance for loan losses.

Union Bankshares, Inc. Page 31

Tax exempt interest income amounted to $653 thousand and $602 thousand for the three months ended March 31, 2020 and 2019, respectively. The following table presents the effect of tax exempt income on the calculation of net interest income, using a marginal federal corporate income tax rate of 21% for the 2020 and 2019 three month comparison periods:

	For The Three Months Ended March 31,
	2020	2019
	(Dollars in thousands)
Net interest income, as presented	$7,506	$7,365
Effect of tax-exempt interest
Investment securities	30	28
Loans	94	99
Net interest income, tax equivalent	$7,630	$7,492

Rate/Volume Analysis. The following table describes the extent to which changes in average interest rates earned and paid (on a fully tax-equivalent basis) and changes in volume of average interest earning assets and interest bearing liabilities have affected the Company's interest income and interest expense during the periods indicated. For each category of interest earning assets and interest bearing liabilities, information is provided on changes attributable to:

•	changes in volume (change in volume multiplied by prior rate);

•	changes in rate (change in rate multiplied by prior volume); and

•	total change in rate and volume.
Changes attributable to both rate and volume have been allocated proportionately to the change due to volume and the change due to rate.

	Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019 Increase/(Decrease) Due to Change In
	Volume	Rate	Net
	(Dollars in thousands)
Interest earning assets:
Federal funds sold and overnight deposits	$15	$(23)	$(8)
Interest bearing deposits in banks	(15)	1	(14)
Investment securities	69	(57)	12
Loans, net	459	(70)	389
Nonmarketable equity securities	1	(9)	(8)
Total interest earning assets	$529	$(158)	$371
Interest bearing liabilities:
Interest bearing checking accounts	$11	$84	$95
Savings/money market accounts	(4)	49	45
Time deposits	76	28	104
Borrowed funds	18	(32)	(14)
Total interest bearing liabilities	$101	$129	$230
Net change in net interest income	$428	$(287)	$141

Provision for Loan Losses. A provision for loan losses of $300 thousand was recorded for the three months ended March 31, 2020 compared to $50 thousand for the three months ended March 31, 2019. The increase in the provision resulted from management's adjustment to the economic qualitative factors utilized to estimate the allowance for loan losses due to the economic disruption related to the COVID-19 pandemic currently impacting Union's borrowers. The provision for loan losses for the first three months of 2020 was deemed appropriate by management based on the size and mix of the loan portfolio, the level of nonperforming loans, the results of the qualitative factor review and prevailing economic conditions. For further details, see FINANCIAL CONDITION- Allowance for Loan Losses and Asset Quality below.

Union Bankshares, Inc. Page 32

Noninterest Income. The following table sets forth the components of noninterest income and changes between the three month comparison periods of 2020 and 2019:

	For The Three Months Ended March 31,
	2020	2019	$ Variance	% Variance
	(Dollars in thousands)
Trust income	$173	$168	$5	3.0
Service fees	1,497	1,426	71	5.0
Net gains on sales of loans held for sale	812	374	438	117.1
Income from Company-owned life insurance	81	56	25	44.6
Income from mortgage servicing rights, net	39	(52)	91	(175.0)
Other income	29	194	(165)	(85.1)
Net (loss) gain on other investments	(124)	62	(186)	(300.0)
Net gains on sales of investment securities AFS	11	4	7	100.0
Total noninterest income	$2,518	$2,232	$286	12.8
The significant changes in noninterest income for the three months ended March 31, 2020 compared to the same period of 2019 are described below:

•
Service fees. Service fees increased $71 thousand for the three months ended March 31, 2020, compared to the same period of 2019 due to increases of $11 thousand in ATM network income, $19 thousand in overdraft fee income, and $25 thousand in loan servicing fees.

•
Net gains on sales of loans held for sale. Continuing the Company's strategy to mitigate long-term interest rate risk, residential mortgage loans totaling $42.4 million were sold during the three months ended March 31, 2020, compared to sales of $21.4 million during the same period in 2019. The increase in net gains on sales of real estate loans reflects the increase in the volume of loans sold and a declining rate environment.

•
Income from Company-owned life insurance. The Company purchased $3.0 million of Company owned life insurance covering select officers of Union during the third quarter of 2019, resulting in increased income for the three months ended March 31, 2020 compared to the same period in 2019.

•
Income from mortgage servicing rights, net. The increase in volume of sales of residential loans as discussed above resulted in income from mortgage servicing rights net of amortization of $39 thousand for the three months ended March 31, 2020. The amortization of mortgage servicing rights exceeded capitalized mortgage servicing rights for the three months ended March 31, 2019 which resulted in an expense of $52 thousand.

•
Other income. Other income for the three months ended March 31, 2019 included $131 thousand in prepayment penalties from the early payoff of commercial loans and $50 thousand related to oil and gas income, which were not repeated in the first quarter of 2020.

•
Net (loss) gain on other investments. Participants in the 2006 Executive Nonqualified Excess Plan elect to defer receipt of current compensation from the Company or its subsidiary and select designated reference investments consisting of investment funds. The performance of those funds resulted in net gains of $62 thousand for the three months ended March 31, 2019 and a net loss of $124 thousand for the three months ended March 31, 2020.

Union Bankshares, Inc. Page 33

Noninterest Expense. The following table sets forth the components of noninterest expense and changes between the three month comparison periods ended March 31, 2020 and 2019:

	For The Three Months Ended March 31,
	2020	2019	$ Variance	% Variance
	(Dollars in thousands)
Salaries and wages	$3,121	$2,798	$323	11.5
Employee benefits	982	999	(17)	(1.7)
Occupancy expense, net	514	438	76	17.4
Equipment expense	740	565	175	31.0
Other loan related expenses	65	48	17	35.4
Vermont franchise tax	177	164	13	7.9
Advertising and public relations	118	90	28	31.1
Electronic banking expenses	78	67	11	16.4
Other expenses	1,377	1,358	19	1.4
Total noninterest expense	$7,172	$6,527	$645	9.9
The significant changes in noninterest expense for the three months ended March 31, 2020 compared to the same period in 2019 are described below:

•
Salaries and wages. Salaries and wages increased $323 thousand for the three months ended March 31, 2020, compared to the same period in 2019 primarily due to increases in commissions earned by mortgage loan originators, additions to staff for new branch locations and other operational departments of the Bank, and annual salary adjustments.

•
Employee benefits. Employee benefits decreased due to a reduction in deferred compensation expense due to the quarterly loss adjustment of $122 thousand related to the decline in value of the underlying assets supporting the plan, partially offset by increases in the Company's medical and dental plan costs of $60 thousand for the three months ended March 31, 2020, and increases of $45 thousand in payroll taxes and $62 thousand in 401k contributions for the same period.

•
Occupancy expense, net. Occupancy expenses increased for the three months ended March 31, 2020 due to increases in depreciation expense, utilities, and repairs and maintenance. These increases are primarily due to our branch expansion projects with the opening of two full service branches in Vermont in 2019.

•
Equipment expense. Equipment expenses increased due to increases of $124 thousand in depreciation expense, $23 thousand in ATM services and $29 thousand in software license and maintenance costs for the three months ended March 31, 2020. These increases are the result of planned spending on technology infrastructure, with the replacement of computers throughout the Company and upgrading the fleet of ATMs.

•
Other loan related expenses. The increase in other loan related expenses is the result of higher volume of residential loan originations for the three months ended March 31, 2020 compared to the same period in 2019.

•	Vermont franchise tax. The increase in expense between the comparison periods is due to the increase in average deposit balances for customer accounts allocated to Vermont.

•
Advertising and public relations. The increase between the comparison periods is due to updates to existing advertising and marketing campaigns related to residential mortgage loans and customer deposit accounts.

•	Electronic banking expenses. Electronic banking expenses increased $11 thousand between the comparison periods due to changes in services with ATM and debit card service providers.

Provision for Income Taxes. The Company has provided for current and deferred federal income taxes for the three months ended March 31, 2020 and 2019. The Company's net provision for income taxes was $356 thousand and $399 thousand for the three months ended March 31, 2020 and 2019, respectively. The Company's effective federal corporate income tax rate was 13.8% for the three months ended March 31, 2020 compared to 12.9% for the same period in 2019.
Amortization expense related to limited partnership investments is included as a component of tax expense and amounted to $188 thousand for the three months ended March 31, 2020 and $162 thousand for the same period in 2019. These investments provide tax benefits, including tax credits. Low income housing tax credits with respect to limited partnership investments are also included as a component of income tax expense and amounted to $195 thousand for the three months ended March 31, 2020 and $167 thousand for the three months ended March 31, 2019.

Union Bankshares, Inc. Page 34

FINANCIAL CONDITION
At March 31, 2020, the Company had total consolidated assets of $883.1 million, including gross loans and loans held for sale (total loans) of $693.0 million, deposits of $736.1 million, borrowed funds of $62.2 million and stockholders' equity of $73.8 million. The Company’s total assets at March 31, 2020 increased $10.2 million, or 1.2%, from $872.9 million at December 31, 2019, and increased $69.8 million, or 8.6%, compared to March 31, 2019.

Net loans and loans held for sale increased $15.0 million, or 2.2%, to $687.7 million, or 77.9% of total assets at March 31, 2020, compared to $672.6 million, or 77.1% of total assets at December 31, 2019. (See Loans Held for Sale and Loan Portfolio below.)

Total deposits decreased $8.0 million, or 1.1%, to $736.1 million at March 31, 2020, from $744.0 million at December 31, 2019. There were decreases in interest bearing deposits of $9.0 million, or 2.0%, and time deposits of $2.5 million, or 1.7%, which were partially offset by an increase in noninterest bearing deposits of $3.5 million, or 2.6%. (See average balances and rates in the Yields Earned and Rates Paid table on page 31.)

Total borrowed funds increased $15.0 million, or 31.8%, from $47.2 million at December 31, 2019 to $62.2 million at March 31, 2020. (See Borrowings on page 40.)

Total stockholders’ equity increased $1.9 million to $73.8 million at March 31, 2020 from $71.8 million at December 31, 2019. (See Capital Resources on page 41.)

Loans Held for Sale and Loan Portfolio. Total loans (including loans held for sale) increased $15.3 million, or 2.3%, to $693.0 million, representing 78.5% of assets at March 31, 2020, from $677.7 million, representing 77.6% of assets at December 31, 2019. The total loan portfolio at March 31, 2020 increased $37.5 million compared to the March 31, 2019 level of $655.5 million, representing 80.6% of assets. The Company’s loans consist primarily of adjustable-rate and fixed-rate mortgage loans secured by one-to-four family, multi-family residential or commercial real estate. Real estate secured loans represented $565.3 million, or 81.6% of total loans at March 31, 2020 and $559.1 million, or 82.5% of total loans at December 31, 2019. The composition of the Company’s loan portfolio remained relatively unchanged from December 31, 2019. There was no material change in the Company’s lending programs or terms during the three months ended March 31, 2020.

The composition of the Company's loan portfolio as of March 31, 2020 and December 31, 2019 was as follows:

	March 31, 2020		December 31, 2019
Loan Class	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential real estate	$190,420	27.5	$192,125	28.4
Construction real estate	54,207	7.8	69,617	10.3
Commercial real estate	304,204	43.9	289,883	42.8
Commercial	47,633	6.9	47,699	7.0
Consumer	3,460	0.5	3,562	0.5
Municipal	76,607	11.0	67,358	9.9
Loans held for sale	16,456	2.4	7,442	1.1
Total loans	692,987	100.0	677,686	100.0
Allowance for loan losses	(6,391)		(6,122)
Unamortized net loan costs	1,056		1,043
Net loans and loans held for sale	$687,652		$672,607
The Company originates and sells qualified residential mortgage loans in various secondary market avenues, with a majority of sales made to the FHLMC/Freddie Mac, generally with servicing rights retained. At March 31, 2020, the Company serviced a $770.3 million residential real estate mortgage portfolio, of which $16.5 million was held for sale and approximately $563.4 million was serviced for unaffiliated third parties.
During the first three months of 2020, the Company sold $42.4 million of qualified residential real estate loans to the secondary market to mitigate long-term interest rate risk and to generate fee income, compared to sales of $21.4 million during the first three months of 2019. The Company originates and sells FHA, VA, and RD residential mortgage loans, and also has an Unconditional Direct Endorsement Approval from HUD which allows the Company to approve FHA loans originated in any of its Vermont or

Union Bankshares, Inc. Page 35

New Hampshire locations without needing prior HUD underwriting approval. The Company sells FHA, VA and RD loans as originated with servicing released. Some of the government backed loans qualify for zero down payments without geographic or income restrictions. These loan products increase the Company's ability to serve the borrowing needs of residents in the communities served, including low and moderate income borrowers, while the government guaranty mitigates the Company's exposure to credit risk.
The Company also originates commercial real estate and commercial loans under various SBA, USDA and State sponsored programs which provide a government agency guaranty for a portion of the loan amount. There was $4.1 million guaranteed under these various programs at March 31, 2020 on an aggregate balance of $5.3 million in subject loans. The Company occasionally sells the guaranteed portion of a loan to other financial concerns and retains servicing rights, which generates fee income. There were $131 thousand in commercial loans sold in the first three months of 2020 and no commercial loans sold in the first three months of 2019. The Company recognizes gains and losses on the sale of the principal portion of these loans as they occur.
The Company serviced $25.1 million of commercial and commercial real estate loans for unaffiliated third parties as of March 31, 2020. This includes $23.3 million of commercial or commercial real estate loans the Company has participated out to other financial institutions. These loans were participated in the ordinary course of business on a nonrecourse basis, for liquidity or credit concentration management purposes.
The Company capitalizes MSRs for all loans sold with servicing retained and recognizes gains and losses on the sale of the principal portion of these loans as they occur. The unamortized balance of MSRs on loans sold with servicing retained was $1.8 million at March 31, 2020, with an estimated market value in excess of the carrying value as of such date. Management periodically evaluates and measures the servicing assets for impairment.
Qualifying residential first mortgage loans and certain commercial real estate loans with a carrying value of $221.8 million were pledged as collateral for borrowings from the FHLB under a blanket lien at March 31, 2020.

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
As a result of the current economic environment caused by the COVID-19 pandemic, numerous industries and individuals have and will continue to experience adverse impacts which may effect our borrowers’ ability to make their loan payments on a timely basis. The Company’s management is focused on the impact that the COVID-19 economic disruption may have on its borrowers and closely monitors industry and geographic concentrations, specifically the impact on the region's tourist industry. Although the nationwide unemployment rate was reported at 4.4% and 3.8% for March 2020 and March 2019, respectively, there has been significant job loss since this date as a result of the economic disruption including government mandated business shutdowns. The Vermont unemployment rate was reported at 3.2% for March 2020 compared to 2.3% for March 2019 and the New Hampshire unemployment rate was 2.6% for March 2020 compared to 2.4% for March 2019. Management will continue to monitor the national, regional and local economic environment in relation to the COVID-19 crisis and its impact on unemployment, business outlook and real estate values in the Company’s market area.

Union Bankshares, Inc. Page 36

Repossessed assets and loans or investments that are 90 days or more past due are considered to be nonperforming assets. The following table shows the composition of nonperforming assets at the dates indicated and trends in certain ratios monitored by the Company's management in reviewing asset quality:

	March 31, 2020	December 31, 2019	March 31, 2019
	(Dollars in thousands)
Nonaccrual loans	$2,209	$2,323	$783
Accruing loans 90+ days delinquent	1,722	1,179	1,492
Total nonperforming assets (1)	$3,931	$3,502	$2,275
ALL to loans not held for sale	0.94%	0.91%	0.86%
ALL to nonperforming loans	162.58%	174.81%	244.92%
Nonperforming loans to total loans	0.57%	0.52%	0.35%
Nonperforming assets to total assets	0.45%	0.40%	0.28%
Delinquent loans (30 days to nonaccruing) to total loans	1.33%	1.35%	1.20%
Net charge-offs (annualized) to average loans not held for sale	0.02%	0.06%	0.14%
____________________

(1)
The Company had guarantees of U.S. or state government agencies on certain of the above nonperforming loans totaling $92 thousand at March 31, 2020, $286 thousand at December 31, 2019, and $109 thousand at March 31, 2019.

The level of nonaccrual loans decreased $114 thousand, or 4.9%, since December 31, 2019, and accruing loans delinquent 90 days or more increased $543 thousand, or 46.1%, during the same time period. There was one residential real estate loan totaling $50 thousand in process of foreclosure at March 31, 2020. In April 2020, the State of Vermont issued a temporary moratorium on foreclosure actions until the end of the COVID-19 emergency period. The aggregate interest income not recognized on nonaccrual loans approximated $280 thousand as of March 31, 2020 and $271 thousand as of December 31, 2019.
The Company had loans rated substandard that were on performing status totaling $1.7 million at March 31, 2020 and December 31, 2019. In management's view, substandard loans represent a higher degree of risk of becoming nonperforming loans in the future.
On occasion, the Company acquires residential or commercial real estate properties through or in lieu of loan foreclosure. These properties are held for sale and are initially recorded as OREO at fair value less estimated selling costs at the date of the Company’s acquisition of the property, with fair value based on an appraisal for more significant properties and on a broker’s price opinion for less significant properties. Holding costs and declines in the fair value of properties acquired are expensed as incurred. Declines in the fair value after acquisition of the property result in charges against income before tax. The Company evaluates each OREO property at least quarterly for changes in the fair value. The Company had no properties classified as OREO at March 31, 2020, March 31, 2019 or December 31, 2019.
Allowance for Loan Losses. Some of the Company’s loan customers ultimately do not make all of their contractually scheduled payments, requiring the Company to charge off a portion or all of the remaining principal balance due. The Company maintains an ALL to absorb such losses. The ALL is maintained at a level believed by management to be appropriate to absorb probable credit losses inherent in the loan portfolio as of the evaluation date; however, actual loan losses may vary from current estimates. The Company's policy and methodologies for establishing the ALL, described in the Company's 2019 Annual Report did not change during the first three months of 2020.
Due to the economic disruption currently impacting our borrowers, the economic qualitative reserve factor assigned to each loan portfolio in the ALL estimate was increased 5 bps during the first three months of 2020 to incorporate the current economic implications and rising unemployment resulting from the COVID-19 pandemic.
Impaired loans, including $2.8 million of TDR loans, were $5.1 million at March 31, 2020, with government guaranties of $570 thousand and a specific reserve amount allocated of $208 thousand. Impaired loans, including $2.9 million of TDR loans, were $5.2 million at December 31, 2019, with government guaranties of $587 thousand and a specific reserve amount allocated of $196 thousand. Based on management's evaluation of the Company's historical loss experience on substandard commercial loans, commercial loan relationships with aggregate balances greater than $500 thousand are evaluated individually for impairment, with a specific reserve allocated when warranted. Commercial loans with balances under this threshold are collectively evaluated for impairment as a homogeneous pool of loans, unless such loans are subject to a restructuring agreement or have been identified as impaired as part of a larger customer relationship. The specific reserve amount allocated to individually identified impaired loans increased $12 thousand as a result of the March 31, 2020 impairment evaluation.

Union Bankshares, Inc. Page 37

The following table reflects activity in the ALL for the three months ended March 31, 2020 and 2019:

	For the Three Months Ended March 31,
	2020	2019
	(Dollars in thousands)
Balance at beginning of period	$6,122	$5,739
Charge-offs	(54)	(221)
Recoveries	23	4
Net charge-offs	(31)	(217)
Provision for loan losses	300	50
Balance at end of period	$6,391	$5,572
The following table (net of loans held for sale) shows the internal breakdown by risk component of the Company's ALL and the percentage of loans in each category to total loans in the respective portfolios at the dates indicated:

	March 31, 2020		December 31, 2019
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential real estate	$1,513	28.2	$1,392	28.7
Construction real estate	622	8.0	774	10.4
Commercial real estate	3,459	45.0	3,178	43.3
Commercial	407	7.0	394	7.1
Consumer	23	0.5	23	0.5
Municipal	85	11.3	76	10.0
Unallocated	282	—	285	—
Total	$6,391	100.0	$6,122	100.0

Notwithstanding the categories shown in the table above or any specific allocation under the Company's ALL methodology, all funds in the ALL are available to absorb loan losses in the portfolio, regardless of loan category or specific allocation.
Management believes, in its best estimate, that the ALL at March 31, 2020 is appropriate to cover probable credit losses inherent in the Company’s loan portfolio as of such date. However, there can be no assurance that the Company will not sustain losses in future periods which could be greater than the size of the ALL at March 31, 2020. In addition, our banking regulators, as an integral part of their examination process, periodically review our ALL. Such agencies may require us to recognize adjustments to the ALL based on their judgments about information available to them at the time of their examination. A large adjustment to the ALL for losses in future periods could require increased provisions to replenish the ALL, which could negatively affect earnings.
Investment Activities. During the first three months of 2020, investment securities classified as AFS increased $2.1 million to $89.4 million, comprising 10.1% of total assets, compared to $87.4 million, or 10.0% of total assets at December 31, 2019. Net unrealized gains for the Company’s AFS investment securities portfolio were $2.6 million as of March 31, 2020, compared to net unrealized gains of $1.2 million as of December 31, 2019. The Company’s accumulated OCI component of stockholders’ equity at March 31, 2020 reflected cumulative net unrealized gains on investment securities of $2.1 million. There were no securities classified as HTM at March 31, 2020 or December 31, 2019. No declines in value were deemed by management to be OTT at March 31, 2020. Deterioration in credit quality and/or imbalances in liquidity that may exist in the financial marketplace might adversely affect the fair values of the Company’s investment portfolio and the amount of gains or losses ultimately realized on the sale of such securities, and may also increase the potential that certain resulting unrealized losses will be designated as OTT in future periods, resulting in write-downs and charges to earnings. There were no investment securities pledged as of March 31, 2020 or December 31, 2019.

Union Bankshares, Inc. Page 38

Deposits. The following table shows information concerning the Company's average deposits by account type and weighted average nominal rates at which interest was paid on such deposits for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
	Average Amount	Percent of Total Deposits	Average Rate	Average Amount	Percent of Total Deposits	Average Rate
	(Dollars in thousands)
Nontime deposits:
Noninterest bearing deposits	$135,561	18.4	—	$125,202	18.1	—
Interest bearing checking accounts	169,513	23.1	0.40%	152,091	22.1	0.20%
Money market accounts	176,150	24.0	1.32%	180,256	26.1	1.19%
Savings accounts	107,420	14.6	0.15%	106,711	15.5	0.15%
Total nontime deposits	588,644	80.1	0.54%	564,260	81.8	0.46%
Time deposits:
Less than $100,000	75,132	10.2	1.26%	70,737	10.3	1.20%
$100,000 and over	71,264	9.7	1.62%	54,639	7.9	1.56%
Total time deposits	146,396	19.9	1.44%	125,376	18.2	1.36%
Total deposits	$735,040	100.0	0.72%	$689,636	100.0	0.63%
During the first three months of 2020, average total deposits grew $45.4 million, or 6.6%, compared to the three months ended March 31, 2019, with growth in all categories except money market accounts.
The Company participates in CDARS, which permits the Company to offer full deposit insurance coverage to its customers by exchanging deposit balances with other CDARS participants. CDARS also provides the Company with an additional source of funding and liquidity through the purchase of deposits. There were no purchased deposits as of March 31, 2020 or December 31, 2019. There were $13.2 million of time deposits of $250,000 or less on the balance sheet at March 31, 2020 and $12.0 million at December 31, 2019, which were exchanged with other CDARS participants.
The Company also participates in the ICS program, a service through which it can offer its customers demand or savings products with access to unlimited FDIC insurance, while receiving reciprocal deposits from other FDIC-insured banks. Like the exchange of certificate of deposit accounts through CDARS, exchange of demand or savings deposits through ICS provides a depositor with full deposit insurance coverage of excess balances, thereby helping the Company retain the full amount of the deposit on its balance sheet. As with the CDARS program, in addition to reciprocal deposits, participating banks may also purchase one-way ICS deposits. There were $91.0 million and $115.3 million in exchanged ICS demand and money market deposits on the balance sheet at March 31, 2020 and December 31, 2019, respectively. There were no purchased ICS deposits at March 31, 2020 or December 31, 2019.
The Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018 allows the Company to hold reciprocal deposits up to 20 percent of total liabilities without those deposits being treated as brokered for regulatory purposes.
At March 31, 2020, there were $15.0 million in retail brokered deposits issued under a master certificate of deposit program with a deposit broker for the purpose of providing a supplemental source of funding and liquidity. These deposits will mature in August 2020. There were $12.0 million of retail brokered deposits at December 31, 2019.
The following table provides a maturity distribution of the Company’s time deposits in amounts of $100,000 and over at March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
	(Dollars in thousands)
Within 3 months	$7,346	$27,377
3 to 6 months	17,647	7,351
6 to 12 months	26,459	20,160
Over 12 months	19,072	18,161
	$70,524	$73,049

Union Bankshares, Inc. Page 39

The Company's time deposits in amounts of $100 thousand and over decreased $2.5 million, or 3.5%, between December 31, 2019 and March 31, 2020, resulting primarily from the maturity of customer time deposits originated when promotions were offered during 2019 that were not renewed.
A provision of the Dodd-Frank Act permanently raised FDIC deposit insurance coverage to $250 thousand per depositor per insured depository institution for each account ownership category. At March 31, 2020, the Company had deposit accounts with less than the maximum FDIC insured deposit amount of $250 thousand totaling $571.6 million, or 77.7% of total deposits. An additional $18.9 million of municipal deposits were over the FDIC insurance coverage limit at March 31, 2020 and were collateralized under applicable state regulations by letters of credit issued by the FHLB.
Borrowings. The Company's borrowed funds at March 31, 2020 were comprised of borrowings from the FHLB of $62.2 million, at a weighted average rate of 0.99%, compared to $47.2 million at December 31, 2019, at a weighted average rate of 2.01%, a net increase of $15.0 million, or 31.8%. The increase in FHLB borrowings reflects new advances of $55 million at rates ranging from 0.45% to 1.62% taken during the first quarter of 2020. These advances were partially offset by the maturity of $40.0 million in advances during the first three months of 2020. The increase in borrowed funds was utilized to fund loan demand as loan growth outpaced deposit growth throughout the first three months of 2020 and the remaining funds were retained on hand in preparation for potential cash flow needs resulting from COVID-19 economic and financial market disruptions.
The Company has the authority, up to its available borrowing capacity with the FHLB, to collateralize public unit deposits with letters of credit issued by the FHLB. FHLB letters of credit in the amount of $24.2 million and $24.8 million were utilized as collateral for these deposits at March 31, 2020 and December 31, 2019, respectively. Total fees paid by the Company in connection with the issuance of these letters of credit were $8 thousand and $6 thousand for the three months ended March 31, 2020 and 2019, respectively.

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
The following table details the contractual or notional amount of financial instruments that represented credit risk at the balance sheet dates:

	March 31, 2020	December 31, 2019
	(Dollars in thousands)
Commitments to originate loans	$35,813	$35,689
Unused lines of credit	98,836	103,623
Standby and commercial letters of credit	2,306	2,308
Credit card arrangements	314	311
FHLB Mortgage Partnership Finance credit enhancement obligation, net	687	687
Total	$137,956	$142,618
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
The Company did not hold any derivative or hedging instruments at March 31, 2020 or December 31, 2019.

Union Bankshares, Inc. Page 40

Prior to March 26, 2020, all banks, including the Company’s subsidiary, were required to maintain vault cash or a noninterest bearing reserve balance under FRB regulations. The reserve requirement was eliminated effective March 26, 2020. The Bank had an average total required reserve of $1.8 million for the 14 day maintenance period that included December 31, 2019, which was satisfied by vault cash.

Liquidity. Liquidity is a measurement of the Company’s ability to meet potential cash requirements, including ongoing commitments to fund deposit withdrawals, repay borrowings, fund investment and lending activities, and for other general business purposes. The primary objective of liquidity management is to maintain a balance between sources and uses of funds to meet our cash flow needs in the most economical and expedient manner. The Company’s principal sources of funds are deposits; whole-sale funding options including purchased deposits, amortization, prepayment and maturity of loans, investment securities, interest bearing deposits and other short-term investments; sales of securities and loans AFS; earnings; and funds provided from operations. Contractual principal repayments on loans have been a relatively predictable source of funds; however, payment deferrals approved for borrowers as a result of COVID-19 will delay receipt of contractual payments. Deposit flows and loan and investment prepayments are less predictable and can be significantly influenced by market interest rates, economic conditions, and rates offered by our competitors. Managing liquidity risk is essential to maintaining both depositor confidence and earnings stability.
As of March 31, 2020, Union, as a member of FHLB, had access to unused lines of credit up to $48.9 million over and above the $87.3 million in combined outstanding borrowings and other credit subject to collateralization, subject to the purchase of required FHLB Class B common stock and evaluation by the FHLB of the underlying collateral available. This line of credit can be used for either short-term or long-term liquidity or other funding needs.
Union also maintains an IDEAL Way Line of Credit with the FHLB. The total line available was $551 thousand at March 31, 2020. There were no borrowings against this line of credit as of such date. Interest on this line is chargeable at a rate determined by the FHLB and payable monthly. Should Union utilize this line of credit, qualified portions of the loan and investment portfolios would collateralize these borrowings.
In addition to its borrowing arrangements with the FHLB, Union maintains a pre-approved federal funds line of credit totaling $15.0 million with an upstream correspondent bank, a master brokered deposit agreement with a brokerage firm, one-way buy options with CDARS and ICS. In addition to the funding sources available to Union, the Company maintains a $5.0 million revolving line of credit with a correspondent bank. At March 31, 2020, there were no purchased ICS or CDARS deposits, $15.0 million in retail brokered deposits issued under a master certificate of deposit program with a deposit broker, and no outstanding advances on the federal funds lines.
Union has implemented its Contingency Liquidity Plan as a result of COVID-19. In April 2020, certain qualifying investment securities were pledged as collateral to the FRB to have access to discount window borrowing facility. As of April 30, 2020, there were no outstanding advances from the discount window. Additionally, on April 9, 2020, the FRB authorized the PPPLF, which provides funding to facilitate lending by eligible borrowers to small businesses under the PPP. Under the PPPLF, the FRB will lend to eligible borrowers on a non-recourse basis, taking PPP loans, including purchased loans, as collateral. Union has been approved by the Federal Reserve Bank of Boston to participate in the PPPLF and, as of April 30, 2020, had an outstanding advance in the amount of $2.3 million.
Union's investment and residential loan portfolios also provide a significant amount of contingent liquidity that could be accessed in a reasonable time period through sales of those portfolios. Additional contingent liquidity sources are available with further access to the brokered deposit market. These sources are considered as liquidity alternatives in our contingent liquidity plan. Management believes the Company has sufficient liquidity to meet all reasonable borrower, depositor, and creditor needs in the present economic environment. However, any projections of future cash needs and flows are subject to substantial uncertainty, including factors outside the Company's control.

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
Stockholders’ equity increased from $71.8 million at December 31, 2019 to $73.8 million at March 31, 2020, reflecting net income of $2.2 million for the first three months of 2020, an increase of $1.1 million in accumulated other comprehensive income due to an increase in the fair market value of the Company's AFS securities, an increase of $76 thousand from stock based compensation, a $22 thousand increase due to the issuance of 1,000 shares of common stock from the exercise of incentive stock options and an $8 thousand increase due to the issuance of common stock under the DRIP. These increases were partially offset by cash dividends declared of $1.4 million during the three months ended March 31, 2020. The components of other comprehensive income are illustrated in Note 11 of the unaudited consolidated financial statements.

Union Bankshares, Inc. Page 41

The Company has 7,500,000 shares of $2.00 par value common stock authorized. As of March 31, 2020, the Company had 4,949,246 shares issued, of which 4,473,200 were outstanding and 476,046 were held in treasury.
In January 2020, the Company's Board reauthorized for 2020 the limited stock repurchase plan that was initially established in May of 2010. The limited stock repurchase plan allows the repurchase of up to a fixed number of shares of the Company's common stock each calendar quarter in open market purchases or privately negotiated transactions, as management deems advisable and as market conditions may warrant. The repurchase authorization for a calendar quarter (currently 2,500 shares) expires at the end of that quarter to the extent it has not been exercised, and is not carried forward into future quarters. The quarterly repurchase authorization expires on December 31, 2020, unless reauthorized. The Company had no repurchases under this program during the first three months of 2020.
The Company maintains a Dividend Reinvestment and Stock Purchase Plan whereby registered stockholders may elect to reinvest cash dividends and optional cash contributions to purchase additional shares of the Company's common stock. The Company has reserved 200,000 shares of its common stock for issuance and sale under the DRIP. As of March 31, 2020, 2,726 shares of stock had been issued from treasury stock under the DRIP.
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
The Economic Growth, Regulatory Relief and Consumer Protection Act of 2018 directed the federal banking regulators to adopt rules providing for a simplified regulatory capital framework for qualifying community banking organizations. In September 2019, the banking regulators finalized a rule that introduced the community bank leverage ratio (CBLR) framework as an optional simplified measure of capital adequacy for qualifying institutions. Beginning with the March 31, 2020 regulatory capital calculation, a banking organization with a Tier I leverage ratio greater than 9.0%, less than $10 billion in average consolidated assets, and limited amounts of off-balance sheet exposures and trading assets and liabilities may opt into the CBLR framework and will be deemed "well capitalized" and will not be required to report or calculate risk-based capital. A community banking organization that does not meet the requirements for use of the simplified CBLR framework will continue to calculate its regulatory capital ratios under existing guidelines. As of March 31, 2020, the Tier I leverage ratio was 8.18% and 8.16% for the Company and Union, respectively.
As shown in the table below, as of March 31, 2020, both the Company and Union met all capital adequacy requirements to which they are currently subject and Union exceeded the requirements for a "well capitalized" bank under the FDIC's Prompt Corrective Action framework. There were no conditions or events between March 31, 2020 and the date of this report that management believes have changed either Company’s regulatory capital category.

Union Bankshares, Inc. Page 42

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of March 31, 2020	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Company:
Total capital to risk weighted assets	$75,691	13.20%	$45,873	8.00%	N/A	N/A
Tier I capital to risk weighted assets	69,300	12.09%	34,392	6.00%	N/A	N/A
Common Equity Tier 1 to risk weighted assets	69,300	12.09%	25,794	4.50%	N/A	N/A
Tier I capital to average assets	69,300	8.18%	33,888	4.00%	N/A	N/A

Union:
Total capital to risk weighted assets	$75,391	13.17%	$45,796	8.00%	$57,244	10.00%
Tier I capital to risk weighted assets	69,000	12.05%	34,357	6.00%	45,809	8.00%
Common Equity Tier 1 to risk weighted assets	69,000	12.05%	25,768	4.50%	37,220	6.50%
Tier I capital to average assets	69,000	8.16%	33,824	4.00%	42,279	5.00%
Dividends paid by Union are the primary source of funds available to the Company for payment of dividends to its stockholders. Union is subject to certain requirements imposed by federal banking laws and regulations, which among other things, establish minimum levels of capital and restrict the amount of dividends that may be distributed by Union to the Company.
Cash dividends of $0.32 per share were paid during the first quarter of 2020 and have been declared for the second quarter, payable on May 7, 2020 to stockholders of record on April 27, 2020.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Omitted, in accordance with the regulatory relief available to smaller reporting companies in SEC Release Nos. 33-10513 (effective September 10, 2018).

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer, with the assistance of the Disclosure Control Committee, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2020. Based on this evaluation they concluded that those disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files with the Commission is accumulated and communicated to the Company’s management, including its principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required information.
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

Item 1A. Risk Factors
There have been no material changes in the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, with the exception of the following:
The ongoing COVID-19 pandemic and measures intended to prevent its spread could have a material adverse effect on our business, results of operations and financial condition, and such effects will depend on future developments, which are highly uncertain and are difficult to predict.
Global health concerns relating to the COVID-19 outbreak and related government actions taken to reduce the spread of the virus have been weighing on the macroeconomic environment, and the outbreak has significantly increased economic uncertainty and reduced economic activity, including in our Vermont and New Hampshire markets. The outbreak has resulted in authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place or total lock-down orders and business limitations and shutdowns. Such measures have significantly contributed to rising unemployment and negatively impacted consumer and business spending. The United States government has taken steps to attempt to mitigate some of the more severe anticipated economic effects of the virus, including the passage of the CARES Act, but there can be no assurance that such steps will be effective or achieve their desired results in a timely fashion.
The outbreak has adversely impacted and is likely to further adversely impact our workforce and operations and the operations of our borrowers, customers and business partners. In particular, we may experience financial losses due to a number of operational factors impacting us or our borrowers, customers or business partners, including but not limited to:

•
credit losses resulting from financial stress being experienced by our borrowers as a result of the outbreak and related governmental actions, particularly in the hospitality, retail, and restaurant industries, but across other industries as well;

•	declines in collateral values;

•	negative pressure on our net interest income due to FRB monetary policy in response to the pandemic;

•	third party disruptions, including outages in network providers and other vendors;

•
the absence of detailed SBA guidance regarding the required terms and documentation for PPP loans, compounded by the compressed timetable for processing of PPP loan applications and funding of such loans, could result in additional credit risk to us if the SBA later determines that our PPP loans do not meet program requirements and therefore do not qualify for the 100% SBA guaranty;

•	increased cyber and payment fraud risk, as cybercriminals attempt to profit from the disruption, given increased online and remote activity; and

•	operational failures due to changes in normal business practices necessitated by the outbreak and related governmental actions.
These factors may remain prevalent for a significant period of time and may continue to adversely affect our business, results of operations and financial condition, which includes capital, liquidity, and asset valuations, even after the COVID-19 outbreak has subsided.
The spread of COVID-19 has caused us to modify our business practices (including restricting employee travel, and developing work from home and social distancing plans for our employees), and we may take further actions as may be required by government authorities or as we determine are in the best interests of our employees, customers and business partners. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus or will otherwise be satisfactory to government authorities.
The extent to which the COVID-19 outbreak impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and are difficult to predict, including, but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. Even after the COVID-19 outbreak has subsided, we may continue to experience materially adverse impacts to our business as a result of the virus’s global economic impact, including the availability of credit, adverse impacts on our liquidity and any recession that has occurred or may occur in the future.

Union Bankshares, Inc. Page 44

There are no comparable recent events that provide guidance as to the effect the spread of COVID-19 as a global pandemic may have, and, as a result, the ultimate impact of the outbreak is highly uncertain and subject to change. We do not yet know the full extent of the impacts on our business, our operations or the global economy as a whole. However, the effects could have a material impact on our results of operations and heighten many of our known risks described in the “Risk Factors” section of our 2019 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
During the quarter ended March 31, 2020, the only unregistered issuance of the Company's equity securities was pursuant to the exercise of incentive stock options issued under the 2008 ISO Plan, resulting in the issuance of 1,000 shares of the Company's common stock. The shares were issued in reliance upon an exemption in section 4(a)(2) of the Securities Act of 1933 for distributions not involving a public offering.
There was no repurchase of the Company's equity securities during the quarter ended March 31, 2020.

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
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 formatted in eXtensible Business Reporting Language (XBRL): (i) the unaudited consolidated balance sheets, (ii) the unaudited consolidated statements of income for the three months ended March 31, 2020 and 2019, (iii) the unaudited consolidated statements of comprehensive income for the three months ended March 31, 2020 and 2019, (iv) the unaudited consolidated statements of changes in stockholders' equity, (iv) the unaudited consolidated statements of cash flows and (v) related notes.

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

Union Bankshares, Inc.

May 8, 2020	/s/ David S. Silverman
David S. Silverman
Director, President and Chief Executive Officer

May 8, 2020	/s/ Karyn J. Hale
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

101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 formatted in eXtensible Business Reporting Language (XBRL): (i) the unaudited consolidated balance sheets, (ii) the unaudited consolidated statements of income for the three months ended March 31, 2020 and 2019, (iii) the unaudited consolidated statements of comprehensive income for the three months ended March 31, 2020 and 2019, (iv) the unaudited consolidated statements of changes in stockholders' equity, (iv) the unaudited consolidated statements of cash flows and (v) related notes.

____________________

*
This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

Union Bankshares, Inc. Page 46