Form 10-Q
period 2020-06-30
UNION BANKSHARES INC
filed 2020-08-10
CIK 706863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2020

Commission file number: 001-15985

UNION BANKSHARES, INC.

VT	03-0283552

20 LOWER MAIN STREET, P.O. BOX 667
MORRISVILLE, VT 05661

Registrant’s telephone number:      802-888-6600

Former name, former address and former fiscal year, if changed since last report: Not applicable

Securities registered pursuant to section 12(b) of the Act:

Common Stock, $2.00 par value	UNB	Nasdaq Stock Market
(Title of class)	(Trading Symbol)	(Exchanges registered on)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒      No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☒      No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐      No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of July 27, 2020.

Common Stock, $2 par value	4,474,902	shares

UNION BANKSHARES, INC.
TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	June 30, 2020	December 31, 2019
	(Unaudited)
Assets	(Dollars in thousands)
Cash and due from banks	$6,049	$5,405
Federal funds sold and overnight deposits	30,579	45,729
Cash and cash equivalents	36,628	51,134
Interest bearing deposits in banks	9,802	6,565
Investment securities available-for-sale	85,430	87,393
Other investments	791	690
Total investments	86,221	88,083
Loans held for sale	43,550	7,442
Loans	692,658	670,244
Allowance for loan losses	(6,888)	(6,122)
Net deferred loan (fees) costs	(821)	1,043
Net loans	684,949	665,165
Premises and equipment, net	20,379	20,923
Goodwill	2,223	2,223
Company-owned life insurance	12,481	12,322
Other assets	20,850	19,055
Total assets	$917,083	$872,912
Liabilities and Stockholders’ Equity
Liabilities
Deposits
Noninterest bearing	$188,741	$136,434
Interest bearing	484,496	458,940
Time	146,255	148,653
Total deposits	819,492	744,027
Borrowed funds	9,497	47,164
Accrued interest and other liabilities	12,327	9,878
Total liabilities	841,316	801,069
Commitments and Contingencies
Stockholders’ Equity
Common stock, $2.00 par value; 7,500,000 shares authorized; 4,950,430 shares issued at June 30, 2020 and 4,948,245 shares issued at December 31, 2019	9,901	9,897
Additional paid-in capital	1,306	1,124
Retained earnings	66,020	64,019
Treasury stock at cost; 475,531 shares at June 30, 2020 and 476,268 shares at December 31, 2019	(4,177)	(4,183)
Accumulated other comprehensive income	2,717	986
Total stockholders' equity	75,767	71,843
Total liabilities and stockholders' equity	$917,083	$872,912

See accompanying notes to unaudited interim consolidated financial statements.
Union Bankshares, Inc. Page 1

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in thousands, except per share data)
Interest and dividend income
Interest and fees on loans	$8,565	$8,200	$16,856	$16,102
Interest on debt securities:
Taxable	337	461	724	862
Tax exempt	160	111	317	242
Dividends	26	30	60	72
Interest on federal funds sold and overnight deposits	11	50	64	111
Interest on interest bearing deposits in banks	40	52	81	107
Total interest and dividend income	9,139	8,904	18,102	17,496
Interest expense
Interest on deposits	1,252	1,176	2,561	2,241
Interest on borrowed funds	109	221	257	383
Total interest expense	1,361	1,397	2,818	2,624
Net interest income	7,778	7,507	15,284	14,872
Provision for loan losses	500	150	800	200
Net interest income after provision for loan losses	7,278	7,357	14,484	14,672
Noninterest income
Trust income	178	183	351	351
Service fees	1,284	1,504	2,781	2,930
Net gains on sales of investment securities available-for-sale	—	4	11	8
Net gains on sales of loans held for sale	1,227	683	2,039	1,057
Net gain on other investments	162	19	38	81
Other income	137	78	286	276
Total noninterest income	2,988	2,471	5,506	4,703
Noninterest expenses
Salaries and wages	2,829	2,903	5,950	5,701
Employee benefits	1,231	1,062	2,213	2,061
Occupancy expense, net	477	421	991	859
Equipment expense	756	574	1,496	1,139
Other expenses	1,818	1,840	3,633	3,567
Total noninterest expenses	7,111	6,800	14,283	13,327
Income before provision for income taxes	3,155	3,028	5,707	6,048
Provision for income taxes	487	498	843	897
Net income	$2,668	$2,530	$4,864	$5,151
Earnings per common share	$0.60	$0.56	$1.09	$1.15
Weighted average number of common shares outstanding	4,474,139	4,467,748	4,473,512	4,467,563
Dividends per common share	$0.32	$0.31	$0.64	$0.62

See accompanying notes to unaudited interim consolidated financial statements.
Union Bankshares, Inc. Page 2

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Net income	$2,668	$2,530	$4,864	$5,151
Other comprehensive income, net of tax:
Investment securities available-for-sale:
Net unrealized holding gains arising during the period on investment securities available-for-sale	656	808	1,740	1,751
Reclassification adjustment for net gains on sales of investment securities available-for-sale realized in net income	—	(3)	(9)	(6)
Total other comprehensive income	656	805	1,731	1,745
Total comprehensive income	$3,324	$3,335	$6,595	$6,896

See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 3

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)

	Three Month Period Ended June 30, 2020 and 2019
	Common Stock					Accumulated other comprehensive income (loss)
	Shares, net of treasury	Amount	Additional paid-in capital	Retained earnings	Treasury stock		Total stockholders’ equity
	(Dollars in thousands, except per share data)
Balances March 31, 2020	4,473,200	$9,899	$1,226	$64,783	$(4,181)	$2,061	$73,788
Net income	—	—	—	2,668	—	—	2,668
Other comprehensive income	—	—	—	—	—	656	656
Dividend reinvestment plan	514	—	7	—	4	—	11
Cash dividends declared ($0.32 per share)	—	—	—	(1,431)	—	—	(1,431)
Stock based compensation expense	1,185	2	73	—	—	—	75
Balances, June 30, 2020	4,474,899	$9,901	$1,306	$66,020	$(4,177)	$2,717	$75,767

Balances March 31, 2019	4,467,625	$9,890	$967	$60,147	$(4,190)	$(83)	$66,731
Net income	—	—	—	2,530	—	—	2,530
Other comprehensive income	—	—	—	—	—	805	805
Dividend reinvestment plan	220	—	6	—	2	—	8
Cash dividends declared ($0.31 per share)	—	—	—	(1,385)	—	—	(1,385)
Stock based compensation expense	—	—	47	—	—	—	47
Balances, June 30, 2019	4,467,845	$9,890	$1,020	$61,292	$(4,188)	$722	$68,736

	Six Month Period Ended June 30, 2020 and 2019
	Common Stock					Accumulated other comprehensive income (loss)
	Shares, net of treasury	Amount	Additional paid-in capital	Retained earnings	Treasury stock		Total stockholders’ equity
	(Dollars in thousands, except per share data)
Balances, December 31, 2019	4,471,977	$9,897	$1,124	$64,019	$(4,183)	$986	$71,843
Net income	—	—	—	4,864	—	—	4,864
Other comprehensive income	—	—	—	—	—	1,731	1,731
Dividend reinvestment plan	737	—	13	—	6	—	19
Cash dividends declared ($0.64 per share)	—	—	—	(2,863)	—	—	(2,863)
Stock based compensation expense	1,185	2	149	—	—	—	151
Exercise of stock options	1,000	2	20	—	—	—	22
Balances, June 30, 2020	4,474,899	$9,901	$1,306	$66,020	$(4,177)	$2,717	$75,767

Balances, December 31, 2018	4,466,679	$9,888	$894	$58,911	$(4,179)	$(1,023)	$64,491
Net income	—	—	—	5,151	—	—	5,151
Other comprehensive income	—	—	—	—	—	1,745	1,745
Dividend reinvestment plan	466	—	16	—	4	—	20
Cash dividends declared ($0.62 per share)	—	—	—	(2,770)	—	—	(2,770)
Stock based compensation expense	—	—	90	—	—	—	90
Exercise of stock options	1,000	2	20	—	—	—	22
Purchase of treasury stock	(300)	—	—	—	(13)	—	(13)
Balances, June 30, 2019	4,467,845	$9,890	$1,020	$61,292	$(4,188)	$722	$68,736
See accompanying notes to unaudited interim consolidated financial statements.
Union Bankshares, Inc. Page 4

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash Flows From Operating Activities	(Dollars in thousands)
Net income	$4,864	$5,151
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	943	699
Provision for loan losses	800	200
Deferred income tax provision (benefit)	6	(26)
Net amortization of premiums on investment securities	245	173
Equity in losses of limited partnerships	376	323
Stock based compensation expense	151	90
Net decrease (increase) in unamortized loan costs	1,864	(46)
Proceeds from sales of loans held for sale	99,950	57,710
Origination of loans held for sale	(134,019)	(62,737)
Net gains on sales of loans held for sale	(2,039)	(1,057)
Net gains on sales of investment securities available-for-sale	(11)	(8)
Net gain on other investments	(38)	(81)
(Increase) decrease in accrued interest receivable	(713)	330
Amortization of core deposit intangible	86	86
Increase in other assets	(45)	(248)
Increase in other liabilities	526	1,600
Net cash (used in) provided by operating activities	(27,054)	2,159
Cash Flows From Investing Activities
Interest bearing deposits in banks
Proceeds from maturities and redemptions	498	2,238
Purchases	(3,735)	(249)
Investment securities available-for-sale
Proceeds from sales	3,076	8,785
Proceeds from maturities, calls and paydowns	8,695	3,446
Purchases	(7,851)	(16,733)
Net (purchases) sales of other investments	(63)	20
Net decrease (increase) in nonmarketable stock	1,457	(204)
Net (increase) decrease in loans	(22,471)	36,698
Recoveries of loans charged off	23	10
Purchases of premises and equipment	(399)	(4,399)
Investments in limited partnerships	(1,658)	(1,220)
Net cash (used in) provided by investing activities	(22,428)	28,392
Union Bankshares, Inc. Page 5

Cash Flows From Financing Activities
Repayment of long-term debt	—	(10,070)
Net (decrease) increase in short-term borrowings outstanding	(37,667)	24,630
Net increase (decrease) in noninterest bearing deposits	52,307	(4,961)
Net increase (decrease) in interest bearing deposits	25,556	(79,077)
Net (decrease) increase in time deposits	(2,398)	30,068
Issuance of common stock	22	22
Purchase of treasury stock	—	(13)
Dividends paid	(2,844)	(2,750)
Net cash provided by (used in) financing activities	34,976	(42,151)
Net decrease in cash and cash equivalents	(14,506)	(11,600)
Cash and cash equivalents
Beginning of period	51,134	37,289
End of period	$36,628	$25,689
Supplemental Disclosures of Cash Flow Information
Interest paid	$3,326	$2,559
Income taxes paid	$—	$250

Supplemental Schedule of Noncash Investing Activities
Investment in limited partnerships acquired by capital contributions payable	$2,722	$1,203
Right-of-use operating lease assets obtained in exchange for operating lease liabilities	$—	$2,002

Dividends paid on Common Stock:
Dividends declared	$2,863	$2,770
Dividends reinvested	(19)	(20)
	$2,844	$2,750

See accompanying notes to unaudited interim consolidated financial statements.
Union Bankshares, Inc. Page 6

UNION BANKSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation
The accompanying unaudited interim consolidated financial statements of Union Bankshares, Inc. and Subsidiary (together, the Company) as of June 30, 2020, and for the three and six months ended June 30, 2020 and 2019, have been prepared in conformity with GAAP for interim financial information, general practices within the banking industry, and the accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (2019 Annual Report). The Company's sole subsidiary is Union Bank. In the opinion of the Company’s management, all adjustments, consisting only of normal recurring adjustments and disclosures necessary for a fair presentation of the information contained herein, have been made. This information should be read in conjunction with the Company’s 2019 Annual Report. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2020, or any future interim period.
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

Union Bankshares, Inc. Page 7

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
Union Bankshares, Inc. Page 8

The Company’s business is dependent upon the willingness and ability of its employees and customers to conduct banking and other financial transactions. If the global, national or state, response to contain COVID-19 escalates further or is unsuccessful, the Company could experience a material adverse effect on its business, financial condition, results of operations and cash flows. While it is not possible to know the full extent that the impact of COVID-19, and resulting measures to curtail its spread, will have on the Company’s operations, the Company is disclosing potentially material items of which it is aware.

Financial position and results of operations
The Company’s fee income has been reduced due to COVID-19. In keeping with guidance from regulators, the Company continues to work with COVID-19 affected customers to waive a variety of fees, including but not limited to, insufficient funds and overdraft fees, ATM fees and account maintenance fees (See further discussion of fee income in Result of Operations beginning on page 31.) These reductions in fees are thought, at this time, to be temporary, while the COVID-19 related economic crisis persists. At this time, the Company is unable to project the duration or materiality of such an impact, but recognizes that the scope of the economic impact is likely to impact its fee income in future periods. Also, the Company has collected fee income from the SBA for participating in the PPP and processing PPP loans, which will offset the above mentioned reduction in fee income.
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

Capital and liquidity
While the Company believes that it has sufficient capital to withstand an extended economic recession brought about by COVID-19, its reported and regulatory capital ratios could be adversely impacted by credit losses. The Company relies on cash on hand as well as dividends from its subsidiary bank to pay dividends to shareholders. If the Company’s capital deteriorates such that its subsidiary bank is unable to pay dividends to it for an extended period of time, the Company may not be able to maintain its dividend to shareholders at the current level. Management is analyzing the Company's current capital levels and the ability to maintain growth projections and absorb future credit losses while maintaining sufficient levels of capital.
The Company maintains access to multiple sources of liquidity. Wholesale funding markets have remained open to the Company, but rates for short term funding have recently been volatile. If funding costs are elevated for an extended period of time, it could have an adverse effect on the Company’s net interest margin. If an extended recession caused large numbers of the Company’s deposit customers to withdraw their funds, the Company might become more reliant on volatile or more expensive sources of funding. To date in 2020, primarily as a result of the deposit of PPP loan proceeds and government assistance payments under the CARES Act, the Company has experienced a significant increase in customer deposits, although that effect will likely be temporary as borrowers spend down their loan proceeds and government assistance payments.

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

Processes, controls and business continuity plan
Union Bankshares, Inc. Page 9

The Company has implemented its Pandemic and Business Continuity Plans to address the operating risks associated with the global COVID-19 pandemic and has followed guidance as events evolved from the Centers for Disease Control & Prevention (CDC), the WHO, State Health Officials and other available resources. Since enacting the Pandemic and Business Continuity Plans, the Company has taken a series of actions to safeguard its employees and customers while continuing to provide essential banking services to its communities. At the onset of COVID-19, the Company developed and executed a plan to decentralize employees, including working remotely, to isolate certain personnel essential to critical business continuity operations, canceled business travel and outside vendor appointments, limited inter-branch visits, and increased the use of video conferencing to avoid large gatherings. Also, social distancing and enhanced hygiene practices were put into place as well as rigorous cleaning of all bank facilities. Throughout these changes, employees and customers have been kept informed with regular communications. The Company has established a working committee for the development of a structured plan of bringing employees back to work in the banking facilities.
On May 27, 2020 branch lobby service was reopened to customers following guidance provided by state government as to occupancy limits and social distancing requirements. Branch lobbies had been closed to all customers, under state emergency orders since March 25, 2020.
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

Lending operations and accommodations to borrowers
In keeping with regulatory guidance to work with borrowers during this unprecedented situation and as outlined in the CARES Act, the Company is continuing to approve payment deferrals for its borrowers that are adversely affected by the pandemic. Depending on the demonstrated need of the customer, the Company is deferring either the full loan payment or the principal component of the loan payment for up to 180 days. As of June 30, 2020, the Company had executed 406 of these deferrals on outstanding loan balances of $173.3 million. In August 2020 the federal banking regulators issued supplemental guidance for working with borrowers as their loans near the end of their accommodation period. In accordance with interagency guidance issued in March 2020 and confirmed by the FASB, these short term deferrals are not considered troubled debt restructurings.
With the passage of the PPP, administered by the SBA, the Company is actively participating in assisting its customers with applications for resources through the program. PPP loans bear a mandated annual interest rate of 1.0%. The PPP was initially launched with loans having a two-year term, but subsequent revisions to the PPP currently allow the maximum term be extended to five years. The majority of the Company's PPP loans were originated with the two-year term and have not been extended to five years. The Company believes that a significant amount of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program. It is the Company’s understanding that loans funded through the PPP are fully guaranteed by the U.S. Government. Should those circumstances change, the Company could be required to establish additional allowance for credit loss through additional credit loss expense charged to earnings.
Further, in sensitivity and service to its communities during this unprecedented time, the Company is waiving late payment and overdraft fees on a case by case basis and has temporarily suspended collection and foreclosure efforts on past due loans in accordance with CARES Act guidance and state emergency orders.

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

Note 5. Recent Accounting Pronouncements
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Under the new guidance, which will replace the existing incurred loss model for recognizing credit losses, banks and other lending institutions will be required to recognize the full amount of expected credit losses. The
Union Bankshares, Inc. Page 10

new guidance, which is referred to as the current expected credit loss model ("CECL"), requires that expected credit losses for financial assets held at the reporting date that are accounted for at amortized cost be measured and recognized based on historical experience and current and reasonably supportable forecasted conditions to reflect the full amount of expected credit losses. A modified version of these requirements also applies to debt securities classified as AFS. As initially proposed, the ASU was effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption was permitted for fiscal years beginning after December 15, 2018, including interim periods within such years. In October 2019, the FASB approved amendments to delay the effective date of the ASU to fiscal years beginning after December 31, 2022, including interim periods within those fiscal years, for smaller reporting companies, as defined by the SEC, and other non-SEC reporting entities. As the Company is a smaller reporting company, the delay is applicable to the Company and the Company does not intend to early adopt the ASU at this time. The Company has established a CECL implementation team and developed a transition project plan. The Company utilizes a software package for its current calculation of the allowance for loan losses that will also be utilized for CECL implementation. Historical data has been compiled and training on utilizing the software for the existing incurred loss model has been completed. The Company continues the collection of historical data and training is ongoing surrounding CECL implementation and methodologies. This will facilitate the eventual implementation process and management's evaluation of the potential impact of the ASU on the Company's consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The ASU was issued to reduce the cost and complexity of the goodwill impairment test. To simplify the subsequent measurement of goodwill, step two of the goodwill impairment test was eliminated. Instead, a company will recognize an impairment of goodwill should the carrying value of a reporting unit exceed its fair value (i.e. step one). The ASU was effective for the Company on January 1, 2020 and did not have a material impact on the Company's consolidated financial statements.

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

In March 2020, various financial institution regulatory agencies, including the FRB and the FDIC (“the agencies”), issued an interagency statement on loan modifications and reporting for financial institutions working with customers affected by COVID-19. The interagency statement was effective immediately and impacted accounting for loan modifications. Under ASC No. 310-40, Receivables – Troubled Debt Restructurings by Creditors, a restructuring of debt constitutes a TDR if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. The agencies confirmed with the staff of the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, are not to be considered TDRs. This includes short-term (e.g., six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. The agencies supplemented their interagency guidance on August 3, 2020 to provide prudent risk management and consumer protection principles for financial institutions to consider while working with borrowers near the end of their initial loan accommodation period. The interagency guidance is expected to have a material impact on the Company’s financial statements; however, this impact cannot be quantified at this time.

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
Union Bankshares, Inc. Page 11

aware of any such events or circumstances that would cause it to conclude that the fair value of the Company is less than its carrying amount.
The Company also initially recorded $1.7 million of acquired identifiable intangible assets in connection with the 2011 Branch Acquisition, representing the core deposit intangible which is subject to straight-line amortization over the estimated 10 year average life of the core deposit base, absent any future impairment. The net core deposit intangible balance of $156 thousand and $242 thousand at June 30, 2020 and December 31, 2019, respectively, is included in Other assets on the consolidated balance sheets. Management will evaluate the core deposit intangible for impairment if conditions warrant.
Amortization expense for the core deposit intangible was $43 thousand for the three months ended June 30, 2020 and 2019 and $86 thousand for the six months ended June 30, 2020 and 2019. The amortization expense is included in Other expenses on the consolidated statements of income and is deductible for tax purposes. As of June 30, 2020, the remaining amortization expense related to the core deposit intangible, absent any future impairment, is expected to be as follows:

(Dollars in thousands)
2020	$85
2021	71
Total	$156

Note 7. Investment Securities
AFS securities as of the balance sheet dates consisted of the following:

June 30, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available-for-sale
Debt securities:
U.S. Government-sponsored enterprises	$4,866	$121	$(44)	$4,943
Agency mortgage-backed	41,847	1,647	(15)	43,479
State and political subdivisions	27,467	1,152	—	28,619
Corporate	7,811	652	(74)	8,389
Total	$81,991	$3,572	$(133)	$85,430

December 31, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available-for-sale
Debt securities:
U.S. Government-sponsored enterprises	$6,349	$19	$(76)	$6,292
Agency mortgage-backed	45,503	602	(81)	46,024
State and political subdivisions	26,489	515	(39)	26,965
Corporate	7,804	378	(70)	8,112
Total	$86,145	$1,514	$(266)	$87,393

There were no investment securities HTM at June 30, 2020 or December 31, 2019. There were no investment securities pledged as collateral at June 30, 2020 or December 31, 2019.

Union Bankshares, Inc. Page 12

The amortized cost and estimated fair value of debt securities by contractual scheduled maturity as of June 30, 2020 were as follows:

	Amortized Cost	Fair Value
Available-for-sale	(Dollars in thousands)
Due in one year or less	$940	$945
Due from one to five years	3,944	4,255
Due from five to ten years	13,547	14,178
Due after ten years	21,713	22,573
	40,144	41,951
Agency mortgage-backed	41,847	43,479
Total debt securities available-for-sale	$81,991	$85,430

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

Information pertaining to all investment securities with gross unrealized losses as of the balance sheet dates, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

June 30, 2020	Less Than 12 Months			12 Months and over			Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
		(Dollars in thousands)
Debt securities:
U.S. Government- sponsored enterprises	1	$383	$(2)	7	$1,542	$(42)	8	$1,925	$(44)
Agency mortgage-backed	4	1,757	(9)	1	697	(6)	5	2,454	(15)
Corporate	—	—	—	3	1,426	(74)	3	1,426	(74)
Total	5	$2,140	$(11)	11	$3,665	$(122)	16	$5,805	$(133)

December 31, 2019	Less Than 12 Months			12 Months and over			Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
		(Dollars in thousands)
Debt securities:
U.S. Government- sponsored enterprises	4	$2,376	$(22)	8	$2,772	$(54)	12	$5,148	$(76)
Agency mortgage-backed	8	6,193	(38)	8	4,861	(43)	16	11,054	(81)
State and political subdivisions	9	3,813	(38)	1	304	(1)	10	4,117	(39)
Corporate	—	—	—	3	1,430	(70)	3	1,430	(70)
Total	21	$12,382	$(98)	20	$9,367	$(168)	41	$21,749	$(266)
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
Union Bankshares, Inc. Page 13

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

Management considers the following factors in determining whether OTTI exists and the period over which the security is expected to recover:
•The length of time, and extent to which, the fair value has been less than the amortized cost;
•Adverse conditions specifically related to the security, industry, or geographic area;
•The historical and implied volatility of the fair value of the security;
•The payment structure of the debt security and the likelihood of the issuer being able to make payments that may increase in the future;
•Failure of the issuer of the security to make scheduled interest or principal payments;
•Any changes to the rating of the security by a rating agency;
•Recoveries or additional declines in fair value subsequent to the balance sheet date; and
•The nature of the issuer, including whether it is a private company, public entity or government-sponsored enterprise, and the existence or likelihood of any government or third party guaranty.

The Company has the ability to hold the investment securities that had unrealized losses at June 30, 2020 and December 31, 2019 for the foreseeable future and no declines were deemed by management to be OTT.

The following table presents the proceeds, gross realized gains and gross realized losses from the sales of AFS securities:

	For the Three Months Ended June 30,		For The Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Proceeds	$—	$2,275	$3,076	$8,785

Gross gains	—	7	32	45
Gross losses	—	(3)	(21)	(37)
Net gains on sales of investment securities AFS	$—	$4	$11	$8

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

Union Bankshares, Inc. Page 14

The composition of Net loans as of the balance sheet dates was as follows:

	June 30, 2020	December 31, 2019
	(Dollars in thousands)
Residential real estate	$181,957	$192,125
Construction real estate	46,708	69,617
Commercial real estate	314,048	289,883
Commercial	115,464	47,699
Consumer	3,188	3,562
Municipal	31,293	67,358
Gross loans	692,658	670,244
Allowance for loan losses	(6,888)	(6,122)
Net deferred loan (fees) costs	(821)	1,043
Net loans	$684,949	$665,165
The Company originated 668 PPP loans totaling $68.5 million classified as commercial loans as of June 30, 2020. There was a total of $2.5 million in origination fees received from the SBA on PPP loans that will be amortized over the respective lives of the loans, of which $234 thousand was recognized in earnings during the three and six months ended June 30, 2020. PPP loans with a carrying value of $2.3 million were pledged as collateral for borrowings from the FRB at June 30, 2020.
Qualifying residential first mortgage loans and certain commercial real estate loans with a carrying value of $230.4 million and $207.7 million were pledged as collateral for borrowings from the FHLB under a blanket lien at June 30, 2020 and December 31, 2019, respectively.
A summary of current, past due and nonaccrual loans as of the balance sheet dates follows:

June 30, 2020	Current	30-59 Days	60-89 Days	90 Days and Over and Accruing	Nonaccrual	Total
	(Dollars in thousands)
Residential real estate	$179,473	$484	$1,069	$433	$498	$181,957
Construction real estate	46,174	65	16	428	25	46,708
Commercial real estate	311,416	434	380	—	1,818	314,048
Commercial	115,448	—	—	—	16	115,464
Consumer	3,177	7	4	—	—	3,188
Municipal	31,293	—	—	—	—	31,293
Total	$686,981	$990	$1,469	$861	$2,357	$692,658

December 31, 2019	Current	30-59 Days	60-89 Days	90 Days and Over and Accruing	Nonaccrual	Total
	(Dollars in thousands)
Residential real estate	$187,022	$2,716	$1,304	$811	$272	$192,125
Construction real estate	68,731	470	19	368	29	69,617
Commercial real estate	286,795	940	150	—	1,998	289,883
Commercial	47,673	—	5	—	21	47,699
Consumer	3,532	21	6	—	3	3,562
Municipal	67,358	—	—	—	—	67,358
Total	$661,111	$4,147	$1,484	$1,179	$2,323	$670,244
There was one residential real estate loan totaling $50 thousand in process of foreclosure at June 30, 2020 and two residential real estate loans totaling $64 thousand in process of foreclosure at December 31, 2019. In April 2020, the State of Vermont issued a temporary moratorium on foreclosure actions until the end of the COVID-19 emergency period. Aggregate interest on nonaccrual loans not recognized was $331 thousand as of June 30, 2020 and $271 thousand as of December 31, 2019.
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

The ALL is maintained at a level believed by management to be appropriate to absorb probable credit losses inherent in the loan portfolio as of the balance sheet date. The amount of the ALL is based on management's periodic evaluation of the collectability of the loan portfolio, including the nature, volume and risk characteristics of the portfolio, credit concentrations, trends in historical loss experience, estimated value of any underlying collateral, specific impaired loans and economic conditions. There was no change to the methodology used to estimate the ALL during the second quarter of 2020. While management uses available information to recognize losses on loans, future additions to the ALL may be necessary based on changes in economic conditions or other relevant factors.

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

The general component represents the level of ALL allocable to each loan portfolio segment with similar risk characteristics and is determined based on historical loss experience, adjusted for qualitative factors, for each class of loan. Management deems a five year average to be an appropriate time frame on which to base historical losses for each portfolio segment. Qualitative factors considered include underwriting, economic and market conditions, portfolio composition, collateral values, delinquencies, lender experience and legal issues. The qualitative factors are determined based on the various risk characteristics of each portfolio segment. Risk characteristics relevant to each portfolio segment are as follows:
•Residential real estate - Loans in this segment are collateralized by owner-occupied 1-4 family residential real estate, second and vacation homes, 1-4 family investment properties, home equity and second mortgage loans. Repayment is dependent on the credit quality of the individual borrower. The overall health of the economy, including unemployment rates and housing prices, could have an effect on the credit quality of this segment.

•Construction real estate - Loans in this segment include residential and commercial construction properties, commercial real estate development loans (while in the construction phase of the projects), land and land development loans. Repayment is dependent on the credit quality of the individual borrower and/or the underlying cash flows generated by the properties being constructed. The overall health of the economy, including unemployment rates, housing prices, vacancy rates and material costs, could have an effect on the credit quality of this segment.

•Commercial real estate - Loans in this segment are primarily properties occupied by businesses or income-producing properties. The underlying cash flows generated by the properties may be adversely impacted by a downturn in the economy as evidenced by a general slowdown in business or increased vacancy rates which, in turn, could have an effect
Union Bankshares, Inc. Page 16

on the credit quality of this segment. Management requests business financial statements at least annually and monitors the cash flows of these loans.

•Commercial - Loans in this segment are made to businesses and are generally secured by non-real estate assets of the business. Repayment is expected from the cash flows of the business. A weakened economy, and resultant decreased consumer or business spending, could have an effect on the credit quality of this segment.

•Consumer - Loans in this segment are made to individuals for personal expenditures, such as an automobile purchase, and include unsecured loans. Repayment is primarily dependent on the credit quality of the individual borrower. The overall health of the economy, including unemployment, could have an effect on the credit quality of this segment.

•Municipal - Loans in this segment are made to municipalities located within the Company's service area. Repayment is primarily dependent on taxes or other funds collected by the municipalities. Management considers there to be minimal risk surrounding the credit quality of this segment.
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

Changes in the ALL, by class of loans, for the three and six months ended June 30, 2020 and 2019 were as follows:

For The Three Months Ended June 30, 2020	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Balance, March 31, 2020	$1,513	$622	$3,459	$407	$23	$85	$282	$6,391
Provision (credit) for loan losses	77	(28)	373	84	3	(6)	(3)	500
Recoveries of amounts charged off	—	—	—	—	—	—	—	—
	1,590	594	3,832	491	26	79	279	6,891
Amounts charged off	—	—	—	—	(3)	—	—	(3)
Balance, June 30, 2020	$1,590	$594	$3,832	$491	$23	$79	$279	$6,888

For The Three Months Ended June 30, 2019	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Balance, March 31, 2019	$1,389	$643	$2,863	$332	$23	$92	$230	$5,572
Provision (credit) for loan losses	48	3	148	(19)	5	(59)	24	150
Recoveries of amounts charged off	5	—	—	—	1	—	—	6
	1,442	646	3,011	313	29	33	254	5,728
Amounts charged off	(46)	—	—	—	(6)	—	—	(52)
Balance, June 30, 2019	$1,396	$646	$3,011	$313	$23	$33	$254	$5,676
Union Bankshares, Inc. Page 17

For The Six Months Ended June 30, 2020	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Balance, December 31, 2019	$1,392	$774	$3,178	$394	$23	$76	$285	$6,122
Provision (credit) for loan losses	175	(180)	708	97	3	3	(6)	800
Recoveries of amounts charged off	23	—	—	—	—	—	—	23
	1,590	594	3,886	491	26	79	279	6,945
Amounts charged off	—	—	(54)	—	(3)	—	—	(57)
Balance, June 30, 2020	$1,590	$594	$3,832	$491	$23	$79	$279	$6,888

For The Six Months Ended June 30, 2019	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Balance, December 31, 2018	$1,368	$617	$2,933	$354	$23	$82	$362	$5,739
Provision (credit) for loan losses	85	29	78	158	7	(49)	(108)	200
Recoveries of amounts charged off	5	—	—	1	4	—	—	10
	1,458	646	3,011	513	34	33	254	5,949
Amounts charged off	(62)	—	—	(200)	(11)	—	—	(273)
Balance, June 30, 2019	$1,396	$646	$3,011	$313	$23	$33	$254	$5,676

The allocation of the ALL, summarized on the basis of the Company's impairment methodology by class of loan, as of the balance sheet dates, was as follows:

June 30, 2020	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Individually evaluated for impairment	$35	$2	$86	$7	$—	$—	$—	$130
Collectively evaluated for impairment	1,555	592	3,746	484	23	79	279	6,758
Total allocated	$1,590	$594	$3,832	$491	$23	$79	$279	$6,888

December 31, 2019	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Individually evaluated for impairment	$39	$—	$149	$8	$—	$—	$—	$196
Collectively evaluated for impairment	1,353	774	3,029	386	23	76	285	5,926
Total allocated	$1,392	$774	$3,178	$394	$23	$76	$285	$6,122

The recorded investment in loans, summarized on the basis of the Company's impairment methodology by class of loan, as of the balance sheet dates, was as follows:

June 30, 2020	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Total
	(Dollars in thousands)
Individually evaluated for impairment	$1,959	$218	$3,085	$250	$—	$—	$5,512
Collectively evaluated for impairment	179,998	46,490	310,963	115,214	3,188	31,293	687,146
Total	$181,957	$46,708	$314,048	$115,464	$3,188	$31,293	$692,658
Union Bankshares, Inc. Page 18

December 31, 2019	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Total
	(Dollars in thousands)
Individually evaluated for impairment	$1,515	$223	$3,204	$299	$—	$—	$5,241
Collectively evaluated for impairment	190,610	69,394	286,679	47,400	3,562	67,358	665,003
Total	$192,125	$69,617	$289,883	$47,699	$3,562	$67,358	$670,244

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

The following tables summarize the loan ratings applied by management to the Company's loans by class as of the balance sheet dates:

June 30, 2020	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Total
	(Dollars in thousands)
Pass	$163,436	$35,810	$176,816	$102,902	$3,137	$31,293	$513,394
Satisfactory/Monitor	15,218	10,360	133,240	12,053	48	—	170,919
Substandard	3,303	538	3,992	509	3	—	8,345
Total	$181,957	$46,708	$314,048	$115,464	$3,188	$31,293	$692,658

December 31, 2019	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Total
	(Dollars in thousands)
Pass	$174,798	$47,326	$168,654	$35,625	$3,499	$67,358	$497,260
Satisfactory/Monitor	14,520	21,819	117,004	10,974	57	—	164,374
Substandard	2,807	472	4,225	1,100	6	—	8,610
Total	$192,125	$69,617	$289,883	$47,699	$3,562	$67,358	$670,244

Union Bankshares, Inc. Page 19

The following tables provide information with respect to impaired loans by class of loan as of and for the three and six months ended June 30, 2020 and June 30, 2019:

	As of June 30, 2020			For The Three Months Ended June 30, 2020		For The Six Months Ended June 30, 2020
	Recorded Investment (1)	Principal Balance (1)	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Residential real estate	$213	$222	$35
Construction real estate	69	69	2
Commercial real estate	1,987	2,068	86
Commercial	10	11	7
With an allowance recorded	2,279	2,370	130

Residential real estate	1,746	2,302	—
Construction real estate	149	168	—
Commercial real estate	1,098	1,196	—
Commercial	240	243	—
With no allowance recorded	3,233	3,909	—

Residential real estate	1,959	2,524	35	$1,724	$9	$1,654	$28
Construction real estate	218	237	2	218	1	219	2
Commercial real estate	3,085	3,264	86	3,121	16	3,149	38
Commercial	250	254	7	265	5	276	12
Total	$5,512	$6,279	$130	$5,328	$31	$5,298	$80
____________________
(1)Does not reflect government guaranties on impaired loans as of June 30, 2020 totaling $553 thousand.

	As of June 30, 2019			For The Three Months Ended June 30, 2019		For The Six Months Ended June 30, 2019
	Recorded Investment (1)	Principal Balance (1)	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Residential real estate	$1,617	$2,180	$44	$1,669	$19	$1,672	$38
Construction real estate	110	128	—	112	1	114	2
Commercial real estate	1,496	1,590	—	1,583	25	1,814	65
Commercial	321	323	8	330	6	337	11
Total	$3,544	$4,221	$52	$3,694	$51	$3,937	$116
____________________
(1)Does not reflect government guaranties on impaired loans as of June 30, 2019 totaling $613 thousand.

Union Bankshares, Inc. Page 20

The following table provides information with respect to impaired loans by class of loan as of December 31, 2019:

	December 31, 2019
	Recorded Investment (1)	Principal Balance (1)	Related Allowance
	(Dollars in thousands)
Residential real estate	$218	$228	$39
Commercial real estate	1,762	1,783	149
Commercial	11	12	8
With an allowance recorded	1,991	2,023	196

Residential real estate	1,297	1,832	—
Construction real estate	223	241	—
Commercial real estate	1,442	1,539	—
Commercial	288	290	—
With no allowance recorded	3,250	3,902	—

Residential real estate	1,515	2,060	39
Construction real estate	223	241	—
Commercial real estate	3,204	3,322	149
Commercial	299	302	8
Total	$5,241	$5,925	$196
____________________
(1)Does not reflect government guaranties on impaired loans as of December 31, 2019 totaling $587 thousand.

The following is a summary of TDR loans by class of loan as of the balance sheet dates:

	June 30, 2020		December 31, 2019
	Number of Loans	Principal Balance	Number of Loans	Principal Balance
	(Dollars in thousands)
Residential real estate	31	$1,959	25	$1,515
Construction real estate	2	94	2	100
Commercial real estate	8	944	8	966
Commercial	5	250	5	290
Total	46	$3,247	40	$2,871
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
The following tables provide new TDR activity for the three and six months ended June 30, 2020 and 2019:

	New TDRs During the			New TDRs During the
	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(Dollars in thousands)
Residential real estate	6	$493	$493	6	$493	$493
Union Bankshares, Inc. Page 21

	New TDRs During the			New TDRs During the
	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(Dollars in thousands)
Residential real estate	—	$—	$—	1	$77	$79
There were no TDR loans modified within the previous twelve months that subsequently defaulted during the three and six months ended June 30, 2020 or 2019. TDR loans are considered defaulted at 90 days past due.
In March 2020, the federal banking agencies issued guidance, confirmed by the FASB, that certain modifications made in loans to a borrower affected by the COVID-19 pandemic and government shutdown orders would not be considered a TDR under specified circumstances (See Notes 2 and 5). The Company has executed 406 of these modifications on outstanding loan balances of $173.3 million and these balances carried accrued interest of $1.6 million as of June 30, 2020. The Company intends to continue to follow the guidance of the banking regulators in making TDR determinations.

At June 30, 2020 and December 31, 2019, the Company was not committed to lend any additional funds to borrowers whose loans were nonperforming, impaired or restructured.

Note 10.  Stock Based Compensation
Under the Union Bankshares, Inc. 2014 Equity Incentive Plan, 50,000 shares of the Company’s common stock were reserved for equity awards of incentive stock options, nonqualified stock options, restricted stock and RSUs to eligible officers and (except for awards of incentive stock options) nonemployee directors. Shares available for issuance of awards under the 2014 Equity Plan consist of unissued shares of the Company’s common stock and/or shares held in treasury. As of June 30, 2020, there were outstanding grants of RSUs and incentive stock options under the 2014 Equity Plan with respect to an aggregate of 18,123 shares of common stock.

RSUs. Each outstanding RSU represents the right to receive one share of the Company's common stock upon satisfaction of applicable vesting conditions. The general terms of the awards are described in the Company's 2019 Annual Report. Prior to vesting, the RSUs do not earn dividends or dividend equivalents, nor do they bear any voting rights.
The following table summarizes the RSUs awarded to Company executives in 2018, 2019 and 2020, and the number of such RSUs remaining unvested as of June 30, 2020:

	Number of RSUs Granted	Weighted-Average Grant Date Fair Value	Number of Unvested RSUs
2018 Award	3,225	$52.95	433
2019 Award	3,734	47.75	2,120
2020 Award	8,918	36.26	8,918
Total	15,877		11,471
Unrecognized compensation expense related to the unvested RSUs as of June 30, 2020 and 2019 was $329 thousand and $211 thousand, respectively.
On April 15, 2020, the Compensation Committee adopted criteria for provisional 2021 RSU awards, including performance goals, with one half of the 2021 grants to be in the form of Time-Based RSUs and one-half in the form of Performance-Based RSUs.  Under the 2021 award criteria and solely for modeling purposes, assuming achievement of 2020 performance goals at the target level and assuming a stock price of $25.76 per share (the closing price on April 15, 2020), approximately 15,760 RSUs would be granted in 2021. However, actual awards will be subject to Compensation Committee approval and made in the first quarter of 2021, with the number of RSUs actually granted to be determined based on the Company’s stock price on the 2021 approval date, and in the case of Performance-Based RSUs, also on the level of achievement of 2020 performance goals. The number of potential grantees for 2021 RSU awards is 15, compared to seven grantees in 2020 and prior years. As of June 30, 2020, the estimated unrecognized executive compensation expense related to the modeled 2021 target level RSU grants, based on the April 15, 2020 closing market price of the Company's stock, would be $294 thousand.
On May 22, 2020, the Company's board of directors, as a component of total director compensation, granted an aggregate of 2,152 RSUs to the Company's non-employee directors. Each RSU represents the right to receive one share of the Company's
Union Bankshares, Inc. Page 22

common stock upon satisfaction of applicable vesting conditions. The RSUs will vest in May 2021, subject to continued board service through the vesting date, other than in the case of the director's death or disability. Prior to vesting, the RSUs do not earn dividends or dividend equivalents, nor do they bear any voting rights. Unrecognized director compensation expense related to the unvested RSUs as of June 30, 2020 was $38 thousand.
Stock options. As of June 30, 2020, 4,500 incentive stock options granted in December 2014 under the 2014 Equity Plan remained outstanding and exercisable and will expire in December 2021. There was no unrecognized compensation expense related to those options as of June 30, 2020. The intrinsic value of those options was $0 due to the stock options not being in the money as of June 30, 2020.
During the six months ended June 30, 2020, 1,000 incentive stock options granted under the 2008 ISO Plan were exercised. There are no remaining options outstanding under the 2008 ISO Plan. There was no unrecognized compensation expense related to those options as of June 30, 2020.

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
As of the balance sheet dates, the components of Accumulated OCI, net of tax, were:

	June 30, 2020	December 31, 2019
	(Dollars in thousands)
Net unrealized gain on investment securities available-for-sale	$2,717	$986
The following tables disclose the tax effects allocated to each component of OCI for the three and six months ended June 30:

	Three Months Ended
	June 30, 2020			June 30, 2019
	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Investment securities available-for-sale:	(Dollars in thousands)
Net unrealized holding gains arising during the period on investment securities available-for-sale	$830	$(174)	$656	$1,023	$(215)	$808
Reclassification adjustment for net gains on investment securities available-for-sale realized in net income	—	—	—	(4)	1	(3)
Total other comprehensive income	$830	$(174)	$656	$1,019	$(214)	$805

	Six Months Ended
	June 30, 2020			June 30, 2019
	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Investment securities available-for-sale:	(Dollars in thousands)
Net unrealized holding gains arising during the period on investment securities available-for-sale	$2,202	$(462)	$1,740	$2,217	$(466)	$1,751
Reclassification adjustment for net gains on investment securities available-for-sale realized in net income	(11)	2	(9)	(8)	2	(6)
Total other comprehensive income	$2,191	$(460)	$1,731	$2,209	$(464)	$1,745

Union Bankshares, Inc. Page 23

The following table discloses information concerning reclassification adjustments from OCI for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended		Six Months Ended
Reclassification Adjustment Description	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019	Affected Line Item in Consolidated Statement of Income
	(Dollars in thousands)
Investment securities available-for-sale:
Net gains on investment securities available-for-sale	$—	$(4)	$(11)	$(8)	Net gains on sales of investment securities available-for-sale
Tax expense	—	1	2	2	Provision for income taxes
Total reclassifications	$—	$(3)	$(9)	$(6)	Net income

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

The three levels of the fair value hierarchy are:
•Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;
•Level 2 - Quoted prices for similar assets or liabilities in active markets, quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability;
•Level 3 - Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

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

Union Bankshares, Inc. Page 24

Assets measured at fair value on a recurring basis at June 30, 2020 and December 31, 2019, segregated by fair value hierarchy level, are summarized below:

	Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2020:	(Dollars in thousands)
Debt securities AFS:
U.S. Government-sponsored enterprises	$4,943	$—	$4,943	$—
Agency mortgage-backed	43,479	—	43,479	—
State and political subdivisions	28,619	—	28,619	—
Corporate	8,389	—	8,389	—
Total debt securities	$85,430	$—	$85,430	$—

Other investments:
Mutual funds	$791	$791	$—	$—

December 31, 2019:
Debt securities AFS:
U.S. Government-sponsored enterprises	$6,292	$—	$6,292	$—
Agency mortgage-backed	46,024	—	46,024	—
State and political subdivisions	26,965	—	26,965	—
Corporate	8,112	—	8,112	—
Total debt securities	$87,393	$—	$87,393	$—

Other investments:
Mutual funds	$690	$690	$—	$—
There were no transfers in or out of Levels 1 and 2 during the three and six months ended June 30, 2020 and 2019, nor were there any Level 3 assets at any time during either period. Certain other assets and liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Assets and liabilities measured at fair value on a nonrecurring basis in periods after initial recognition, such as collateral-dependent impaired loans, MSRs and OREO, were not considered material at June 30, 2020 or December 31, 2019. The Company has not elected to apply the fair value method to any financial assets or liabilities other than those situations where other accounting pronouncements require fair value measurements.

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

Union Bankshares, Inc. Page 25

As of the balance sheet dates, the estimated fair values and related carrying amounts of the Company's significant financial instruments were as follows:

	June 30, 2020
	Fair Value Measurements
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$36,628	$36,628	$36,628	$—	$—
Interest bearing deposits in banks	9,802	10,052	—	10,052	—
Investment securities	86,221	86,221	791	85,430	—
Loans held for sale	43,550	44,931	—	44,931	—
Loans, net
Residential real estate	180,151	183,522	—	—	183,522
Construction real estate	46,059	45,988	—	—	45,988
Commercial real estate	309,565	314,926	—	—	314,926
Commercial	114,836	111,798	—	—	111,798
Consumer	3,161	3,129	—	—	3,129
Municipal	31,177	31,599	—	—	31,599
Accrued interest receivable	3,647	3,647	—	436	3,211
Nonmarketable equity securities	1,150	N/A	N/A	N/A	N/A
Financial liabilities
Deposits
Noninterest bearing	$188,741	$188,741	$188,741	$—	$—
Interest bearing	484,496	484,496	484,496	—	—
Time	146,255	147,601	—	147,601	—
Borrowed funds
Long-term	9,497	9,992	—	9,992	—
Accrued interest payable	164	164	—	164	—
Union Bankshares, Inc. Page 26

	December 31, 2019
	Fair Value Measurements
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$51,134	$51,134	$51,134	$—	$—
Interest bearing deposits in banks	6,565	6,671	—	6,671	—
Investment securities	88,083	88,083	690	87,393	—
Loans held for sale	7,442	7,587	—	7,587	—
Loans, net
Residential real estate	191,032	192,955	—	—	192,955
Construction real estate	68,951	68,381	—	—	68,381
Commercial real estate	286,871	288,931	—	—	288,931
Commercial	47,379	45,872	—	—	45,872
Consumer	3,545	3,483	—	—	3,483
Municipal	67,387	67,103	—	—	67,103
Accrued interest receivable	2,702	2,702	—	435	2,267
Nonmarketable equity securities	2,607	N/A	N/A	N/A	N/A
Financial liabilities
Deposits
Noninterest bearing	$136,434	$136,434	$136,434	$—	$—
Interest bearing	458,940	458,940	458,940	—	—
Time	148,653	148,542	—	148,542	—
Borrowed funds
Short-term	40,000	40,000	40,000	—	—
Long-term	7,164	7,416	—	7,416	—
Accrued interest payable	673	673	—	673	—
The carrying amounts in the preceding tables are included in the consolidated balance sheets under the applicable captions.

Note 13. Subsequent Events
Subsequent events represent events or transactions occurring after the balance sheet date but before the financial statements are issued. Financial statements are considered “issued” when they are widely distributed to shareholders and others for general use and reliance in a form and format that complies with GAAP. Events occurring subsequent to June 30, 2020 have been evaluated as to their potential impact to the consolidated financial statements.
On July 15, 2020, the Company declared a regular quarterly cash dividend of $0.32 per share, payable August 6, 2020, to stockholders of record on July 27, 2020.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
GENERAL
The following discussion and analysis focuses on those factors that, in management's view, had a material effect on the financial position of the Company as of June 30, 2020 and December 31, 2019, and its results of operations for the three and six months ended June 30, 2020 and 2019. This discussion is being presented to provide a narrative explanation of the consolidated
Union Bankshares, Inc. Page 27

financial statements and should be read in conjunction with the consolidated financial statements and related notes and with other financial data appearing elsewhere in this filing and with the Company's 2019 Annual Report. In the opinion of the Company's management, the interim unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments and disclosures necessary to fairly present the Company's consolidated financial position and results of operations for the interim periods presented. Management is not aware of the occurrence of any events after June 30, 2020 which would materially affect the information presented.
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
Factors that may cause results or performance to differ materially from those expressed in forward-looking statements include, but are not limited to:
•General economic conditions and financial instability, either nationally, internationally, regionally or locally;
•Increased competitive pressures, including those from tax-advantaged credit unions and other financial service providers in our northern Vermont and New Hampshire market area or in the financial services industry generally, from increasing consolidation and integration of financial service providers, and from changes in technology and delivery systems;
•Interest rates change in a way that puts pressure on the Company's margins, or that results in lower fee income and lower gain on sale of real estate loans, or that increases our interest costs;
•Changes in laws or government rules, or the way in which courts or government agencies interpret or implement those laws or rules, that increase our costs of doing business or otherwise adversely affect our business;
•Further changes in federal or state tax policy;
•Changes in our level of nonperforming assets and charge-offs;
•Changes in depositor behavior resulting in movement of funds out of bank deposits and into the stock market or other higher-yielding investments;
•Changes in estimates of future reserve requirements based upon relevant regulatory and accounting requirements;
•Changes in information technology that require increased capital spending or that result in new or increased risks;
•Changes in consumer and business spending, borrowing and savings habits;
•Changes in accounting principles, including those governing the manner of estimating our credit risk and calculating our loan loss reserve;
•Further changes to the regulations governing the calculation of the Company’s regulatory capital ratios;
•Increased competitive pressures affecting the ability of the Company to attract, develop and retain employees;
•Increased cybersecurity threats; and
•The effect of and changes in the United States monetary and fiscal policies, including interest rate policies and regulation of the money supply by the FRB.
In addition, statements about the potential effects of the COVID-19 pandemic on the Company's financial position and results of operations may constitute forward-looking statements. Such statements may include, but are not limited to, statements concerning:
•the continuing ability of our employees to work remotely;
•our ability to staff our branches and keep our branches open;
•the continuing strength of our capital and liquidity positions;
•our continued ability to access sources of contingent liquidity;
Union Bankshares, Inc. Page 28

•the continuing strength of the asset quality in our lending portfolios; and
•the potential effectiveness of relief measures and programs for customers affected by COVID-19.
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

OVERVIEW
On March 11, 2020, the WHO declared the outbreak of COVID-19 as a global pandemic, which spread throughout the United States and around the world. The declaration of a global pandemic indicates that almost all public commerce and related business activities must be, to varying degrees, curtailed with the goal of decreasing the rate of new infections. Subsequent to the global declaration, the President of the United States declared a National Health Emergency and the Governors of Vermont and New Hampshire issued emergency orders requiring the temporary closure of businesses deemed non-essential. The outbreak of COVID-19 has adversely impacted a broad range of industries in which the Company’s customers operate and in some cases has impaired their ability to fulfill their financial obligations to the Company and may weaken their demand for our products and services in future periods.
The emergency orders issued by the Governors of Vermont and New Hampshire currently remain in place, however a phased work safe approach was initiated in late April allowing non-essential business to re-open, with state issued guidance regarding capacity limits and social distancing requirements. The re-opening has allowed some business to bring employees back to work, although at limited capacity in many cases. Travel restrictions have lessened and people may travel to and from Vermont to counties in nearby states that have low rates of active cases, although mandated COVID-19 mitigation requirements applicable to the hospitality industry have dampened tourism in both Vermont and New Hampshire.
Union Bankshares, Inc. Page 29

On March 3, 2020, the Federal Open Market Committee (FOMC) reduced the target federal funds rate by 50 basis points to a range of 1.00% to 1.25%. This rate was further reduced to a target range of 0% to 0.25% on March 16, 2020. The most recent meeting of the FOMC, held on July 29, 2020, indicated that this low target range will remain in effect until members of the FOMC are confident the economy has weathered recent events and is on track to achieve its maximum employment and price stability goals, which may not be until 2021 or beyond. Prolonged reductions in interest rates and other effects of the COVID-19 outbreak may adversely affect the Company’s financial condition and results of operations in future periods.
Consolidated net income increased $138 thousand, or 5.5%, to $2.7 million for the second quarter of 2020 compared to $2.5 million for the second quarter of 2019 due to increases in net interest income of $271 thousand and noninterest income of $517 thousand, partially offset by increases in the provision for loan losses of $350 thousand and noninterest expenses of $311 thousand.
Union originated $68.5 million in PPP loans during the second quarter of 2020 to assist customers during the economic disruption caused by COVID-19. Interest income and origination fees from PPP loans was $368 thousand for the three months ended June 30, 2020.

Additionally, sales of qualifying residential loans to the secondary market for the second quarter of 2020 were $55.4 million resulting in gain on sales of $1.2 million, compared to sales of $35.2 million and gain on sales of $683 thousand for the second quarter of 2019. The increased volume of loan sales reflects an increase in residential mortgage financing activity likely due to the drop in interest rates.
Consolidated net income was $4.9 million, or $1.09 per share, compared to $5.2 million, or $1.15 per share, for the six months ended June 30, 2020 and 2019, respectively. The reduction in earnings from the 2019 comparison period was primarily due to increases of $600 thousand in the provision for loan losses and $956 thousand in noninterest expenses, partially offset by increases in net interest income of $412 thousand and noninterest income of $803 thousand.
Net interest income increased $412 thousand, or 2.8%, to $15.3 million for the six months ended June 30, 2020 compared to $14.9 million for the six months ended June 30, 2019. Despite the Federal Reserve initiating a 150 basis point reduction in short term interest rates in March 2020, interest income increased $606 thousand primarily due to higher volumes of loans during the first six months of 2020 compared to the same period in 2019; however, that increase was partially offset by a reduction in earnings from the investment portfolio. Interest expense was $2.8 million for the six months ended June 30, 2020 compared to $2.6 million for the six months ended June 30, 2019, reflecting an increase in interest-bearing liabilities between periods.

The provision for loan losses was $800 thousand for the six months ended June 30, 2020 compared to $200 thousand for the same period in 2019. The increase in the provision resulted from management's adjustment to the economic qualitative factors utilized to estimate the allowance for loan losses due to the economic disruption currently impacting our borrowers. There was no change to the methodology for calculating the allowance for loan losses.
Total noninterest income amounted to $5.5 million for the six months ended June 30, 2020 compared to $4.7 million for the six months ended June 30, 2019, an increase of $803 thousand, or 17.1%. The increase is primarily due to an increase in the gain on sale of residential loans. Sales of qualifying residential loans amounted to $97.8 million for the six months ended June 30, 2020 compared to $56.7 million for the same period in 2019, reflecting both increased volume and more favorable pricing.
Total noninterest expenses were $14.3 million for the six months ended June 30, 2020 compared to $13.3 million for the same period in 2019. Increases of $249 thousand in salaries and wages, $152 thousand in employee benefits, $132 thousand in occupancy expenses, $357 thousand in equipment expenses, and $66 thousand in other expenses occurred for the three and six months ended June 30, 2020 due to planned technology infrastructure spending, discretionary hiring of high value staff to allow continued growth in the franchise, and continued development of newer branch locations.
At June 30, 2020, the Company had total consolidated assets of $917.1 million, including gross loans and loans held for sale (total loans) of $736.2 million, deposits of $819.5 million, borrowed funds of $9.5 million, and stockholders' equity of $75.8 million.
The Company's total capital increased from $71.8 million at December 31, 2019 to $75.8 million at June 30, 2020. This increase primarily reflects net income of $4.9 million for the first six months of 2020 and an increase of $1.7 million in accumulated other comprehensive income, partially offset by regular cash dividends declared of $2.9 million. (See Capital Resources on page 45.)

Union Bankshares, Inc. Page 30

The following unaudited per share information and key ratios depict several measurements of performance or financial condition at or for the three and six months ended June 30, 2020 and 2019, respectively:

	Three Months Ended or At June 30,		Six Months Ended or At June 30,
	2020	2019	2020	2019
Return on average assets (1)	1.11%	1.25%	1.08%	1.29%
Return on average equity (1)	14.38%	15.07%	13.25%	15.57%
Net interest margin (1)(2)	3.55%	4.06%	3.71%	4.06%
Efficiency ratio (3)	65.28%	67.43%	67.92%	67.23%
Net interest spread (4)	3.38%	3.88%	3.53%	3.89%
Loan to deposit ratio	89.84%	94.13%	89.84%	94.13%
Net loan charge-offs to average loans not held for sale (1)	—%	0.03%	0.01%	0.08%
Allowance for loan losses to loans not held for sale	0.99%	0.94%	0.99%	0.94%
Nonperforming assets to total assets (5)	0.35%	0.20%	0.35%	0.20%
Equity to assets	8.26%	8.88%	8.26%	8.88%
Total capital to risk weighted assets	13.44%	13.06%	13.44%	13.06%
Book value per share	$16.93	$15.38	$16.93	$15.38
Earnings per share	$0.60	$0.56	$1.09	$1.15
Dividends paid per share	$0.32	$0.31	$0.64	$0.62
Dividend payout ratio (6)	53.33%	55.36%	58.72%	53.91%
__________________
(1)Annualized.
(2)The ratio of tax equivalent net interest income to average earning assets. See pages 33 and 34 for more information.
(3)The ratio of noninterest expense to tax equivalent net interest income and noninterest income, excluding securities gains (losses).
(4)The difference between the average yield on earning assets and the average rate paid on  interest bearing liabilities. See pages 33 and 34 for more information.
(5)Nonperforming assets are loans or investment securities that are in nonaccrual or 90 or more days past due as well as OREO or OAO.
(6)Cash dividends declared and paid per share divided by consolidated net income per share.

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
The average yield on average earning assets was 4.16% for the three months ended June 30, 2020 compared to 4.79% for the three months ended June 30, 2019, a decrease of 63 bps despite an increase in average earning assets of $139.1 million. Interest income on investment securities decreased $75 thousand between the three month comparison periods due to a decrease of 52 bps in the average yield even though an increase in average balances of $5.4 million occurred between the comparison periods. Interest income on loans increased $365 thousand between comparison periods due to an increase in the average volume of loans outstanding of $96.9 million despite a decrease in the average yield of 46 bps. The current interest rate environment and competition for quality loans continues to put downward pressure on loan yields. The decrease in the average yield for the three month comparison period is also due to the lower yield on the PPP loans originated during the second quarter of 2020. The average balance of PPP loans for the three months ended June 30, 2020 was $53.6 million with an average yield of 2.76%.
Interest expense for the second quarter of 2020 decreased $36 thousand compared to the second quarter of 2019. The decrease was attributable to lower rates paid in most interest bearing liability categories despite the increase in average balances of $91.9 million. The increase in average balances was attributable to proceeds from PPP loans deposited into customer accounts at Union, customer's receipt of government stimulus payments, and the general lack of spending by customers due to the economic disruption caused by COVID-19. The average rate paid on interest bearing liabilities decreased 13 bps, to 0.78% for
Union Bankshares, Inc. Page 31

the second quarter of 2020 compared to 0.91% for the second quarter of 2019. The average rate paid on time deposits decreased 25 bps for the second quarter of 2020 compared to the same period in 2019, which reflects the renewal of higher rate CD specials offered in 2019 into lower rate paying instruments in 2020. The reduction in short term interest rates initiated by the FRB late in 2019 and further reduction in March 2020 has provided relief in wholesale funding costs, with a reduction in the average rate paid of 125 bps, resulting in a decrease of $112 thousand in interest expense for borrowed funds during the three months ended June 30, 2020 compared to the three months ended June 30, 2019 despite an increase of $7.7 million in the average balance.
The Company’s tax-equivalent net interest income increased $271 thousand, or 3.6%, to $7.8 million for the three months ended June 30, 2020 from $7.5 million for the three months ended June 30, 2019. The net interest spread decreased 50 bps to 3.38% for the second quarter of 2020, from 3.88% for the same period last year, reflecting the net effect of the 13 bps increase in the average rate paid on interest bearing liabilities and the 63 bps decrease in the average yield earned on interest earning assets between periods. The net interest margin decreased 51 bps during the second quarter of 2020 compared to the same period last year as a result of the changes discussed above.
Net interest income was $15.3 million, on a fully tax equivalent basis for the six months ended June 30, 2020 compared to $14.9 million for the six months ended June 30, 2019, an increase of $412 thousand, or 2.77%. The average volume of earning assets increased $92.3 million and the average yield on earning assets decreased 39 bps to 4.38% compared to 4.77% for the comparison period. Average loans increased $65.5 million, or 10.12%, to $713.2 million for the six months ended June 30, 2020. Despite a decrease in average yield, interest income on loans increased $754 thousand between periods, due primarily to the increase in the average loan volume., As discussed above, the current interest rate environment and competition for quality loans continues to put downward pressure on loan yields;. this coupled with the origination of low yielding PPP loans during the second quarter of 2020 contributed to the decline in the average yield on loans for the six months ended June 30, 2020 compared the six months ended June 30, 2019. The average balance of PPP loans for the six months ended June 30, 2020 was $26.8 million with an average yield of 2.76%.
The average cost of funds, which is tied primarily to customer deposit accounts, decreased three bps to 0.85% for the six months ended June 30, 2020 compared to 0.88% for the six months ended June 30, 2019. Interest expense increased $194 thousand, to $2.8 million for the six months ended June 30, 2020 compared to $2.6 million for the six months ended June 30, 2019. The increase in interest expense was primarily due to a $65.1 million increase in the average volume of interest bearing liabilities. Management expects further reduction in the average cost of funds in future periods due to lowering interest rates on time deposit and savings account products, and has no plans at this time to offer any time deposit specials.

Union Bankshares, Inc. Page 32

The following tables show for the periods indicated the total amount of income recorded from average interest earning assets, the related average tax equivalent yields, the interest expense associated with average interest bearing liabilities, the related average rates paid, and the resulting tax equivalent net interest spread and margin.

	Three Months Ended June 30,
	2020			2019
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Average Assets:
Federal funds sold and overnight deposits	$50,073	$11	0.09%	$13,558	$50	1.44%
Interest bearing deposits in banks	7,939	40	2.01%	8,155	52	2.55%
Investment securities (1), (2)	84,880	497	2.48%	79,515	572	3.00%
Loans, net (1), (3)	748,735	8,565	4.65%	651,786	8,200	5.11%
Nonmarketable equity securities	2,742	26	3.77%	2,284	30	5.35%
Total interest earning assets (1)	894,369	9,139	4.16%	755,298	8,904	4.79%
Cash and due from banks	5,530			4,572
Premises and equipment	20,477			19,734
Other assets	37,676			26,672
Total assets	$958,052			$806,276
Average Liabilities and Stockholders' Equity:
Interest bearing checking accounts	$192,436	203	0.43%	$155,815	85	0.22%
Savings/money market accounts	314,819	560	0.71%	266,788	509	0.77%
Time deposits	146,272	489	1.34%	146,716	582	1.59%
Borrowed funds and other liabilities	44,561	109	0.96%	36,883	221	2.21%
Total interest bearing liabilities	698,088	1,361	0.78%	606,202	1,397	0.91%
Noninterest bearing deposits	174,785			125,343
Other liabilities	10,990			7,594
Total liabilities	883,863			739,139
Stockholders' equity	74,189			67,137
Total liabilities and stockholders’ equity	$958,052			$806,276
Net interest income		$7,778			$7,507
Net interest spread (1)			3.38%			3.88%
Net interest margin (1)			3.55%			4.06%
Union Bankshares, Inc. Page 33

	Six Months Ended June 30,
	2020			2019
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Average Assets:
Federal funds sold and overnight deposits	$34,148	$64	0.37%	$13,930	$111	1.58%
Interest bearing deposits in banks	7,240	81	2.24%	8,599	107	2.50%
Investment securities (1), (2)	85,596	1,041	2.57%	77,958	1,104	2.96%
Loans, net (1), (3)	713,218	16,856	4.81%	647,673	16,102	5.08%
Nonmarketable equity securities	2,447	60	4.94%	2,190	72	6.67%
Total interest earning assets (1)	842,649	18,102	4.38%	750,350	17,496	4.77%
Cash and due from banks	5,359			4,507
Premises and equipment	20,651			18,281
Other assets	35,130			25,702
Total assets	$903,789			$798,840
Average Liabilities and Stockholders' Equity:
Interest bearing checking accounts	$180,975	373	0.42%	$153,963	160	0.21%
Savings/money market accounts	299,195	1,176	0.79%	276,822	1,080	0.79%
Time deposits	146,334	1,012	1.39%	136,105	1,001	1.48%
Borrowed funds and other liabilities	38,910	257	1.30%	33,424	383	2.28%
Total interest bearing liabilities	665,414	2,818	0.85%	600,314	2,624	0.88%
Noninterest bearing deposits	155,113			125,224
Other liabilities	9,847			7,152
Total liabilities	830,374			732,690
Stockholders' equity	73,415			66,150
Total liabilities and stockholders’ equity	$903,789			$798,840
Net interest income		$15,284			$14,872
Net interest spread (1)			3.53%			3.89%
Net interest margin (1)			3.71%			4.06%
__________________
(1)Average yields reported on a tax equivalent basis using a marginal federal corporate income tax rate of 21%.
(2)Average balances of investment securities are calculated on the amortized cost basis and include nonaccrual securities, if applicable.
(3)Includes loans held for sale as well as nonaccrual loans, unamortized costs and unamortized premiums and is net of the allowance for loan losses.

Union Bankshares, Inc. Page 34

Tax exempt interest income amounted to $669 thousand and $597 thousand for the three months ended June 30, 2020 and 2019, respectively and $1.3 million and $1.2 million for the 2020 and 2019 six month comparison periods, respectively. The following table presents the effect of tax exempt income on the calculation of net interest income, using a marginal federal corporate income tax rate of 21% for the 2020 and 2019 three and six month comparison periods:

	For the Three Months Ended June 30,		For The Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Net interest income, as presented	$7,778	$7,507	$15,284	$14,872
Effect of tax-exempt interest
Investment securities	30	23	60	51
Loans	97	102	191	201
Net interest income, tax equivalent	$7,905	$7,632	$15,535	$15,124

Rate/Volume Analysis. The following table describes the extent to which changes in average interest rates earned and paid (on a fully tax-equivalent basis) and changes in volume of average interest earning assets and interest bearing liabilities have affected the Company's interest income and interest expense during the periods indicated. For each category of interest earning assets and interest bearing liabilities, information is provided on changes attributable to:
•changes in volume (change in volume multiplied by prior rate);
•changes in rate (change in rate multiplied by prior volume); and
•total change in rate and volume.
Changes attributable to both rate and volume have been allocated proportionately to the change due to volume and the change due to rate.

	Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019 Increase/(Decrease) Due to Change In			Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019 Increase/(Decrease) Due to Change In
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in thousands)
Interest earning assets:
Federal funds sold and overnight deposits	$41	$(80)	$(39)	$81	$(128)	$(47)
Interest bearing deposits in banks	(1)	(11)	(12)	(16)	(10)	(26)
Investment securities	36	(111)	(75)	104	(167)	(63)
Loans, net	1,155	(790)	365	1,624	(870)	754
Nonmarketable equity securities	5	(9)	(4)	8	(20)	(12)
Total interest earning assets	$1,236	$(1,001)	$235	$1,801	$(1,195)	$606
Interest bearing liabilities:
Interest bearing checking accounts	$24	$94	$118	$32	$181	$213
Savings/money market accounts	87	(36)	51	90	6	96
Time deposits	(2)	(91)	(93)	74	(63)	11
Borrowed funds	29	(141)	(112)	56	(182)	(126)
Total interest bearing liabilities	$138	$(174)	$(36)	$252	$(58)	$194
Net change in net interest income	$1,098	$(827)	$271	$1,549	$(1,137)	$412

Provision for Loan Losses. A provision for loan losses of $500 thousand and $800 thousand was recorded for the three and six months ended June 30, 2020, respectively, compared to $150 thousand and $200 thousand for the three and six months ended June 30, 2019, respectively. The increases in the provision for the three and six month periods resulted from management's adjustment to the economic qualitative factors utilized to estimate the allowance for loan losses due to the economic disruption related to the COVID-19 pandemic impacting Union's borrowers. The provision for loan losses for the first six months of 2020 was deemed appropriate by management based on the size and mix of the loan portfolio, the level of nonperforming loans, the
Union Bankshares, Inc. Page 35

results of the qualitative factor review and prevailing economic conditions. For further details, see FINANCIAL CONDITION- Allowance for Loan Losses and Asset Quality below.

Noninterest Income. The following table sets forth the components of noninterest income and changes between the three and six month comparison periods of 2020 and 2019:

	For The Three Months Ended June 30,				For The Six Months Ended June 30,
	2020	2019	$ Variance	% Variance	2020	2019	$ Variance	% Variance
	(Dollars in thousands)
Trust income	$178	$183	$(5)	(2.7)	$351	$351	$—	—
Service fees	1,284	1,504	(220)	(14.6)	2,781	2,930	(149)	(5.1)
Net gains on sales of loans held for sale	1,227	683	544	79.6	2,039	1,057	982	92.9
Income from Company-owned life insurance	78	55	23	41.8	159	111	48	43.2
Income from mortgage servicing rights, net	40	(1)	41	(4,100.0)	79	(53)	132	(53.1)
Other income	19	24	(5)	(20.8)	48	218	(170)	(78.0)
Net gain on other investments	162	19	143	752.6	38	81	(43)	(53.1)
Net gains on sales of investment securities AFS	—	4	(4)	100.0	11	8	3	37.5
Total noninterest income	$2,988	$2,471	$517	20.9	$5,506	$4,703	$803	17.1
The significant changes in noninterest income for the three and six months ended June 30, 2020 compared to the same periods of 2019 are described below:
•Service fees. The Company's service fee income has been reduced as customers have managed account balances due to receipt of government stimulus money and general lack of spending opportunities due to the economic disruption caused by COVID-19. Service fees decreased $220 thousand for the three months ended June 30, 2020, compared to the same period of 2019 due to decreases of $138 thousand in overdraft fee income, $14 thousand in service charge fees and $70 thousand in other fee income. Service fees decreased $149 thousand for the six months ended June 30, 2020 primarily due to a reduction in service charge and overdraft fee income on customer accounts of $130 thousand and a decrease of $57 thousand in other fee income partially offset by an increase in loan service fee income of $34 thousand.
•Net gains on sales of loans held for sale. Continuing the Company's strategy to mitigate long-term interest rate risk, residential loans totaling $55.4 million and $97.9 million were sold during the three and six months ended June 30, 2020, respectively, versus sales of $35.2 million and $56.7 million during the same periods in 2019, respectively. The increase in net gains on sales of real estate loans is reflective of increases in volumes of loans sold and higher premiums obtained on those sales during the first six months of 2020 compared to same period of 2019.
•Income from Company-owned life insurance. The Company purchased $3.0 million of company owned life insurance covering select officers of Union during the third quarter of 2019, resulting in increased income for the three and six months ended June 30, 2020.
•Income from mortgage serving rights. Income from mortgage servicing rights derives from servicing rights acquired through the sale of loans where servicing is retained. Capitalized servicing rights are initially recorded at fair value and amortized in proportion to, and over the period of, the future estimate of servicing the underlying mortgages. The increase in the volume of sales of residential loans as discussed above has resulted in increased income from mortgage servicing rights for the three and six months ended June 30, 2020 compared to the same periods in 2019.
•Other income. Other income for the six months ended June 30, 2019 included $131 thousand in prepayment penalties from the early payoff of commercial loans and $50 thousand related to oil and gas income, which were not repeated in the first quarter of 2020.
•Net gain on other investments. Participants in the 2006 Executive Nonqualified Excess Plan elect to defer receipt of current compensation from the Company or its subsidiary and select designated reference investments consisting of investment funds. The performance of those funds, over which the Company has no control, resulted in net gains of $38 thousand for the six month period ended June 30, 2020 compared to net gains of $81 thousand for the same period in 2019. Net losses on the underlying assets of $121 thousand were recognized for the three months ended March 31, 2020 due to stock market
Union Bankshares, Inc. Page 36

performance that rebounded during the second quarter of 2020 resulting in net gains of $162 thousand for the three months ended June 30, 2020 compared to net gains of $19 thousand for the same period last year.

Noninterest Expense. The following table sets forth the components of noninterest expense and changes between the three and six month comparison periods ended June 30, 2020 and 2019:

	For The Three Months Ended June 30,				For The Six Months Ended June 30,
	2020	2019	$ Variance	% Variance	2020	2019	$ Variance	% Variance
	(Dollars in thousands)
Salaries and wages	$2,829	$2,903	$(74)	(2.5)	$5,950	$5,701	$249	4.4
Employee benefits	1,231	1,062	169	15.9	2,213	2,061	152	7.4
Occupancy expense, net	477	421	56	13.3	991	859	132	15.4
Equipment expense	756	574	182	31.7	1,496	1,139	357	31.3
Legal and professional fees	196	207	(11)	(5.3)	424	446	(22)	(4.9)
FDIC insurance assessment	96	112	(16)	(14.3)	207	228	(21)	(9.2)
Other loan related expenses	81	67	14	20.9	146	115	31	27.0
Vermont franchise tax	182	167	15	9.0	359	331	28	8.5
Advertising and public relations	134	128	6	4.7	252	218	34	15.6
Electronic banking expenses	84	74	10	13.5	162	141	21	14.9
Printing and supplies	79	101	(22)	(21.8)	164	190	(26)	(13.7)
Travel and entertainment	25	46	(21)	(45.7)	50	68	(18)	(26.5)
Other expenses	941	938	3	0.3	1,869	1,830	39	2.1
Total noninterest expense	$7,111	$6,800	$311	4.6	$14,283	$13,327	$956	7.2
The significant changes in noninterest expense for the three and six months ended June 30, 2020 compared to the same periods in 2019 are described below:
•Salaries and wages. Salaries and wages are recorded net of deferred loan originations costs of $388 thousand and $397 thousand for the three and six months ended June 30, 2020, respectively. Deferred loan origination costs are recorded as a reduction in salaries expense at the time of loan origination. The origination of PPP loans during the second quarter of 2020 resulted in an increase of these deferred costs of $334 thousand for the three and six months ended June 30, 2020. The reduction in salaries and wages related to deferred loan origination costs was offset by an increase in gross wages of $313 thousand and $646 thousand for the three and six months ended June 30, 2020, respectively due to increases in commissions earned by mortgage loan originators, annual salary adjustments, and an increase in accrual amounts for the annual incentive plan payments.
•Employee benefits. Employee benefit expense increased $169 thousand for the three months ended June 30, 2020 compared to the same period in 2019 due to a $150 thousand net increase in employee benefit expenses related to the valuation adjustment of the underlying assets supporting the 2006 Non-Qualified Excess Plan and increases in payroll taxes and 401k plan contributions of $46 thousand, partially offset by a reduction in the Company's cost for group health insurance of $26 thousand. Employee benefits increased $152 thousand for the the six months ended June 30, 2020 due to increases of $65 thousand in payroll taxes, $88 thousand in 401k plan contributions and $34 thousand in the cost of group health insurance, partially offset by a $35 thousand net decrease in employee benefit expenses related to the 2006 Non-Qualified Excess Plan.
•Occupancy expense, net. In May 2020, the Company moved forward with the planned closure of two full service branches. These closures were not a result of COVID-19. One of the branch closures was a leased property with respect to which a loss on the disposal of leasehold improvements of $34 thousand was recorded for the three and six months ended June 30, 2020. Also, increases in property taxes of $31 thousand and $61 thousand for the three and six months ended June 30, 2020, respectively, were incurred for the two new full service branches opened in 2019.
•Equipment expense. Equipment expenses increased during the comparison periods due to increases of $115 thousand and $239 thousand in depreciation expense, $29 thousand and $73 thousand in software license and maintenance costs, and $35 thousand and $56 thousand in equipment rent and service contracts for the three and six months ended June 30, 2020, respectively, compared to the same periods last year.
Union Bankshares, Inc. Page 37

•Legal and professional fees. During 2019, additional consultants were engaged for assistance with internal audits, employment searches, and other advisory services that have not been necessary in 2020.
•FDIC insurance assessment. The deposit insurance assessment rate for the Company decreased for the three and six months ended June 30, 2020 compared to the 2019 comparison periods, resulting in lower expense despite higher net average assets.
•Other loan related expenses. Other loan related expenses consist of other costs incurred for originating and servicing loans such as insurance and property tax tracking expenses, credit report fees, and other real estate closing costs. These expenses for the three and six months ended June 30, 2020 have increased compared to the same periods in 2019 due to the increase in loan volumes throughout the Company's market areas.
•Vermont franchise tax. The Vermont franchise tax is determined based on a quarterly tax rate applied to the Company's average balance of Vermont customer deposit balances. The tax rate has remained unchanged for the comparison periods, however the average balances in Vermont deposit accounts increased for the three and six months ended June 30, 2020 resulting in an increase in expense.
•Advertising and public relations. Advertising and public relations costs increased for the three and six months ended June 30, 2020 due to the creation of new media campaigns which include a new brand anthem. Also, advertising costs increased during the comparison periods due to the branch expansion initiatives in Chittenden County, Vermont.
•Electronic banking expense. Electronic banking expenses increased $10 thousand and $21 thousand for the three and six months ended June 30, 2020, respectively, compared to the same periods in 2019 due to changes in services with ATM and debit card service providers.
•Printing and supplies. Printing and supplies expense decreased for the comparison periods primarily due to the economic disruption caused by COVID-19. Branch lobbies were closed to customers for approximately two months and several employees were working remotely resulting in less demand for operational supplies.
•Travel and entertainment. Travel and entertainment expenses decreased for the three and six months ended June 30, 2020 compared to the same periods in 2019 primarily due to the economic disruption caused by COVID-19. The Company suspended business travel and intercompany travel between locations for the majority of the second quarter of 2020.
Provision for Income Taxes. The Company has provided for current and deferred federal income taxes for the three and six months ended June 30, 2020 and 2019. The Company's net provision for income taxes was $487 thousand and $843 thousand for the three and six months ended June 30, 2020, respectively, compared to $498 thousand and $897 thousand for the same periods in 2019, respectively. The Company's effective federal corporate income tax rate was 14.9% and 14.4% for the three and six months ended June 30, 2020, respectively, compared to 15.8% and 14.4% for the same periods in 2019, respectively.
Amortization expense related to limited partnership investments is included as a component of tax expense and amounted to $188 thousand and $376 thousand for the three and six months ended June 30, 2020, respectively, and $161 thousand and $323 thousand for the same periods in 2019, respectively. These investments provide tax benefits, including tax credits. Low income housing tax credits with respect to limited partnership investments are also included as a component of income tax expense and amounted to $195 thousand and $390 thousand for the three and six months ended June 30, 2020, respectively, and $167 thousand and $334 thousand for the three and six months ended June 30, 2019, respectively.

FINANCIAL CONDITION
At June 30, 2020, the Company had total consolidated assets of $917.1 million, including gross loans and loans held for sale (total loans) of $736.2 million, deposits of $819.5 million, borrowed funds of $9.5 million and stockholders' equity of $75.8 million. The Company’s total assets at June 30, 2020 increased $44.2 million, or 5.1%, from $872.9 million at December 31, 2019, and increased $143.2 million, or 18.5%, compared to June 30, 2019.

Net loans and loans held for sale increased $55.9 million, or 8.3%, to $728.5 million, or 79.4% of total assets at June 30, 2020, compared to $672.6 million, or 77.1% of total assets at December 31, 2019. (See Loans Held for Sale and Loan Portfolio below.)

Total deposits increased $75.5 million, or 10.1%, to $819.5 million at June 30, 2020, from $744.0 million at December 31, 2019. There were increases in noninterest bearing deposits of $52.3 million, or 38.3%, and interest bearing deposits of $25.6 million, or 5.6%, which were partially offset by a decrease in time deposits of $2.4 million, or 1.6%. (See average balances and rates in the Yields Earned and Rates Paid table on pages 33 and 34.)

Total borrowed funds decreased $37.7 million, or 79.9%, from $47.2 million at December 31, 2019 to $9.5 million at June 30, 2020. (See Borrowings on page 44.)
Union Bankshares, Inc. Page 38

Total stockholders’ equity increased $3.9 million to $75.8 million at June 30, 2020 from $71.8 million at December 31, 2019. (See Capital Resources on page 45.)

Loans Held for Sale and Loan Portfolio. Total loans (including loans held for sale) increased $58.5 million, or 8.6%, to $736.2 million, representing 80.3% of assets at June 30, 2020, from $677.7 million, representing 77.6% of assets at December 31, 2019. The total loan portfolio at June 30, 2020 increased $121.7 million compared to the June 30, 2019 level of $614.5 million, representing 79.4% of assets. The Company’s loans consist primarily of adjustable-rate and fixed-rate mortgage loans secured by one-to-four family, multi-family residential or commercial real estate. Real estate secured loans represented $586.3 million, or 79.6% of total loans at June 30, 2020 and $559.1 million, or 82.5% of total loans at December 31, 2019. The Company originated 668 PPP loans totaling $68.5 million classified as commercial loans as of June 30, 2020. Changes in the composition of the Company's loan portfolio from December 31, 2019 (see table below) resulted from the increase in the commercial portfolio related to PPP loan originations, the increase in the volume of residential loans originated for sale to the secondary market, the decrease in the outstanding balance of construction loans and the decrease in the municipal portfolio reflecting the one day seasonal fluctuations from municipalities and school districts paying down their short term loans as of their June 30 fiscal year end. There was no material change in the Company’s lending programs or terms during the six months ended June 30, 2020.

The composition of the Company's loan portfolio as of June 30, 2020 and December 31, 2019 was as follows:

	June 30, 2020		December 31, 2019
Loan Class	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential real estate	$181,957	24.7	$192,125	28.4
Construction real estate	46,708	6.3	69,617	10.3
Commercial real estate	314,048	42.7	289,883	42.8
Commercial	115,464	15.7	47,699	7.0
Consumer	3,188	0.4	3,562	0.5
Municipal	31,293	4.3	67,358	9.9
Loans held for sale	43,550	5.9	7,442	1.1
Total loans	736,208	100.0	677,686	100.0
Allowance for loan losses	(6,888)		(6,122)
Unamortized net loan (fees) costs	(821)		1,043
Net loans and loans held for sale	$728,499		$672,607
The Company originates and sells qualified residential mortgage loans in various secondary market avenues, with a majority of sales made to the FHLMC/Freddie Mac, generally with servicing rights retained. At June 30, 2020, the Company serviced a $779.7 million residential real estate mortgage portfolio, of which $43.6 million was held for sale and approximately $554.2 million was serviced for unaffiliated third parties.
During the first six months of 2020, the Company sold $97.8 million of qualified residential real estate loans to the secondary market to mitigate long-term interest rate risk and to generate fee income, compared to sales of $56.7 million during the first six months of 2019. Residential mortgage loan origination activity was strong during the second quarter of 2020, reflecting the low interest rate environment resulting from the FOMC target rate reductions in March in response to the COVID-19 emergency. The Company originates and sells FHA, VA, and RD residential mortgage loans, and also has an Unconditional Direct Endorsement Approval from HUD which allows the Company to approve FHA loans originated in any of its Vermont or New Hampshire locations without needing prior HUD underwriting approval. The Company sells FHA, VA and RD loans as originated with servicing released. Some of the government backed loans qualify for zero down payments without geographic or income restrictions. These loan products increase the Company's ability to serve the borrowing needs of residents in the communities served, including low and moderate income borrowers, while the government guaranty mitigates the Company's exposure to credit risk.
The Company also originates commercial real estate and commercial loans under various SBA, USDA and State sponsored programs which provide a government agency guaranty for a portion of the loan amount. There was $72.8 million guaranteed under these various programs at June 30, 2020 on an aggregate balance of $74.1 million in subject loans. This includes the $68.5 million of PPP loans that are guaranteed 100% by SBA. The Company occasionally sells the guaranteed portion of a loan to other financial institutions and retains servicing rights, which generates fee income. There were $131 thousand in commercial
Union Bankshares, Inc. Page 39

loans sold in the first six months of 2020 and no commercial loans sold in the first six months of 2019. The Company recognizes gains and losses on the sale of the principal portion of these loans as they occur.
The Company serviced $23.9 million of commercial and commercial real estate loans for unaffiliated third parties as of June 30, 2020. This included $22.0 million of commercial or commercial real estate loans the Company had participated out to other financial institutions. These loans were participated in the ordinary course of business on a nonrecourse basis, for liquidity or credit concentration management purposes.
The Company capitalizes MSRs for all loans sold with servicing retained. The unamortized balance of MSRs on loans sold with servicing retained was $1.8 million at June 30, 2020, with an estimated market value in excess of the carrying value as of such date. Management periodically evaluates and measures the servicing assets for impairment.
Qualifying residential first mortgage loans and certain commercial real estate loans with a carrying value of $230.4 million were pledged as collateral for borrowings from the FHLB under a blanket lien at June 30, 2020.

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
As a result of the current economic environment caused by the COVID-19 pandemic, numerous industries and individuals have and will continue to experience adverse impacts which may affect our borrowers’ ability to make their loan payments on a timely basis. The Company’s management is focused on the impact that the COVID-19 economic disruption may have on its borrowers and closely monitors industry and geographic concentrations, specifically the impact on the region's tourist and restaurant industries. As a result of the economic disruption including government mandated business shutdowns and curtailed re-openings, the nationwide unemployment rate was reported at 11.1% for June 2020 compared to 3.7% for June 2019. The Vermont unemployment rate was reported at 9.4% for June 2020 compared to 2.1% for June 2019 and the New Hampshire unemployment rate was 11.8% for June 2020 compared to 2.5% for June 2019. Management will continue to monitor the national, regional and local economic environment in relation to the COVID-19 crisis and its impact on unemployment, business outlook and real estate values in the Company’s market area.
Repossessed assets, nonaccrual loans, and loans or investments that are 90 days or more past due are considered to be nonperforming assets. The following table shows the composition of nonperforming assets at the dates indicated and trends in certain ratios monitored by the Company's management in reviewing asset quality:

	June 30, 2020	December 31, 2019	June 30, 2019
	(Dollars in thousands)
Nonaccrual loans	$2,357	$2,323	$834
Accruing loans 90+ days delinquent	861	1,179	737
Total nonperforming assets (1)	$3,218	$3,502	$1,571
ALL to loans not held for sale	0.99%	0.91%	0.94%
ALL to nonperforming loans	214.05%	174.81%	361.30%
Nonperforming loans to total loans	0.44%	0.52%	0.26%
Nonperforming assets to total assets	0.35%	0.40%	0.20%
Delinquent loans (30 days to nonaccruing) to total loans	0.77%	1.35%	0.66%
Net charge-offs (annualized) to average loans not held for sale	0.01%	0.06%	0.08%
____________________
(1)The Company had guarantees of U.S. or state government agencies on certain of the above nonperforming loans totaling $181 thousand at June 30, 2020, $286 thousand at December 31, 2019, and $200 thousand at June 30, 2019.

The level of nonaccrual loans increased $34 thousand, or 1.5%, since December 31, 2019, and accruing loans delinquent 90 days or more decreased $318 thousand, or 27.0%, during the same time period. There was one residential real estate loan totaling $50 thousand in process of foreclosure at June 30, 2020. In April 2020, the State of Vermont issued a temporary moratorium on foreclosure actions until the end of the COVID-19 emergency period. The aggregate interest income not recognized on nonaccrual loans approximated $331 thousand as of June 30, 2020 and $271 thousand as of December 31, 2019.
Union Bankshares, Inc. Page 40

The Company had loans rated substandard that were on performing status totaling $1.8 million at June 30, 2020 compared to $1.7 million at December 31, 2019. In management's view, substandard loans represent a higher degree of risk of becoming nonperforming loans in the future.
On occasion, the Company acquires residential or commercial real estate properties through or in lieu of loan foreclosure. These properties are held for sale and are initially recorded as OREO at fair value less estimated selling costs at the date of the Company’s acquisition of the property, with fair value based on an appraisal for more significant properties and on a broker’s price opinion for less significant properties. Holding costs and declines in the fair value of properties acquired are expensed as incurred. Declines in the fair value after acquisition of the property result in charges against income before tax. The Company evaluates each OREO property at least quarterly for changes in the fair value. The Company had no properties classified as OREO at June 30, 2020, June 30, 2019 or December 31, 2019.
Allowance for Loan Losses. Some of the Company’s loan customers ultimately do not make all of their contractually scheduled payments, requiring the Company to charge off a portion or all of the remaining principal balance due. The Company maintains an ALL to absorb such losses. The ALL is maintained at a level believed by management to be appropriate to absorb probable credit losses inherent in the loan portfolio as of the evaluation date; however, actual loan losses may vary from current estimates. The Company's policy and methodologies for establishing the ALL, described in the Company's 2019 Annual Report did not change during the first six months of 2020.
Due to the economic disruption currently impacting our borrowers, the economic qualitative reserve factor assigned to each loan portfolio in the ALL estimate was increased 15 bps during the first six months of 2020 to incorporate the current economic implications and rising unemployment resulting from the COVID-19 pandemic.
Impaired loans, including $3.2 million of TDR loans, were $5.5 million at June 30, 2020, with government guaranties of $553 thousand and a specific reserve amount allocated of $130 thousand. Impaired loans, including $2.9 million of TDR loans, were $5.2 million at December 31, 2019, with government guaranties of $587 thousand and a specific reserve amount allocated of $196 thousand. Based on management's evaluation of the Company's historical loss experience on substandard commercial loans, commercial loan relationships with aggregate balances greater than $500 thousand are evaluated individually for impairment, with a specific reserve allocated when warranted. Commercial loans with balances under this threshold are collectively evaluated for impairment as a homogeneous pool of loans, unless such loans are subject to a restructuring agreement or have been identified as impaired as part of a larger customer relationship. The specific reserve amount allocated to individually identified impaired loans decreased $66 thousand as a result of the June 30, 2020 impairment evaluation.
The following table reflects activity in the ALL for the three and six months ended June 30, 2020 and 2019:

	For the Three Months Ended June 30,		For The Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Balance at beginning of period	$6,391	$5,572	$6,122	$5,739
Charge-offs	(3)	(52)	(57)	(273)
Recoveries	—	6	23	10
Net charge-offs	(3)	(46)	(34)	(263)
Provision for loan losses	500	150	800	200
Balance at end of period	$6,888	$5,676	$6,888	$5,676
Union Bankshares, Inc. Page 41

The following table (net of loans held for sale) shows the internal breakdown by risk component of the Company's ALL and the percentage of loans in each category to total loans in the respective portfolios at the dates indicated:

	June 30, 2020		December 31, 2019
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential real estate	$1,590	26.3	$1,392	28.7
Construction real estate	594	6.7	774	10.4
Commercial real estate	3,832	45.3	3,178	43.3
Commercial	491	16.7	394	7.1
Consumer	23	0.5	23	0.5
Municipal	79	4.5	76	10.0
Unallocated	279	—	285	—
Total	$6,888	100.0	$6,122	100.0

Notwithstanding the categories shown in the table above or any specific allocation under the Company's ALL methodology, all funds in the ALL are available to absorb loan losses in the portfolio, regardless of loan category or specific allocation.
Management believes, in its best estimate, that the ALL at June 30, 2020 is appropriate to cover probable credit losses inherent in the Company’s loan portfolio as of such date. However, there can be no assurance that the Company will not sustain losses in future periods which could be greater than the size of the ALL at June 30, 2020. In addition, our banking regulators, as an integral part of their examination process, periodically review our ALL. Such agencies may require us to recognize adjustments to the ALL based on their judgments about information available to them at the time of their examination. A large adjustment to the ALL for losses in future periods could require increased provisions to replenish the ALL, which could negatively affect earnings.
Investment Activities. During the first six months of 2020, investment securities classified as AFS decreased $2.0 million to $85.4 million, comprising 9.3% of total assets, compared to $87.4 million, or 10.0% of total assets at December 31, 2019. Net unrealized gains for the Company’s AFS investment securities portfolio were $3.4 million as of June 30, 2020, compared to net unrealized gains of $1.2 million as of December 31, 2019. The Company’s accumulated OCI component of stockholders’ equity at June 30, 2020 reflected cumulative net unrealized gains on investment securities of $2.7 million. There were no securities classified as HTM at June 30, 2020 or December 31, 2019. No declines in value were deemed by management to be OTT at June 30, 2020. Deterioration in credit quality and/or imbalances in liquidity that may exist in the financial marketplace might adversely affect the fair values of the Company’s investment portfolio and the amount of gains or losses ultimately realized on the sale of such securities, and may also increase the potential that certain resulting unrealized losses will be designated as OTT in future periods, resulting in write-downs and charges to earnings. There were no investment securities pledged as of June 30, 2020 or December 31, 2019.

Union Bankshares, Inc. Page 42

Deposits. The following table shows information concerning the Company's average deposits by account type and weighted average nominal rates at which interest was paid on such deposits for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30, 2020			Six Months Ended June 30, 2019
	Average Amount	Percent of Total Deposits	Average Rate	Average Amount	Percent of Total Deposits	Average Rate
	(Dollars in thousands)
Nontime deposits:
Noninterest bearing deposits	$155,113	19.8	—	$125,224	18.1	—
Interest bearing checking accounts	180,975	23.2	0.42%	153,963	22.2	0.21%
Money market accounts	185,970	23.8	1.19%	171,576	24.8	1.18%
Savings accounts	113,225	14.5	0.14%	105,246	15.2	0.15%
Total nontime deposits	635,283	81.3	0.49%	556,009	80.3	0.45%
Time deposits:
Less than $100,000	75,080	9.6	1.23%	73,463	10.6	1.27%
$100,000 and over	71,254	9.1	1.56%	62,642	9.1	1.73%
Total time deposits	146,334	18.7	1.39%	136,105	19.7	1.48%
Total deposits	$781,617	100.0	0.66%	$692,114	100.0	0.65%
During the first six months of 2020, average total deposits grew $89.5 million, or 12.9%, compared to the six months ended June 30, 2019, with growth in all categories. The increase in average balances was attributable to proceeds from PPP loans deposited into customer accounts at Union, customer's receipt of government stimulus payments, and the general lack of spending by customers due to the economic disruption caused by COVID-19.
The Company participates in CDARS, which permits the Company to offer full deposit insurance coverage to its customers by exchanging deposit balances with other CDARS participants. CDARS also provides the Company with an additional source of funding and liquidity through the purchase of deposits. There were no purchased CDARs deposits as of June 30, 2020 or December 31, 2019. There were $13.4 million of time deposits of $250,000 or less on the balance sheet at June 30, 2020 and $12.0 million at December 31, 2019, which were exchanged with other CDARS participants.
The Company also participates in the ICS program, a service through which it can offer its customers demand or savings products with access to unlimited FDIC insurance, while receiving reciprocal deposits from other FDIC-insured banks. Like the exchange of certificate of deposit accounts through CDARS, exchange of demand or savings deposits through ICS provides a depositor with full deposit insurance coverage of excess balances, thereby helping the Company retain the full amount of the deposit on its balance sheet. As with the CDARS program, in addition to reciprocal deposits, participating banks may also purchase one-way ICS deposits. There were $59.5 million and $115.3 million in exchanged ICS demand and money market deposits on the balance sheet at June 30, 2020 and December 31, 2019, respectively. There were no purchased ICS deposits at June 30, 2020 or December 31, 2019.
The Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018 allows the Company to hold reciprocal deposits up to 20 percent of total liabilities without those deposits being treated as brokered for regulatory purposes.
At June 30, 2020, there were $15.0 million in retail brokered deposits issued under a master certificate of deposit program with a deposit broker for the purpose of providing a supplemental source of funding and liquidity. These deposits will mature in August 2020. There were $12.0 million of retail brokered deposits at December 31, 2019.
The following table provides a maturity distribution of the Company’s time deposits in amounts of $100,000 and over at June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
	(Dollars in thousands)
Within 3 months	$17,611	$27,377
3 to 6 months	11,463	7,351
6 to 12 months	29,840	20,160
Over 12 months	12,788	18,161
	$71,702	$73,049
Union Bankshares, Inc. Page 43

The Company's time deposits in amounts of $100 thousand and over decreased $1.3 million, or 1.8%, between December 31, 2019 and June 30, 2020, resulting primarily from the maturity of customer time deposits originated when promotions were offered during 2019 that were not renewed.
A provision of the Dodd-Frank Act permanently raised FDIC deposit insurance coverage to $250 thousand per depositor per insured depository institution for each account ownership category. At June 30, 2020, the Company had deposit accounts with less than the maximum FDIC insured deposit amount of $250 thousand totaling $593.0 million, or 72.4% of total deposits. An additional $20.8 million of municipal deposits were over the FDIC insurance coverage limit at June 30, 2020 and were collateralized under applicable state regulations by letters of credit issued by the FHLB.
Borrowings. Total borrowed funds at June 30, 2020 were $9.5 million compared to $47.2 million at December 31, 2019, a net decrease of $37.7 million, or 79.9%. Borrowings from the FHLB were $7.2 million at June 30, 2020, at a weighted average rate of 3.07%, compared to $47.2 million at December 31, 2019, at a weighted average rate of 2.01%. The decrease in FHLB borrowings reflects the net maturity of $40.0 million in advances during the first six months of 2020. In anticipation of cash flow needs resulting from COVID-19, $30.0 million in advances were taken at the end of the first quarter of 2020. Due to excess liquidity on hand, these advances were prepaid during the second of 2020 resulting in penalties paid of $66 thousand which are included in Other expenses on the Company's consolidated statements of income. Borrowed funds also included $2.3 million from the FRB under the PPPLF at a weighted average rate of 0.35% at June 30, 2020.
The Company has the authority, up to its available borrowing capacity with the FHLB, to collateralize public unit deposits with letters of credit issued by the FHLB. FHLB letters of credit in the amount of $24.2 million and $24.8 million were utilized as collateral for these deposits at June 30, 2020 and December 31, 2019, respectively. Total fees paid by the Company in connection with the issuance of these letters of credit were $8 thousand and $16 thousand for the three and six months ended June 30, 2020 respectively, and $8 thousand and $14 thousand for the three and six months ended June 30, 2019, respectively.

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
The following table details the contractual or notional amount of financial instruments that represented credit risk at the balance sheet dates:

	June 30, 2020	December 31, 2019
	(Dollars in thousands)
Commitments to originate loans	$123,937	$35,689
Unused lines of credit	130,314	103,623
Standby and commercial letters of credit	2,346	2,308
Credit card arrangements	308	311
FHLB Mortgage Partnership Finance credit enhancement obligation, net	687	687
Total	$257,592	$142,618
Commitments to originate loans are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have a fixed expiration date or other termination clause and may require payment of a fee. Since many of the loan commitments are expected to expire without being drawn upon and not all credit lines will be utilized, the total commitment amounts do not necessarily represent future cash requirements. Lines of credit incur seasonal volume fluctuations due to the nature of some customers' businesses, such as tourism and maple syrup products production. The large increase in commitments to originate loans at June 30, 2020 from December 31, 2019 is primarily the
Union Bankshares, Inc. Page 44

result of the annual fiscal cycle of local municipalities and school districts, with $73.0 million committed to them on June 30, 2020 for their fiscal year beginning July 1, 2020. In addition, commitments to originate residential mortgage loans and residential construction loans at June 30, 2020 increased $9.6 million and $6.6 million, respectively, over December 31, 2019. The increase in unused lines of credit at June 30, 2020 from December 31, 2019 is primarily related to an increase in lines approved for municipalities in anticipation of future needs due to COVID-19 of $11.3 million and an increase in construction loan availability of $4.6 million.
The Company did not hold any derivative or hedging instruments at June 30, 2020 or December 31, 2019.

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
As of June 30, 2020, Union, as a member of FHLB, had access to unused lines of credit up to $108.7 million over and above the $32.3 million in combined outstanding borrowings and other credit subject to collateralization, subject to the purchase of required FHLB Class B common stock and evaluation by the FHLB of the underlying collateral available. This line of credit can be used for either short-term or long-term liquidity or other funding needs.
Union also maintains an IDEAL Way Line of Credit with the FHLB. The total line available was $551 thousand at June 30, 2020. There were no borrowings against this line of credit as of such date. Interest on this line is chargeable at a rate determined by the FHLB and payable monthly. Should Union utilize this line of credit, qualified portions of the loan and investment portfolios would collateralize these borrowings.
In addition to its borrowing arrangements with the FHLB, Union maintains a pre-approved federal funds line of credit totaling $15.0 million with an upstream correspondent bank, a master brokered deposit agreement with a brokerage firm, and one-way buy options with CDARS and ICS. In addition to the funding sources available to Union, the Company maintains a $5.0 million revolving line of credit with a correspondent bank. At June 30, 2020, there were no purchased ICS or CDARS deposits, $15.0 million in retail brokered deposits issued under a master certificate of deposit program with a deposit broker, and no outstanding advances on the Union or Company correspondent lines.
Additionally, the FRB authorized the PPPLF, which provides funding to facilitate lending by eligible borrowers to small businesses under the PPP. Under the PPPLF, the FRB lends to eligible borrowers on a non-recourse basis, taking PPP loans, including purchased loans, as collateral. Union was approved by the FRB to participate in the PPPLF and, as of June 30, 2020, had an outstanding advance in the amount of $2.3 million. Union also has qualifying investment securities that are available to be pledged as collateral to the FRB to have access to the discount window borrowing facility. As of June 30, 2020, there were no outstanding advances from the discount window.
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
Stockholders’ equity increased from $71.8 million at December 31, 2019 to $75.8 million at June 30, 2020, reflecting net income of $4.9 million for the first six months of 2020, an increase of $1.7 million in accumulated other comprehensive income due to an increase in the fair market value of the Company's AFS securities, an increase of $151 thousand from stock based
Union Bankshares, Inc. Page 45

compensation, a $22 thousand increase due to the issuance of 1,000 shares of common stock from the exercise of incentive stock options and a $19 thousand increase due to the issuance of common stock under the DRIP. These increases were partially offset by cash dividends declared of $2.9 million during the six months ended June 30, 2020. The components of other comprehensive income are illustrated in Note 11 of the unaudited consolidated financial statements.
The Company has 7,500,000 shares of $2.00 par value common stock authorized. As of June 30, 2020, the Company had 4,950,430 shares issued, of which 4,474,899 were outstanding and 475,531 were held in treasury.
In January 2020, the Company's Board reauthorized for 2020 the limited stock repurchase plan that was initially established in May of 2010. The limited stock repurchase plan allows the repurchase of up to a fixed number of shares of the Company's common stock each calendar quarter in open market purchases or privately negotiated transactions, as management deems advisable and as market conditions may warrant. The repurchase authorization for a calendar quarter (currently 2,500 shares) expires at the end of that quarter to the extent it has not been exercised, and is not carried forward into future quarters. The quarterly repurchase authorization expires on December 31, 2020, unless reauthorized. The Company had no repurchases under this program during the first six months of 2020.
The Company maintains a Dividend Reinvestment and Stock Purchase Plan whereby registered stockholders may elect to reinvest cash dividends and optional cash contributions to purchase additional shares of the Company's common stock. The Company has reserved 200,000 shares of its common stock for issuance and sale under the DRIP. As of June 30, 2020, 3,240 shares of stock had been issued from treasury stock under the DRIP.
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
The Economic Growth, Regulatory Relief and Consumer Protection Act of 2018 directed the federal banking regulators to adopt rules providing for a simplified regulatory capital framework for qualifying community banking organizations. In September 2019, the banking regulators finalized a rule that introduced the community bank leverage ratio (CBLR) framework as an optional simplified measure of capital adequacy for qualifying institutions. Beginning with the March 31, 2020 regulatory capital calculation, a banking organization with a Tier I leverage ratio greater than 9.0%, less than $10 billion in average consolidated assets, and limited amounts of off-balance sheet exposures and trading assets and liabilities may opt into the CBLR framework and will be deemed "well capitalized" and will not be required to report or calculate risk-based capital. A community banking organization that does not meet the requirements for use of the simplified CBLR framework will continue to calculate its regulatory capital ratios under existing guidelines. A provision of the CARES Act temporarily lowers the minimum Tier 1 leverage ratio to 8.0% for a banking organization to elect to use the CBLR framework, with a phased increase back to 9.0% by the end of 2021. As of June 30, 2020, the Tier I leverage ratio was 7.41% and 7.39% for the Company and Union, respectively.
As shown in the table below, as of June 30, 2020, both the Company and Union met all capital adequacy requirements to which they are currently subject and Union exceeded the requirements for a "well capitalized" bank under the FDIC's Prompt Corrective Action framework. There were no conditions or events between June 30, 2020 and the date of this report that management believes have changed either Company’s regulatory capital category.
Union Bankshares, Inc. Page 46

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of June 30, 2020	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Company:
Total capital to risk weighted assets	$77,554	13.44%	$46,163	8.00%	N/A	N/A
Tier I capital to risk weighted assets	70,666	12.25%	34,612	6.00%	N/A	N/A
Common Equity Tier 1 to risk weighted assets	70,666	12.25%	25,959	4.50%	N/A	N/A
Tier I capital to average assets	70,666	7.41%	38,146	4.00%	N/A	N/A

Union:
Total capital to risk weighted assets	$77,173	13.39%	$46,108	8.00%	$57,635	10.00%
Tier I capital to risk weighted assets	70,285	12.19%	34,595	6.00%	46,126	8.00%
Common Equity Tier 1 to risk weighted assets	70,285	12.19%	25,946	4.50%	37,478	6.50%
Tier I capital to average assets	70,285	7.39%	38,043	4.00%	47,554	5.00%
Dividends paid by Union are the primary source of funds available to the Company for payment of dividends to its stockholders. Union is subject to certain requirements imposed by federal banking laws and regulations, which among other things, establish minimum levels of capital and restrict the amount of dividends that may be distributed by Union to the Company.
Cash dividends of $0.32 per share were paid during each of the first two quarters of 2020 and have been declared for the third quarter, payable on August 6, 2020 to stockholders of record on July 27, 2020.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Omitted, in accordance with the regulatory relief available to smaller reporting companies in SEC Release Nos. 33-10513 (effective September 10, 2018).

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer, with the assistance of the Disclosure Control Committee, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2020. Based on this evaluation they concluded that those disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files with the Commission is accumulated and communicated to the Company’s management, including its principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required information.
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
Union Bankshares, Inc. Page 47

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
The outbreak has adversely impacted and is likely to further adversely impact our workforce and operations and the operations of our borrowers, customers and business partners. In particular, we may experience financial losses due to a number of operational factors impacting us or our borrowers, customers or business partners, including but not limited to:
•credit losses resulting from financial stress being experienced by our borrowers as a result of the outbreak and related governmental actions, particularly in the hospitality, retail, and restaurant industries, but across other industries as well;
•declines in collateral values;
•negative pressure on our net interest income due to FRB monetary policy in response to the pandemic;
•third party disruptions, including outages in network providers and other vendors;
•the absence of detailed SBA guidance regarding the required terms and documentation for PPP loans, compounded by the compressed timetable for processing of PPP loan applications and funding of such loans, could result in additional credit risk to us if the SBA later determines that our PPP loans do not meet program requirements and therefore do not qualify for the 100% SBA guaranty;
•increased cyber and payment fraud risk, as cybercriminals attempt to profit from the disruption, given increased online and remote activity; and
•operational failures due to changes in normal business practices necessitated by the outbreak and related governmental actions.
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
Union Bankshares, Inc. Page 48

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
During the quarter ended June 30, 2020, the Company did not issue any unregistered equity securities.
There was no repurchase of the Company's equity securities during the quarter ended June 30, 2020.

Item 6. Exhibits.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101	The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 formatted in eXtensible Business Reporting Language (XBRL): (i) the unaudited consolidated balance sheets, (ii) the unaudited consolidated statements of income for the three and six months ended June 30, 2020 and 2019, (iii) the unaudited consolidated statements of comprehensive income for the three and six months ended June 30, 2020 and 2019, (iv) the unaudited consolidated statements of changes in stockholders' equity, (iv) the unaudited consolidated statements of cash flows and (v) related notes.
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

Union Bankshares, Inc.

August 7, 2020	/s/ David S. Silverman
David S. Silverman
Director, President and Chief Executive Officer

August 7, 2020	/s/ Karyn J. Hale
Karyn J. Hale
Chief Financial Officer
(Principal Financial Officer)
Union Bankshares, Inc. Page 49

EXHIBIT INDEX

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 formatted in eXtensible Business Reporting Language (XBRL): (i) the unaudited consolidated balance sheets, (ii) the unaudited consolidated statements of income for the three and six months ended June 30, 2020 and 2019, (iii) the unaudited consolidated statements of comprehensive income for the three and six months ended June 30, 2020 and 2019, (iv) the unaudited consolidated statements of changes in stockholders' equity, (iv) the unaudited consolidated statements of cash flows and (v) related notes.
____________________
* This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.
Union Bankshares, Inc. Page 50