Form 10-Q
period 2020-09-30
UNION BANKSHARES INC
filed 2020-11-09
CIK 706863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2020

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐      No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of October 30, 2020.

Common Stock, $2 par value	4,475,314	shares

UNION BANKSHARES, INC.
TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	September 30, 2020	December 31, 2019
	(Unaudited)
Assets	(Dollars in thousands)
Cash and due from banks	$5,100	$5,405
Federal funds sold and overnight deposits	59,377	45,729
Cash and cash equivalents	64,477	51,134
Interest bearing deposits in banks	8,964	6,565
Investment securities available-for-sale	88,120	87,393
Other investments	874	690
Total investments	88,994	88,083
Loans held for sale	32,803	7,442
Loans	766,050	670,244
Allowance for loan losses	(7,691)	(6,122)
Net deferred loan (fees) costs	(536)	1,043
Net loans	757,823	665,165
Premises and equipment, net	20,452	20,923
Goodwill	2,223	2,223
Company-owned life insurance	12,562	12,322
Other assets	20,837	19,055
Total assets	$1,009,135	$872,912
Liabilities and Stockholders’ Equity
Liabilities
Deposits
Noninterest bearing	$204,555	$136,434
Interest bearing	562,970	458,940
Time	142,554	148,653
Total deposits	910,079	744,027
Borrowed funds	9,497	47,164
Accrued interest and other liabilities	11,135	9,878
Total liabilities	930,711	801,069
Commitments and Contingencies
Stockholders’ Equity
Common stock, $2.00 par value; 7,500,000 shares authorized; 4,950,430 shares issued at September 30, 2020 and 4,948,245 shares issued at December 31, 2019	9,901	9,897
Additional paid-in capital	1,368	1,124
Retained earnings	68,735	64,019
Treasury stock at cost; 475,124 shares at September 30, 2020 and 476,268 shares at December 31, 2019	(4,173)	(4,183)
Accumulated other comprehensive income	2,593	986
Total stockholders' equity	78,424	71,843
Total liabilities and stockholders' equity	$1,009,135	$872,912

See accompanying notes to unaudited interim consolidated financial statements.
Union Bankshares, Inc. Page 1

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in thousands, except per share data)
Interest and dividend income
Interest and fees on loans	$8,803	$8,502	$25,659	$24,604
Interest on debt securities:
Taxable	305	409	1,029	1,271
Tax exempt	160	131	477	373
Dividends	27	33	87	105
Interest on federal funds sold and overnight deposits	7	19	71	130
Interest on interest bearing deposits in banks	41	46	122	153
Total interest and dividend income	9,343	9,140	27,445	26,636
Interest expense
Interest on deposits	1,101	1,198	3,662	3,439
Interest on borrowed funds	57	295	314	678
Total interest expense	1,158	1,493	3,976	4,117
Net interest income	8,185	7,647	23,469	22,519
Provision for loan losses	800	150	1,600	350
Net interest income after provision for loan losses	7,385	7,497	21,869	22,169
Noninterest income
Trust income	173	168	524	519
Service fees	1,539	1,617	4,320	4,547
Net gains on sales of investment securities available-for-sale	—	—	11	8
Net gains on sales of loans held for sale	3,315	824	5,354	1,881
Net gain (loss) on other investments	76	(9)	114	72
Other income	405	123	691	399
Total noninterest income	5,508	2,723	11,014	7,426
Noninterest expenses
Salaries and wages	3,718	3,072	9,668	8,773
Employee benefits	1,204	1,047	3,417	3,108
Occupancy expense, net	420	428	1,411	1,287
Equipment expense	770	625	2,266	1,764
Other expenses	1,883	1,833	5,516	5,400
Total noninterest expenses	7,995	7,005	22,278	20,332
Income before provision for income taxes	4,898	3,215	10,605	9,263
Provision for income taxes	751	477	1,594	1,374
Net income	$4,147	$2,738	$9,011	$7,889
Earnings per common share	$0.92	$0.62	$2.01	$1.77
Weighted average number of common shares outstanding	4,475,145	4,468,400	4,474,061	4,467,845
Dividends per common share	$0.32	$0.31	$0.96	$0.93

See accompanying notes to unaudited interim consolidated financial statements.
Union Bankshares, Inc. Page 2

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Net income	$4,147	$2,738	$9,011	$7,889
Other comprehensive (loss) income, net of tax:
Investment securities available-for-sale:
Net unrealized holding (losses) gains arising during the period on investment securities available-for-sale	(124)	441	1,616	2,192
Reclassification adjustment for net gains on sales of investment securities available-for-sale realized in net income	—	—	(9)	(6)
Total other comprehensive (loss) income	(124)	441	1,607	2,186
Total comprehensive income	$4,023	$3,179	$10,618	$10,075

See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 3

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)

	Three Month Period Ended September 30, 2020 and 2019
	Common Stock					Accumulated other comprehensive income (loss)
	Shares, net of treasury	Amount	Additional paid-in capital	Retained earnings	Treasury stock		Total stockholders’ equity
	(Dollars in thousands, except per share data)
Balances June 30, 2020	4,474,899	$9,901	$1,306	$66,020	$(4,177)	$2,717	$75,767
Net income	—	—	—	4,147	—	—	4,147
Other comprehensive loss	—	—	—	—	—	(124)	(124)
Dividend reinvestment plan	407	—	4	—	4	—	8
Cash dividends declared ($0.32 per share)	—	—	—	(1,432)	—	—	(1,432)
Stock based compensation expense	—	—	58	—	—	—	58
Balances, September 30, 2020	4,475,306	$9,901	$1,368	$68,735	$(4,173)	$2,593	$78,424

Balances June 30, 2019	4,467,845	$9,890	$1,020	$61,292	$(4,188)	$722	$68,736
Net income	—	—	—	2,738	—	—	2,738
Other comprehensive income	—	—	—	—	—	441	441
Dividend reinvestment plan	198	—	5	—	2	—	7
Cash dividends declared ($0.31 per share)	—	—	—	(1,385)	—	—	(1,385)
Stock based compensation expense	—	—	54	—	—	—	54
Exercise of stock options	1,000	2	20	—	—	—	22
Balances, September 30, 2019	4,469,043	$9,892	$1,099	$62,645	$(4,186)	$1,163	$70,613

	Nine Month Period Ended September 30, 2020 and 2019
	Common Stock					Accumulated other comprehensive income (loss)
	Shares, net of treasury	Amount	Additional paid-in capital	Retained earnings	Treasury stock		Total stockholders’ equity
	(Dollars in thousands, except per share data)
Balances, December 31, 2019	4,471,977	$9,897	$1,124	$64,019	$(4,183)	$986	$71,843
Net income	—	—	—	9,011	—	—	9,011
Other comprehensive income	—	—	—	—	—	1,607	1,607
Dividend reinvestment plan	1,144	—	17	—	10	—	27
Cash dividends declared ($0.96 per share)	—	—	—	(4,295)	—	—	(4,295)
Stock based compensation expense	1,185	2	207	—	—	—	209
Exercise of stock options	1,000	2	20	—	—	—	22
Balances, September 30, 2020	4,475,306	$9,901	$1,368	$68,735	$(4,173)	$2,593	$78,424

Balances, December 31, 2018	4,466,679	$9,888	$894	$58,911	$(4,179)	$(1,023)	$64,491
Net income	—	—	—	7,889	—	—	7,889
Other comprehensive income	—	—	—	—	—	2,186	2,186
Dividend reinvestment plan	664	—	21	—	6	—	27
Cash dividends declared $0.93 per share)	—	—	—	(4,155)	—	—	(4,155)
Stock based compensation expense	—	—	144	—	—	—	144
Exercise of stock options	2,000	4	40	—	—	—	44
Purchase of treasury stock	(300)	—	—	—	(13)	—	(13)
Balances, September 30, 2019	4,469,043	$9,892	$1,099	$62,645	$(4,186)	$1,163	$70,613
See accompanying notes to unaudited interim consolidated financial statements.
Union Bankshares, Inc. Page 4

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash Flows From Operating Activities	(Dollars in thousands)
Net income	$9,011	$7,889
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	1,408	1,122
Provision for loan losses	1,600	350
Deferred income tax provision (benefit)	20	(26)
Net amortization of premiums on investment securities	389	305
Equity in losses of limited partnerships	679	534
Stock based compensation expense	209	144
Net decrease (increase) in unamortized loan costs	1,579	(50)
Proceeds from sales of loans held for sale	193,016	103,207
Origination of loans held for sale	(213,023)	(111,988)
Net gains on sales of loans held for sale	(5,354)	(1,881)
Net gains on sales of investment securities available-for-sale	(11)	(8)
Net gain on other investments	(114)	(72)
(Increase) decrease in accrued interest receivable	(1,167)	110
Amortization of core deposit intangible	129	129
Increase in other assets	(5)	(851)
(Decrease) increase in other liabilities	(48)	2,478
Net cash (used in) provided by operating activities	(11,682)	1,392
Cash Flows From Investing Activities
Interest bearing deposits in banks
Proceeds from maturities and redemptions	1,336	2,487
Purchases	(3,735)	(249)
Investment securities available-for-sale
Proceeds from sales	3,076	8,785
Proceeds from maturities, calls and paydowns	14,528	6,567
Purchases	(16,675)	(24,752)
Net (purchases) sales of other investments	(70)	16
Net decrease (increase) in nonmarketable stock	1,457	(231)
Net increase in loans	(95,866)	(15,746)
Recoveries of loans charged off	29	10
Purchases of premises and equipment	(937)	(6,070)
Purchase of Company-owned life insurance	—	(3,000)
Investments in limited partnerships	(2,257)	(1,803)
Net cash used in investing activities	(99,114)	(33,986)
Union Bankshares, Inc. Page 5

	Nine Months Ended September 30,
	2020	2019

Cash Flows From Financing Activities	(Dollars in thousands)
Repayment of long-term debt	—	(20,070)
Net (decrease) increase in short-term borrowings outstanding	(37,667)	39,413
Net increase in noninterest bearing deposits	68,121	4,268
Net increase (decrease) in interest bearing deposits	104,030	(25,076)
Net (decrease) increase in time deposits	(6,099)	30,767
Issuance of common stock	22	44
Purchase of treasury stock	—	(13)
Dividends paid	(4,268)	(4,128)
Net cash provided by financing activities	124,139	25,205
Net increase (decrease) in cash and cash equivalents	13,343	(7,389)
Cash and cash equivalents
Beginning of period	51,134	37,289
End of period	$64,477	$29,900
Supplemental Disclosures of Cash Flow Information
Interest paid	$4,498	$3,787
Income taxes paid	$400	$575

Supplemental Schedule of Noncash Investing Activities
Investment in limited partnerships acquired by capital contributions payable	$2,722	$619
Right-of-use operating lease assets obtained in exchange for operating lease liabilities	$—	$2,002

Dividends paid on Common Stock:
Dividends declared	$4,295	$4,155
Dividends reinvested	(27)	(27)
	$4,268	$4,128

See accompanying notes to unaudited interim consolidated financial statements.
Union Bankshares, Inc. Page 6

UNION BANKSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Basis of Presentation
The accompanying unaudited interim consolidated financial statements of Union Bankshares, Inc. and Subsidiary (together, the Company) as of September 30, 2020, and for the three and nine months ended September 30, 2020 and 2019, have been prepared in conformity with GAAP for interim financial information, general practices within the banking industry, and the accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (2019 Annual Report). The Company's sole subsidiary is Union Bank. In the opinion of the Company’s management, all adjustments, consisting only of normal recurring adjustments and disclosures necessary for a fair presentation of the information contained herein, have been made. This information should be read in conjunction with the Company’s 2019 Annual Report. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2020, or any future interim period.
The Company is a “smaller reporting company” and as permitted under the rules and regulations of the SEC, has elected to provide its consolidated statements of income, comprehensive income, cash flows and changes in stockholders’ equity for a two year, rather than three year, period. The Company has also elected to provide certain other scaled disclosures in this report, as permitted for smaller reporting companies.
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
Congress, the President, and the FRB have taken several actions designed to cushion the economic fallout. Most notably, the CARES Act was signed into law at the end of March 2020 as a $2 trillion legislative package. The goal of the CARES Act was to prevent a severe economic downturn through various measures, including direct financial aid to American families and economic stimulus to significantly impacted industry sectors. The package also included extensive emergency funding for small businesses, hospitals and health care providers. In addition to the general impact of COVID-19, certain provisions of the CARES Act as well as other recent legislative and regulatory relief efforts are expected to have a material impact on the Company’s operations in future periods.
Union Bankshares, Inc. Page 8

The Company’s business is dependent upon the willingness and ability of its employees and customers to conduct banking and other financial transactions. If the global, national or state response to contain COVID-19 escalates further or is unsuccessful, the Company could experience a material adverse effect on its business, financial condition, results of operations and cash flows. While it is not possible to know the full extent that the impact of COVID-19, and resulting measures to curtail its spread, will have on the Company’s operations, the Company is disclosing potentially material items of which it is aware.

Financial position and results of operations
The Company continues to work with COVID-19 affected customers to waive a variety of fees, including but not limited to, insufficient funds and overdraft fees, ATM fees and account maintenance fees. (See further discussion of fee income in Results of Operations beginning on page 31.) These reductions in fees are thought, at this time, to be temporary, while the COVID-19 related economic crisis persists. At this time, the Company is unable to project the duration or materiality of such an impact, but recognizes that the scope of the economic impact is likely to impact its fee income in future periods. Also, the Company has collected fee income from the SBA for participating in the PPP and processing PPP loans, which will offset the above mentioned reduction in fee income.
The Company’s interest income could be reduced due to COVID-19. The Company continues to actively work with COVID-19 affected borrowers to defer their loan payments, interest, and fees. While interest and fees will still accrue to income through normal GAAP accounting, should eventual credit losses on these deferred payments emerge, interest income and fees accrued would need to be reversed. In such a scenario, interest income in future periods could be negatively impacted. At this time, the Company is unable to project the materiality of such an impact, but recognizes the scope of the economic impact may affect its borrowers’ ability to repay in future periods.

Capital and liquidity
While the Company believes that it has sufficient capital to withstand an extended economic recession brought about by COVID-19, its reported and regulatory capital ratios could be adversely impacted by credit losses. The Company relies on cash on hand as well as dividends from its subsidiary bank to pay dividends to shareholders. If the Company’s capital deteriorates such that its subsidiary bank is unable to pay dividends to it for an extended period of time, the Company may not be able to maintain its dividend to shareholders at the current level. Management continues to analyze the Company's current capital levels and its ability to maintain growth projections and absorb future credit losses while maintaining sufficient levels of capital.
The Company maintains access to multiple sources of liquidity. Wholesale funding markets have remained open to the Company. If funding costs are elevated for an extended period of time, it could have an adverse effect on the Company’s net interest margin. If an extended recession caused large numbers of the Company’s deposit customers to withdraw their funds, the Company might become more reliant on volatile or more expensive sources of funding. To date in 2020, primarily as a result of the deposit of PPP loan proceeds and government assistance payments under the CARES Act, the Company has experienced a significant increase in customer deposits, although that effect will likely be temporary as borrowers spend down their loan proceeds and government assistance payments.

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
COVID-19 could cause a further and sustained decline in the Company’s stock price or the occurrence of what management would deem to be a triggering event that could, under certain circumstances, cause the Company to perform a goodwill impairment test, an intangible asset impairment test, or both, resulting in an impairment charge being recorded for that period. In the event that the Company concludes that all or a portion of its goodwill or intangible assets are impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital or regulatory capital.

Processes, controls and business continuity plan
The Company has implemented its Pandemic and Business Continuity Plans to address the operating risks associated with the global COVID-19 pandemic and has followed guidance as events evolved from the Centers for Disease Control & Prevention (CDC), the WHO, State Health Officials and other available resources. Since implementing the Pandemic and Business Continuity Plans, the Company has taken a series of actions to safeguard its employees and customers while continuing to provide essential banking services to its communities. At the onset of COVID-19, the Company developed and executed a plan to decentralize employees, including working remotely, to isolate certain personnel essential to critical business continuity
Union Bankshares, Inc. Page 9

operations, canceled business travel and outside vendor appointments, limit inter-branch visits, and increase the use of video conferencing to avoid large gatherings. Also, social distancing and enhanced hygiene practices were put into place as well as rigorous cleaning of all bank facilities. Throughout these changes, employees and customers have been kept informed with regular communications.
On May 27, 2020, branch lobby service was reopened to customers following guidance provided by state government as to occupancy limits and social distancing requirements. Branch lobbies had been closed to all customers, under state emergency orders since March 25, 2020. In addition to limited in branch capacity, Union's employees continue to work in a decentralized manner, including working remotely from home or at other banking facilities. Management continues to limit business travel and inter-branch visits.
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

Lending operations and accommodations to borrowers
In keeping with regulatory guidance to work with borrowers during this unprecedented situation and as outlined in the CARES Act, the Company is continuing to approve short-term payment deferrals for its borrowers that are adversely affected by the pandemic. Depending on the demonstrated need of the customer, the Company is deferring either the full loan payment or the principal component of the loan payment for up to 180 days for the majority of the deferral requests. As of June 30, 2020, the Company had executed 406 of these deferrals on outstanding loan balances of $173.3 million. As of September 30, 2020, 75 of these deferrals remained in effect on outstanding loan balances of $39.1 million. In accordance with interagency guidance issued in March 2020 and updated in April 2020, and confirmed by the FASB, these short term deferrals are not considered troubled debt restructurings. In August 2020, the federal banking regulators issued supplemental guidance for working with borrowers as their loans near the end of their accommodation period.
With the passage of the PPP, administered by the SBA, the Company assisted its customers with applications for resources through the program. PPP loans bear a mandated annual interest rate of 1.0%. The PPP was initially launched with loans having a two-year term, but subsequent revisions to the PPP currently allow the maximum term be extended to five years. The majority of the Company's PPP loans were originated with the two-year term and have not been extended to five years. The Company believes that a significant amount of these loans will ultimately be forgiven by the SBA during 2021 in accordance with the terms of the program. It is the Company’s understanding that loans funded through the PPP are fully guaranteed by the U.S. Government. Should those circumstances change, the Company could be required to establish additional allowance for credit losses through additional credit loss expense charged to earnings.
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

Note 5. Recent Accounting Pronouncements
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Under the new guidance, which will replace the existing incurred loss model for recognizing credit losses, banks and other lending institutions will be required to recognize the full amount of expected credit losses. The new guidance, which is referred to as the current expected credit loss model ("CECL"), requires that expected credit losses for financial assets held at the reporting date that are accounted for at amortized cost be measured and recognized based on historical experience and current and reasonably supportable forecasted conditions to reflect the full amount of expected credit
Union Bankshares, Inc. Page 10

losses. A modified version of these requirements also applies to debt securities classified as AFS. As initially proposed, the ASU was to become effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption was permitted for fiscal years beginning after December 15, 2018, including interim periods within such years. In October 2019, the FASB approved amendments to delay the effective date of the ASU to fiscal years beginning after December 31, 2022, including interim periods within those fiscal years, for smaller reporting companies, as defined by the SEC, and other non-SEC reporting entities. As the Company is a smaller reporting company, the delay is applicable to the Company and the Company does not intend to early adopt the ASU at this time. The Company has established a CECL implementation team and developed a transition project plan. The Company utilizes a software package for its current calculation of the allowance for loan losses that will also be utilized for CECL implementation. Historical data has been compiled and training on utilizing the software for the existing incurred loss model has been completed. The Company continues the collection of historical data and training is ongoing surrounding CECL implementation and methodologies. This will facilitate the eventual implementation process and management's evaluation of the potential impact of the ASU on the Company's consolidated financial statements.

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

In March 2020, various financial institution regulatory agencies, including the FRB and the FDIC (“the agencies”), issued an interagency statement on loan modifications and reporting for financial institutions working with customers affected by COVID-19. The guidance was subsequently amended following passage of the CARES Act, which included a provision for addressing certain COVID-19 related loan modifications. The interagency statement was effective immediately and impacted accounting for loan modifications. Under ASC No. 310-40, Receivables – Troubled Debt Restructurings by Creditors, a restructuring of debt constitutes a TDR if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. The agencies confirmed with the staff of the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, are not to be considered TDRs. This includes short-term (e.g., six months or less) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. The agencies supplemented their interagency guidance on August 3, 2020 to provide prudent risk management and consumer protection principles for financial institutions to consider while working with borrowers near the end of their initial loan accommodation period. The interagency guidance is not expected to have a material impact on the Company’s financial statements.

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
Union Bankshares, Inc. Page 11

The Company also initially recorded $1.7 million of acquired identifiable intangible assets in connection with the 2011 Branch Acquisition, representing the core deposit intangible which is subject to straight-line amortization over the estimated 10 year average life of the core deposit base, absent any future impairment. The net core deposit intangible balance of $114 thousand and $242 thousand at September 30, 2020 and December 31, 2019, respectively, is included in Other assets on the consolidated balance sheets. Management will evaluate the core deposit intangible for impairment if conditions warrant.
Amortization expense for the core deposit intangible was $43 thousand for the three months ended September 30, 2020 and 2019 and $129 thousand for the nine months ended September 30, 2020 and 2019. The amortization expense is included in Other expenses on the consolidated statements of income and is deductible for tax purposes. As of September 30, 2020, the remaining amortization expense related to the core deposit intangible, absent any future impairment, is expected to be as follows:

(Dollars in thousands)
2020	$43
2021	71
Total	$114

Note 7. Investment Securities
AFS securities as of the balance sheet dates consisted of the following:

September 30, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available-for-sale
Debt securities:
U.S. Government-sponsored enterprises	$4,658	$139	$(39)	$4,758
Agency mortgage-backed	44,357	1,434	(38)	45,753
State and political subdivisions	28,008	1,229	(12)	29,225
Corporate	7,814	647	(77)	8,384
Total	$84,837	$3,449	$(166)	$88,120

December 31, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available-for-sale
Debt securities:
U.S. Government-sponsored enterprises	$6,349	$19	$(76)	$6,292
Agency mortgage-backed	45,503	602	(81)	46,024
State and political subdivisions	26,489	515	(39)	26,965
Corporate	7,804	378	(70)	8,112
Total	$86,145	$1,514	$(266)	$87,393
There were no investment securities HTM at September 30, 2020 or December 31, 2019. There were no investment securities pledged as collateral at September 30, 2020 or December 31, 2019.

Union Bankshares, Inc. Page 12

The amortized cost and estimated fair value of debt securities by contractual scheduled maturity as of September 30, 2020 were as follows:

	Amortized Cost	Fair Value
Available-for-sale	(Dollars in thousands)
Due in one year or less	$940	$943
Due from one to five years	4,823	5,142
Due from five to ten years	12,861	13,523
Due after ten years	21,856	22,759
	40,480	42,367
Agency mortgage-backed	44,357	45,753
Total debt securities available-for-sale	$84,837	$88,120

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

Information pertaining to all investment securities with gross unrealized losses as of the balance sheet dates, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

September 30, 2020	Less Than 12 Months			12 Months and over			Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
		(Dollars in thousands)
Debt securities:
U.S. Government- sponsored enterprises	—	$—	$—	8	$1,787	$(39)	8	$1,787	$(39)
Agency mortgage-backed	10	9,900	(32)	1	696	(6)	11	10,596	(38)
State and political subdivisions	1	569	(12)	—	—	—	1	569	(12)
Corporate	—	—	—	3	1,423	(77)	3	1,423	(77)
Total	11	$10,469	$(44)	12	$3,906	$(122)	23	$14,375	$(166)

December 31, 2019	Less Than 12 Months			12 Months and over			Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
		(Dollars in thousands)
Debt securities:
U.S. Government- sponsored enterprises	4	$2,376	$(22)	8	$2,772	$(54)	12	$5,148	$(76)
Agency mortgage-backed	8	6,193	(38)	8	4,861	(43)	16	11,054	(81)
State and political subdivisions	9	3,813	(38)	1	304	(1)	10	4,117	(39)
Corporate	—	—	—	3	1,430	(70)	3	1,430	(70)
Total	21	$12,382	$(98)	20	$9,367	$(168)	41	$21,749	$(266)
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

The Company has the ability to hold the investment securities that had unrealized losses at September 30, 2020 and December 31, 2019 for the foreseeable future and no declines were deemed by management to be OTT.

There were no sales of AFS securities during the three months ended September 30, 2020 and 2019. The following table presents the proceeds, gross realized gains and gross realized losses from the sales of AFS securities for the nine months ended September 30, 2020 and 2019:

	For The Nine Months Ended September 30,
	2020	2019
	(Dollars in thousands)
Proceeds	$3,076	$8,785

Gross gains	32	45
Gross losses	(21)	(37)
Net gains on sales of investment securities AFS	$11	$8

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
Union Bankshares, Inc. Page 14

Loan origination fees and direct loan origination costs are deferred and amortized as an adjustment of the related loan's yield using methods that approximate the interest method. The Company generally amortizes these amounts over the estimated average life of the related loans.
The composition of Net loans as of the balance sheet dates was as follows:

	September 30, 2020	December 31, 2019
	(Dollars in thousands)
Residential real estate	$182,935	$192,125
Construction real estate	49,668	69,617
Commercial real estate	317,985	289,883
Commercial	114,868	47,699
Consumer	2,833	3,562
Municipal	97,761	67,358
Gross loans	766,050	670,244
Allowance for loan losses	(7,691)	(6,122)
Net deferred loan (fees) costs	(536)	1,043
Net loans	$757,823	$665,165
The Company originated 718 PPP loans totaling $69.8 million classified as commercial loans as of September 30, 2020. There was a total of $2.5 million in origination fees received from the SBA on PPP loans that will be amortized over the respective lives of the loans, of which $311 thousand and $545 thousand was recognized in earnings during the three and nine months ended September 30, 2020, respectively. PPP loans with a carrying value of $2.3 million were pledged as collateral for borrowings from the FRB at September 30, 2020.
Qualifying residential first mortgage loans and certain commercial real estate loans with an aggregate carrying value of $207.9 million and $207.7 million were pledged as collateral for borrowings from the FHLB under a blanket lien at September 30, 2020 and December 31, 2019, respectively.
A summary of current, past due and nonaccrual loans as of the balance sheet dates follows:

September 30, 2020	Current	30-59 Days	60-89 Days	90 Days and Over and Accruing	Nonaccrual	Total
	(Dollars in thousands)
Residential real estate	$180,973	$542	$251	$520	$649	$182,935
Construction real estate	48,337	865	—	444	22	49,668
Commercial real estate	315,296	—	924	—	1,765	317,985
Commercial	114,843	3	7	—	15	114,868
Consumer	2,817	11	5	—	—	2,833
Municipal	97,761	—	—	—	—	97,761
Total	$760,027	$1,421	$1,187	$964	$2,451	$766,050

December 31, 2019	Current	30-59 Days	60-89 Days	90 Days and Over and Accruing	Nonaccrual	Total
	(Dollars in thousands)
Residential real estate	$187,022	$2,716	$1,304	$811	$272	$192,125
Construction real estate	68,731	470	19	368	29	69,617
Commercial real estate	286,795	940	150	—	1,998	289,883
Commercial	47,673	—	5	—	21	47,699
Consumer	3,532	21	6	—	3	3,562
Municipal	67,358	—	—	—	—	67,358
Total	$661,111	$4,147	$1,484	$1,179	$2,323	$670,244
Union Bankshares, Inc. Page 15

There were no loans in process of foreclosure at September 30, 2020 and two residential real estate loans totaling $64 thousand in process of foreclosure at December 31, 2019. In April 2020, the State of Vermont issued a temporary moratorium on foreclosure actions, which remains in effect until the end of the COVID-19 emergency. Aggregate interest on nonaccrual loans not recognized was $371 thousand as of September 30, 2020 and $271 thousand as of December 31, 2019.

Note 9.  Allowance for Loan Losses and Credit Quality
The ALL is established for estimated losses in the loan portfolio through a provision for loan losses charged to earnings. For all loan classes, loan losses are charged against the ALL when management believes the loan balance is uncollectible or in accordance with federal guidelines. Subsequent recoveries, if any, are credited to the ALL.

The ALL is maintained at a level believed by management to be appropriate to absorb probable credit losses inherent in the loan portfolio as of the balance sheet date. The amount of the ALL is based on management's periodic evaluation of the collectability of the loan portfolio, including the nature, volume and risk characteristics of the portfolio, credit concentrations, trends in historical loss experience, estimated value of any underlying collateral, specific impaired loans and economic conditions. There was no change to the methodology used to estimate the ALL during the third quarter of 2020. While management uses available information to recognize losses on loans, future additions to the ALL may be necessary based on changes in economic conditions or other relevant factors.

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
Union Bankshares, Inc. Page 16

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

Changes in the ALL, by class of loans, for the three and nine months ended September 30, 2020 and 2019 were as follows:

For The Three Months Ended September 30, 2020	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Balance, June 30, 2020	$1,590	$594	$3,832	$491	$23	$79	$279	$6,888
Provision (credit) for loan losses	5	75	313	1	(4)	133	277	800
Recoveries of amounts charged off	5	—	—	—	1	—	—	6
	1,600	669	4,145	492	20	212	556	7,694
Amounts charged off	—	—	—	—	(3)	—	—	(3)
Balance, September 30, 2020	$1,600	$669	$4,145	$492	$17	$212	$556	$7,691

For The Three Months Ended September 30, 2019	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Balance, June 30, 2019	$1,396	$646	$3,011	$313	$23	$33	$254	$5,676
Provision (credit) for loan losses	31	43	156	13	2	45	(140)	150
Recoveries of amounts charged off	—	—	—	—	—	—	—	—
	1,427	689	3,167	326	25	78	114	5,826
Amounts charged off	(18)	—	—	—	—	—	—	(18)
Balance, September 30, 2019	$1,409	$689	$3,167	$326	$25	$78	$114	$5,808
Union Bankshares, Inc. Page 17

For The Nine Months Ended September 30, 2020	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Balance, December 31, 2019	$1,392	$774	$3,178	$394	$23	$76	$285	$6,122
Provision (credit) for loan losses	180	(105)	1,021	98	(1)	136	271	1,600
Recoveries of amounts charged off	28	—	—	—	1	—	—	29
	1,600	669	4,199	492	23	212	556	7,751
Amounts charged off	—	—	(54)	—	(6)	—	—	(60)
Balance, September 30, 2020	$1,600	$669	$4,145	$492	$17	$212	$556	$7,691

For The Nine Months Ended September 30, 2019	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Balance, December 31, 2018	$1,368	$617	$2,933	$354	$23	$82	$362	$5,739
Provision (credit) for loan losses	116	72	234	171	9	(4)	(248)	350
Recoveries of amounts charged off	5	—	—	1	4	—	—	10
	1,489	689	3,167	526	36	78	114	6,099
Amounts charged off	(80)	—	—	(200)	(11)	—	—	(291)
Balance, September 30, 2019	$1,409	$689	$3,167	$326	$25	$78	$114	$5,808

The allocation of the ALL, summarized on the basis of the Company's impairment methodology by class of loan, as of the balance sheet dates, was as follows:

September 30, 2020	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Individually evaluated for impairment	$33	$—	$36	$7	$—	$—	$—	$76
Collectively evaluated for impairment	1,567	669	4,109	485	17	212	556	7,615
Total allocated	$1,600	$669	$4,145	$492	$17	$212	$556	$7,691

December 31, 2019	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Individually evaluated for impairment	$39	$—	$149	$8	$—	$—	$—	$196
Collectively evaluated for impairment	1,353	774	3,029	386	23	76	285	5,926
Total allocated	$1,392	$774	$3,178	$394	$23	$76	$285	$6,122

The recorded investment in loans, summarized on the basis of the Company's impairment methodology by class of loan, as of the balance sheet dates, was as follows:

September 30, 2020	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Total
	(Dollars in thousands)
Individually evaluated for impairment	$1,805	$212	$3,018	$229	$—	$—	$5,264
Collectively evaluated for impairment	181,130	49,456	314,967	114,639	2,833	97,761	760,786
Total	$182,935	$49,668	$317,985	$114,868	$2,833	$97,761	$766,050
Union Bankshares, Inc. Page 18

December 31, 2019	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Total
	(Dollars in thousands)
Individually evaluated for impairment	$1,515	$223	$3,204	$299	$—	$—	$5,241
Collectively evaluated for impairment	190,610	69,394	286,679	47,400	3,562	67,358	665,003
Total	$192,125	$69,617	$289,883	$47,699	$3,562	$67,358	$670,244

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

The following tables summarize the loan ratings applied by management to the Company's loans by class as of the balance sheet dates:

September 30, 2020	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Total
	(Dollars in thousands)
Pass	$164,691	$36,439	$173,011	$102,144	$2,820	$97,761	$576,866
Satisfactory/Monitor	15,003	12,696	141,017	12,251	12	—	180,979
Substandard	3,241	533	3,957	473	1	—	8,205
Total	$182,935	$49,668	$317,985	$114,868	$2,833	$97,761	$766,050

December 31, 2019	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Total
	(Dollars in thousands)
Pass	$174,798	$47,326	$168,654	$35,625	$3,499	$67,358	$497,260
Satisfactory/Monitor	14,520	21,819	117,004	10,974	57	—	164,374
Substandard	2,807	472	4,225	1,100	6	—	8,610
Total	$192,125	$69,617	$289,883	$47,699	$3,562	$67,358	$670,244

Union Bankshares, Inc. Page 19

The following tables provide information with respect to impaired loans by class of loan as of and for the three and nine months ended September 30, 2020 and September 30, 2019:

	As of September 30, 2020			For The Three Months Ended September 30, 2020		For The Nine Months Ended September 30, 2020
	Recorded Investment (1)	Principal Balance (1)	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Residential real estate	$211	$221	$33
Commercial real estate	1,650	1,776	36
Commercial	9	11	7
With an allowance recorded	1,870	2,008	76

Residential real estate	1,594	2,192	—
Construction real estate	212	233	—
Commercial real estate	1,368	1,469	—
Commercial	220	222	—
With no allowance recorded	3,394	4,116	—

Residential real estate	1,805	2,413	33	$1,882	$19	$1,692	$47
Construction real estate	212	233	—	215	1	218	3
Commercial real estate	3,018	3,245	36	3,051	26	3,116	64
Commercial	229	233	7	240	4	264	16
Total	$5,264	$6,124	$76	$5,388	$50	$5,290	$130
____________________
(1)Does not reflect government guaranties on impaired loans as of September 30, 2020 totaling $535 thousand.

	As of September 30, 2019			For The Three Months Ended September 30, 2019		For The Nine Months Ended September 30, 2019
	Recorded Investment (1)	Principal Balance (1)	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Residential real estate	$1,595	$2,168	$41	$1,606	$17	$1,653	$55
Construction real estate	229	247	—	170	1	143	3
Commercial real estate	3,264	3,359	176	2,380	24	2,176	89
Commercial	297	300	8	309	8	327	19
Total	$5,385	$6,074	$225	$4,465	$50	$4,299	$166
____________________
(1)Does not reflect government guaranties on impaired loans as of September 30, 2019 totaling $592 thousand.

Union Bankshares, Inc. Page 20

The following table provides information with respect to impaired loans by class of loan as of December 31, 2019:

	December 31, 2019
	Recorded Investment (1)	Principal Balance (1)	Related Allowance
	(Dollars in thousands)
Residential real estate	$218	$228	$39
Commercial real estate	1,762	1,783	149
Commercial	11	12	8
With an allowance recorded	1,991	2,023	196

Residential real estate	1,297	1,832	—
Construction real estate	223	241	—
Commercial real estate	1,442	1,539	—
Commercial	288	290	—
With no allowance recorded	3,250	3,902	—

Residential real estate	1,515	2,060	39
Construction real estate	223	241	—
Commercial real estate	3,204	3,322	149
Commercial	299	302	8
Total	$5,241	$5,925	$196
____________________
(1)Does not reflect government guaranties on impaired loans as of December 31, 2019 totaling $587 thousand.

The following is a summary of TDR loans by class of loan as of the balance sheet dates:

	September 30, 2020		December 31, 2019
	Number of Loans	Principal Balance	Number of Loans	Principal Balance
	(Dollars in thousands)
Residential real estate	32	$1,805	25	$1,515
Construction real estate	2	89	2	100
Commercial real estate	8	930	8	966
Commercial	5	229	5	290
Total	47	$3,053	40	$2,871
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
The following tables provide new TDR activity for the three and nine months ended September 30, 2020 and 2019:

	New TDRs During the			New TDRs During the
	Three Months Ended September 30, 2020			Nine Months Ended September 30, 2020
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(Dollars in thousands)
Residential real estate	2	$54	$56	8	$547	$549
Union Bankshares, Inc. Page 21

	New TDRs During the			New TDRs During the
	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(Dollars in thousands)
Residential real estate	—	$—	$—	1	$77	$79
There were no TDR loans modified within the previous twelve months that subsequently defaulted during the three and nine months ended September 30, 2020. There was one residential TDR loan with a recorded investment balance of $78 thousand that had been modified within the previous twelve months that subsequently defaulted during the three and nine months ended September 30, 2019. TDR loans are considered defaulted at 90 days past due.
In March 2020, the federal banking agencies issued guidance, confirmed by the FASB, that certain short-term modifications made to loans to borrowers affected by the COVID-19 pandemic and government shutdown orders would not be considered TDRs under specified circumstances (See Notes 2 and 5). The Company had executed modifications under this guidance on outstanding loan balances of $172.1 million that carried accrued interest of $1.7 million as of September 30, 2020. Of the total modifications executed, outstanding loan balances of $39.1 million remained subject to modification terms and carried accrued interest of $735 thousand as of September 30, 2020. The Company intends to continue to follow the guidance of the banking regulators in making TDR determinations.

At September 30, 2020 and December 31, 2019, the Company was not committed to lend any additional funds to borrowers whose loans were nonperforming, impaired or restructured.

Note 10.  Stock Based Compensation
Under the Union Bankshares, Inc. 2014 Equity Incentive Plan, 50,000 shares of the Company’s common stock were reserved for equity awards of incentive stock options, nonqualified stock options, restricted stock and RSUs to eligible officers and (except for awards of incentive stock options) nonemployee directors. Shares available for issuance of awards under the 2014 Equity Plan consist of unissued shares of the Company’s common stock and/or shares held in treasury. As of September 30, 2020, there were outstanding grants of RSUs and incentive stock options under the 2014 Equity Plan with respect to an aggregate of 18,123 shares of common stock.

RSUs. Each outstanding RSU represents the right to receive one share of the Company's common stock upon satisfaction of applicable vesting conditions. The general terms of the awards are described in the Company's 2019 Annual Report. Prior to vesting, the RSUs do not earn dividends or dividend equivalents, nor do they bear any voting rights.
The following table summarizes the RSUs awarded to Company executives in 2018, 2019 and 2020, and the number of such RSUs remaining unvested as of September 30, 2020:

	Number of RSUs Granted	Weighted-Average Grant Date Fair Value	Number of Unvested RSUs
2018 Award	3,225	$52.95	433
2019 Award	3,734	47.75	2,120
2020 Award	8,918	36.26	8,918
Total	15,877		11,471
Unrecognized compensation expense related to the unvested RSUs as of September 30, 2020 and 2019 was $270 thousand and $167 thousand, respectively.
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
On May 22, 2020, the Company's board of directors, as a component of total director compensation, granted an aggregate of 2,152 RSUs to the Company's non-employee directors. Each RSU represents the right to receive one share of the Company's common stock upon satisfaction of applicable vesting conditions. The RSUs will vest in May 2021, subject to continued board
Union Bankshares, Inc. Page 22

service through the vesting date, other than in the case of the director's death or disability. Prior to vesting, the RSUs do not earn dividends or dividend equivalents, nor do they bear any voting rights. Unrecognized director compensation expense related to the unvested RSUs as of September 30, 2020 was $38 thousand.
Stock options. As of September 30, 2020, 4,500 incentive stock options granted in December 2014 under the 2014 Equity Plan remained outstanding and exercisable and will expire in December 2021. There was no unrecognized compensation expense related to those options as of September 30, 2020. The intrinsic value of those options was $0 due to the stock options not being in the money as of September 30, 2020.
During the nine months ended September 30, 2020, 1,000 incentive stock options granted under the 2008 ISO Plan were exercised. There are no remaining options outstanding under the 2008 ISO Plan. There was no unrecognized compensation expense related to those options as of September 30, 2020.

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
As of the balance sheet dates, the components of Accumulated OCI, net of tax, were:

	September 30, 2020	December 31, 2019
	(Dollars in thousands)
Net unrealized gain on investment securities available-for-sale	$2,593	$986
The following tables disclose the tax effects allocated to each component of OCI for the three and nine months ended September 30:

	Three Months Ended
	September 30, 2020			September 30, 2019
	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Investment securities available-for-sale:	(Dollars in thousands)
Net unrealized holding (losses) gains arising during the period on investment securities available-for-sale	$(157)	$33	$(124)	$558	$(117)	$441
Total other comprehensive (loss) income	$(157)	$33	$(124)	$558	$(117)	$441

	Nine Months Ended
	September 30, 2020			September 30, 2019
	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Investment securities available-for-sale:	(Dollars in thousands)
Net unrealized holding gains arising during the period on investment securities available-for-sale	$2,045	$(429)	$1,616	$2,775	$(583)	$2,192
Reclassification adjustment for net gains on investment securities available-for-sale realized in net income	(11)	2	(9)	(8)	2	(6)
Total other comprehensive income	$2,034	$(427)	$1,607	$2,767	$(581)	$2,186

Union Bankshares, Inc. Page 23

There were no reclassification adjustments for the three months ended September 30, 2020 and 2019. The following table discloses information concerning reclassification adjustments from OCI for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended
Reclassification Adjustment Description	September 30, 2020	September 30, 2019	Affected Line Item in Consolidated Statement of Income
	(Dollars in thousands)
Investment securities available-for-sale:
Net gains on investment securities available-for-sale	$(11)	$(8)	Net gains on sales of investment securities available-for-sale
Tax expense	2	2	Provision for income taxes
Total reclassifications	$(9)	$(6)	Net income

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

Union Bankshares, Inc. Page 24

Assets measured at fair value on a recurring basis at September 30, 2020 and December 31, 2019, segregated by fair value hierarchy level, are summarized below:

	Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2020:	(Dollars in thousands)
Debt securities AFS:
U.S. Government-sponsored enterprises	$4,758	$—	$4,758	$—
Agency mortgage-backed	45,753	—	45,753	—
State and political subdivisions	29,225	—	29,225	—
Corporate	8,384	—	8,384	—
Total debt securities	$88,120	$—	$88,120	$—

Other investments:
Mutual funds	$874	$874	$—	$—

December 31, 2019:
Debt securities AFS:
U.S. Government-sponsored enterprises	$6,292	$—	$6,292	$—
Agency mortgage-backed	46,024	—	46,024	—
State and political subdivisions	26,965	—	26,965	—
Corporate	8,112	—	8,112	—
Total debt securities	$87,393	$—	$87,393	$—

Other investments:
Mutual funds	$690	$690	$—	$—
There were no transfers in or out of Levels 1 and 2 during the three and nine months ended September 30, 2020 and 2019, nor were there any Level 3 assets at any time during either period. Certain other assets and liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Assets and liabilities measured at fair value on a nonrecurring basis in periods after initial recognition, such as collateral-dependent impaired loans, MSRs and OREO, were not considered material at September 30, 2020 or December 31, 2019. The Company has not elected to apply the fair value method to any financial assets or liabilities other than those situations where other accounting pronouncements require fair value measurements.

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

Union Bankshares, Inc. Page 25

As of the balance sheet dates, the estimated fair values and related carrying amounts of the Company's significant financial instruments were as follows:

	September 30, 2020
	Fair Value Measurements
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$64,477	$64,477	$64,477	$—	$—
Interest bearing deposits in banks	8,964	9,174	—	9,174	—
Investment securities	88,994	88,994	874	88,120	—
Loans held for sale	32,803	34,326	—	34,326	—
Loans, net
Residential real estate	181,207	186,566	—	—	186,566
Construction real estate	48,964	49,273	—	—	49,273
Commercial real estate	313,061	328,895	—	—	328,895
Commercial	114,296	111,188	—	—	111,188
Consumer	2,814	2,788	—	—	2,788
Municipal	97,481	97,711	—	—	97,711
Accrued interest receivable	3,647	3,647	—	440	3,207
Nonmarketable equity securities	1,150	N/A	N/A	N/A	N/A
Financial liabilities
Deposits
Noninterest bearing	$204,555	$204,555	$204,555	$—	$—
Interest bearing	562,970	562,970	562,970	—	—
Time	142,554	143,724	—	143,724	—
Borrowed funds
Long-term	9,497	9,962	—	9,962	—
Accrued interest payable	107	107	—	107	—
Union Bankshares, Inc. Page 26

	December 31, 2019
	Fair Value Measurements
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$51,134	$51,134	$51,134	$—	$—
Interest bearing deposits in banks	6,565	6,671	—	6,671	—
Investment securities	88,083	88,083	690	87,393	—
Loans held for sale	7,442	7,587	—	7,587	—
Loans, net
Residential real estate	191,032	192,955	—	—	192,955
Construction real estate	68,951	68,381	—	—	68,381
Commercial real estate	286,871	288,931	—	—	288,931
Commercial	47,379	45,872	—	—	45,872
Consumer	3,545	3,483	—	—	3,483
Municipal	67,387	67,103	—	—	67,103
Accrued interest receivable	2,702	2,702	—	435	2,267
Nonmarketable equity securities	2,607	N/A	N/A	N/A	N/A
Financial liabilities
Deposits
Noninterest bearing	$136,434	$136,434	$136,434	$—	$—
Interest bearing	458,940	458,940	458,940	—	—
Time	148,653	148,542	—	148,542	—
Borrowed funds
Short-term	40,000	40,000	40,000	—	—
Long-term	7,164	7,416	—	7,416	—
Accrued interest payable	673	673	—	673	—
The carrying amounts in the preceding tables are included in the consolidated balance sheets under the applicable captions.

Note 13. Subsequent Events
Subsequent events represent events or transactions occurring after the balance sheet date but before the financial statements are issued. Financial statements are considered “issued” when they are widely distributed to shareholders and others for general use and reliance in a form and format that complies with GAAP. Events occurring subsequent to September 30, 2020 have been evaluated as to their potential impact to the consolidated financial statements.
On October 21, 2020, the Company declared a regular quarterly cash dividend of $0.32 per share, payable November 6, 2020, to stockholders of record on October 31, 2020.
Union Bankshares, Inc. Page 27

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
GENERAL
The following discussion and analysis focuses on those factors that, in management's view, had a material effect on the financial position of the Company as of September 30, 2020 and December 31, 2019, and its results of operations for the three and nine months ended September 30, 2020 and 2019. This discussion is being presented to provide a narrative explanation of the consolidated financial statements and should be read in conjunction with the consolidated financial statements and related notes and with other financial data appearing elsewhere in this filing and with the Company's 2019 Annual Report. In the opinion of the Company's management, the interim unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments and disclosures necessary to fairly present the Company's consolidated financial position and results of operations for the interim periods presented. Management is not aware of the occurrence of any events after September 30, 2020 which would materially affect the information presented.
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
Union Bankshares, Inc. Page 28

•The effect of and changes in the United States monetary and fiscal policies, including interest rate policies and regulation of the money supply by the FRB.
In addition, statements about the potential effects of the COVID-19 pandemic on the Company's financial position and results of operations reflect inherent uncertainties and may constitute forward-looking statements. Such statements may include, but are not limited to, statements concerning:
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

Union Bankshares, Inc. Page 29

OVERVIEW
Consolidated net income increased $1.4 million, or 51.5%, to $4.1 million for the third quarter of 2020 compared to $2.7 million for the third quarter of 2019 due to increases in net interest income of $538 thousand and noninterest income of $2.8 million, partially offset by increases in the provision for loan losses of $650 thousand and noninterest expenses of $990 thousand.
Union originated $69.8 million in PPP loans as of September 30, 2020 to assist customers during the economic disruption caused by COVID-19. Interest income and origination fees from PPP loans was $486 thousand and $850 thousand for the three and nine months ended September 30, 2020, respectively.

Additionally, sales of qualifying residential loans to the secondary market for the third quarter of 2020 were $89.8 million resulting in gain on sales of $3.3 million, compared to sales of $44.7 million and gain on sales of $824 thousand for the third quarter of 2019. The increased volume of loan sales reflects an increase in residential mortgage financing activity likely due to the drop in interest rates.
Consolidated net income was $9.0 million, or $2.01 per share, compared to $7.9 million, or $1.77 per share, for the nine months ended September 30, 2020 and 2019, respectively. The increase in earnings from the 2019 comparison period was primarily due to increases in net interest income of $950 thousand and noninterest income of $3.6 million, partially offset by increases of $1.3 million in the provision for loan losses and $1.9 million in noninterest expenses.
Net interest income increased $950 thousand, or 4.2%, to $23.5 million for the nine months ended September 30, 2020, compared to $22.5 million for the nine months ended September 30, 2019. Despite the FRB initiating a 150 basis point reduction in short term interest rates in March 2020, interest income increased $809 thousand primarily due to higher volumes of loans during the first nine months of 2020 compared to the same period in 2019; however, that increase was partially offset by a reduction in earnings from the investment portfolio. Interest expense was $4.0 million for the nine months ended September 30, 2020 compared to $4.1 million for the nine months ended September 30, 2019, reflecting lower rates paid on deposits despite an increase in interest-bearing liabilities between periods of $75.9 million.

The provision for loan losses was $1.6 million for the nine months ended September 30, 2020 compared to $350 thousand for the same period in 2019. The increase in the provision resulted from management's adjustment to the economic qualitative factors utilized to estimate the allowance for loan losses due to the economic disruption currently impacting our borrowers. There was no change to the methodology for calculating the allowance for loan losses.

Total noninterest income amounted to $11.0 million for the nine months ended September 30, 2020 compared to $7.4 million for the nine months ended September 30, 2019, an increase of $3.6 million, or 48.3%. The increase is primarily due to an increase in the gain on sale of residential loans. Sales of qualifying residential loans amounted to $187.5 million with net gains of $5.4 million for the nine months ended September 30, 2020 compared to $101.3 million with net gains of $1.9 million for the same period in 2019, reflecting both increased volume and more favorable pricing.
Total noninterest expenses were $22.3 million for the nine months ended September 30, 2020, compared to $20.3 million for the same period in 2019. Increases of $895 thousand in salaries and wages, $309 thousand in employee benefits, $124 thousand in occupancy expenses, $502 thousand in equipment expenses, and $116 thousand in other expenses occurred between the nine month comparison periods of 2020 and 2019 due to planned technology infrastructure spending, discretionary hiring of high value staff to allow continued growth in the franchise, and continued development of newer branch locations.
At September 30, 2020, the Company had total consolidated assets of $1.009 billion, including gross loans and loans held for sale (total loans) of $798.9 million, deposits of $910.1 million, borrowed funds of $9.5 million, and stockholders' equity of $78.4 million.
The Company's total capital increased from $71.8 million at December 31, 2019 to $78.4 million at September 30, 2020. This increase primarily reflects net income of $9.0 million for the first nine months of 2020 and an increase of $1.6 million in accumulated other comprehensive income, partially offset by regular cash dividends declared of $4.3 million. (See Capital Resources on page 45.)

Union Bankshares, Inc. Page 30

The following unaudited per share information and key ratios depict several measurements of performance or financial condition at or for the three and nine months ended September 30, 2020 and 2019, respectively:

	Three Months Ended or At September 30,		Nine Months Ended or At September 30,
	2020	2019	2020	2019
Return on average assets (1)	1.68%	1.34%	1.29%	1.31%
Return on average equity (1)	21.50%	15.79%	16.09%	15.64%
Net interest margin (1)(2)	3.57%	4.06%	3.66%	4.06%
Efficiency ratio (3)	57.85%	66.72%	63.93%	67.05%
Net interest spread (4)	3.42%	3.87%	3.49%	3.88%
Loan to deposit ratio	87.78%	93.69%	87.78%	93.69%
Net loan charge-offs to average loans not held for sale (1)	—%	0.01%	0.01%	0.06%
Allowance for loan losses to loans not held for sale	1.00%	0.88%	1.00%	0.88%
Nonperforming assets to total assets (5)	0.34%	0.23%	0.34%	0.23%
Equity to assets	7.77%	8.36%	7.77%	8.36%
Total capital to risk weighted assets	13.65%	12.95%	13.65%	12.95%
Book value per share	$17.52	$15.80	$17.52	$15.80
Earnings per share	$0.92	$0.62	$2.01	$1.77
Dividends paid per share	$0.32	$0.31	$0.96	$0.93
Dividend payout ratio (6)	34.78%	50.00%	47.76%	52.54%
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
On March 3, 2020, the Federal Open Market Committee (FOMC) reduced the target federal funds rate by 50 basis points to a range of 1.00% to 1.25%. This rate was further reduced to a target range of 0% to 0.25% on March 16, 2020. The most recent meeting of the FOMC, held on November 5, 2020, indicated that this low target range will remain in effect until members of the FOMC are confident the economy has weathered recent events and is on track to achieve its maximum employment and price stability goals, which may not be until late in 2021 or beyond. Prolonged reductions in interest rates and other effects of the COVID-19 outbreak may continue to adversely affect the Company’s net interest income.
The average yield on average earning assets was 4.07% for the three months ended September 30, 2020 compared to 4.83% for the three months ended September 30, 2019, a decrease of 76 bps despite an increase in average earning assets of $165.0 million. Interest income on investment securities decreased $75 thousand between the three month comparison periods due to a decrease of 42 bps in the average yield even though an increase in average balances of $2.5 million occurred between the comparison periods. Interest income on loans increased $301 thousand between comparison periods due to an increase in the average volume of loans outstanding of $136.6 million, despite a decrease in the average yield of 73 bps. The current interest rate environment and competition for quality loans continues to put downward pressure on loan yields. The decrease in the average yield between the three month comparison periods also reflects the lower yield on the PPP loans originated during the
Union Bankshares, Inc. Page 31

second quarter of 2020. The average balance of PPP loans for the three months ended September 30, 2020 was $69.7 million with an average yield of 2.78%.
Interest expense for the third quarter of 2020 decreased $335 thousand compared to the third quarter of 2019 due to lower rates paid on customer deposit accounts, partially offset by increases in average balances of $97.4 million. The increase in average balances was primarily attributable to customer deposits of proceeds from PPP loans and government stimulus payments. The average rate paid on interest bearing liabilities decreased 31 bps, to 0.65% for the third quarter of 2020 compared to 0.96% for the third quarter of 2019. The average rates paid on interest bearing checking accounts and savings and money market accounts decreased two bps and 11 bps, respectively, as the low rate environment afforded opportunity to decrease rates and implement a tiered rate structure in these accounts. The decreases in rates on these accounts were offset by increases in volumes, resulting in an increase in interest expense of $25 thousand and $88 thousand for the three month comparison periods. The average rate paid on time deposits decreased 41 bps for the third quarter of 2020 compared to the same period in 2019, which reflects the renewal of higher rate CD specials offered in 2019 into lower rate paying instruments in 2020. Higher customer deposit balances have allowed for less reliance on borrowed funds during the three month comparison periods as evidenced by decreases of $39.5 million in the average outstanding balance of borrowed funds and $238 thousand in related interest expense, despite a 13 bp increase in the rate paid on the average outstanding balances.
The net interest spread decreased 45 bps to 3.42% for the third quarter of 2020, from 3.87% for the same period last year, reflecting the net effect of the 31 bps decrease in the average rate paid on interest bearing liabilities and the 76 bps decrease in the average yield earned on interest earning assets between periods. The net interest margin decreased 49 bps during the third quarter of 2020 compared to the same period last year as a result of the changes discussed above.
Net interest income was $23.5 million, on a fully tax equivalent basis for the nine months ended September 30, 2020 compared to $22.5 million for the nine months ended September 30, 2019, an increase of $950 thousand, or 4.22%. The average volume of earning assets increased $116.7 million and the average yield on earning assets decreased 52 bps to 4.27% compared to 4.79% for the comparison period. Average loans increased $89.4 million, or 13.71%, to $741.4 million for the nine months ended September 30, 2020. Despite a decrease in average yield, interest income on loans increased $1.1 million between periods, due to the increase in the average loan volume. As discussed above, the current interest rate environment and competition for quality loans continues to put downward pressure on loan yields; this coupled with the origination of low yielding PPP loans during the second quarter of 2020 contributed to the decline in the average yield on loans for the nine months ended September 30, 2020 compared the nine months ended September 30, 2019. The average balance of PPP loans for the nine months ended September 30, 2020 was $41.2 million with an average yield of 2.77%.
The average cost of funds, which is tied primarily to customer deposit accounts, decreased 13 bps to 0.78% for the nine months ended September 30, 2020 compared to 0.91% for the nine months ended September 30, 2019. Interest expense decreased $141 thousand, to $4.0 million for the nine months ended September 30, 2020 compared to $4.1 million for the nine months ended September 30, 2019. The decrease in interest expense was primarily due to lower rates paid on interest bearing liabilities partially offset by an increase in average balances of $75.9 million between periods. Management expects further reduction in the average cost of funds in future periods due to lowering of interest rates on time deposit and savings account products, and has no plans at this time to offer any time deposit specials.

Union Bankshares, Inc. Page 32

The following tables show for the periods indicated the total amount of income recorded from average interest earning assets, the related average tax equivalent yields, the interest expense associated with average interest bearing liabilities, the related average rates paid, and the resulting tax equivalent net interest spread and margin.

	Three Months Ended September 30,
	2020			2019
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Average Assets:
Federal funds sold and overnight deposits	$33,783	$7	0.08%	$8,468	$19	0.89%
Interest bearing deposits in banks	9,459	41	1.71%	7,309	46	2.48%
Investment securities (1), (2)	85,122	465	2.33%	82,592	540	2.75%
Loans, net (1), (3)	797,181	8,803	4.44%	660,570	8,502	5.17%
Nonmarketable equity securities	1,150	27	9.34%	2,739	33	4.75%
Total interest earning assets (1)	926,695	9,343	4.07%	761,678	9,140	4.83%
Cash and due from banks	4,927			5,077
Premises and equipment	20,384			22,142
Other assets	36,597			30,191
Total assets	$988,603			$819,088
Average Liabilities and Stockholders' Equity:
Interest bearing checking accounts	$202,751	161	0.31%	$163,278	136	0.33%
Savings/money market accounts	351,455	486	0.55%	240,176	398	0.66%
Time deposits	144,071	454	1.26%	157,868	664	1.67%
Borrowed funds and other liabilities	9,497	57	2.36%	49,035	295	2.23%
Total interest bearing liabilities	707,774	1,158	0.65%	610,357	1,493	0.96%
Noninterest bearing deposits	193,145			130,854
Other liabilities	10,517			8,498
Total liabilities	911,436			749,709
Stockholders' equity	77,167			69,379
Total liabilities and stockholders’ equity	$988,603			$819,088
Net interest income		$8,185			$7,647
Net interest spread (1)			3.42%			3.87%
Net interest margin (1)			3.57%			4.06%
Union Bankshares, Inc. Page 33

	Nine Months Ended September 30,
	2020			2019
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Average Assets:
Federal funds sold and overnight deposits	$34,025	$71	0.28%	$12,089	$130	1.42%
Interest bearing deposits in banks	7,985	122	2.03%	8,164	153	2.50%
Investment securities (1), (2)	85,437	1,506	2.49%	79,519	1,644	2.89%
Loans, net (1), (3)	741,410	25,659	4.67%	652,019	24,604	5.11%
Nonmarketable equity securities	2,011	87	5.79%	2,375	105	5.92%
Total interest earning assets (1)	870,868	27,445	4.27%	754,166	26,636	4.79%
Cash and due from banks	5,214			4,699
Premises and equipment	20,562			19,582
Other assets	35,630			27,213
Total assets	$932,274			$805,660
Average Liabilities and Stockholders' Equity:
Interest bearing checking accounts	$188,286	534	0.38%	$157,102	296	0.25%
Savings/money market accounts	316,742	1,662	0.70%	264,472	1,478	0.75%
Time deposits	145,574	1,466	1.35%	143,439	1,665	1.55%
Borrowed funds and other liabilities	29,035	314	1.42%	38,685	678	2.31%
Total interest bearing liabilities	679,637	3,976	0.78%	603,698	4,117	0.91%
Noninterest bearing deposits	167,845			127,077
Other liabilities	10,113			7,646
Total liabilities	857,595			738,421
Stockholders' equity	74,679			67,239
Total liabilities and stockholders’ equity	$932,274			$805,660
Net interest income		$23,469			$22,519
Net interest spread (1)			3.49%			3.88%
Net interest margin (1)			3.66%			4.06%
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

Union Bankshares, Inc. Page 34

Tax exempt interest income amounted to $667 thousand and $606 thousand for the three months ended September 30, 2020 and 2019, respectively, and $2.0 million and $1.8 million for the 2020 and 2019 nine month comparison periods, respectively. The following table presents the effect of tax exempt income on the calculation of net interest income, using a marginal federal corporate income tax rate of 21% for the 2020 and 2019 three and nine month comparison periods:

	For the Three Months Ended September 30,		For The Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Net interest income, as presented	$8,185	$7,647	$23,469	$22,519
Effect of tax-exempt interest
Investment securities	31	28	91	79
Loans	96	100	287	301
Net interest income, tax equivalent	$8,312	$7,775	$23,847	$22,899

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
•changes in rate (change in rate multiplied by prior volume); and
•total change in rate and volume.
Changes attributable to both rate and volume have been allocated proportionately to the change due to volume and the change due to rate.

	Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019 Increase/(Decrease) Due to Change In			Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019 Increase/(Decrease) Due to Change In
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in thousands)
Interest earning assets:
Federal funds sold and overnight deposits	$18	$(30)	$(12)	$106	$(165)	$(59)
Interest bearing deposits in banks	11	(16)	(5)	(3)	(28)	(31)
Investment securities	17	(92)	(75)	119	(257)	(138)
Loans, net	1,615	(1,314)	301	3,257	(2,202)	1,055
Nonmarketable equity securities	(26)	20	(6)	(16)	(2)	(18)
Total interest earning assets	$1,635	$(1,432)	$203	$3,463	$(2,654)	$809
Interest bearing liabilities:
Interest bearing checking accounts	$31	$(7)	$24	$68	$170	$238
Savings/money market accounts	161	(73)	88	279	(95)	184
Time deposits	(54)	(155)	(209)	25	(224)	(199)
Borrowed funds	(244)	6	(238)	(143)	(221)	(364)
Total interest bearing liabilities	$(106)	$(229)	$(335)	$229	$(370)	$(141)
Net change in net interest income	$1,741	$(1,203)	$538	$3,234	$(2,284)	$950

Provision for Loan Losses. A provision for loan losses of $800 thousand and $1.6 million was recorded for the three and nine months ended September 30, 2020, respectively, compared to $150 thousand and $350 thousand for the three and nine months ended September 30, 2019, respectively. The increases in the provision for the three and nine month periods resulted from management's adjustment to the economic qualitative factors utilized to estimate the allowance for loan losses due to the economic disruption related to the COVID-19 pandemic impacting Union's borrowers. The provision for loan losses for the first nine months of 2020 was deemed appropriate by management based on the size and mix of the loan portfolio, the level of
Union Bankshares, Inc. Page 35

nonperforming loans, the results of the qualitative factor review and prevailing economic conditions. For further details, see FINANCIAL CONDITION- Allowance for Loan Losses and Asset Quality below.

Noninterest Income. The following table sets forth the components of noninterest income and changes between the three and nine month comparison periods of 2020 and 2019:

	For The Three Months Ended September 30,				For The Nine Months Ended September 30,
	2020	2019	$ Variance	% Variance	2020	2019	$ Variance	% Variance
	(Dollars in thousands)
Trust income	$173	$168	$5	3.0	$524	$519	$5	1.0
Service fees	1,539	1,617	(78)	(4.8)	4,320	4,547	(227)	(5.0)
Net gains on sales of loans held for sale	3,315	824	2,491	302.3	5,354	1,881	3,473	184.6
Income from Company-owned life insurance	82	89	(7)	(7.9)	241	200	41	20.5
Income from mortgage servicing rights, net	297	—	297	100.0	376	(53)	429	58.3
Other income	26	34	(8)	(23.5)	74	252	(178)	(70.6)
Net gain on other investments	76	(9)	85	(944.4)	114	72	42	58.3
Net gains on sales of investment securities AFS	—	—	—	—	11	8	3	37.5
Total noninterest income	$5,508	$2,723	$2,785	102.3	$11,014	$7,426	$3,588	48.3
The significant changes in noninterest income for the three and nine months ended September 30, 2020 compared to the same periods of 2019 are described below:
•Service fees. The Company's service fee income has been reduced as customers have managed account balances due to receipt of government stimulus money and general lack of spending opportunities due to the economic disruption caused by COVID-19. Service fees decreased $78 thousand for the three months ended September 30, 2020, compared to the same period of 2019 due to decreases of $84 thousand in overdraft fee income, $27 thousand in service charge fees, partially offset by increases of $25 thousand in ATM network fees and $8 thousand in loan and other fee income. Service fees decreased $227 thousand for the nine months ended September 30, 2020 primarily due to reductions in service charge and overdraft fee income on customer accounts of $241 thousand and a decrease of $50 thousand in other fee income, partially offset by increases in ATM network income of $30 thousand and loan service fee income of $39 thousand.
•Net gains on sales of loans held for sale. Continuing the Company's strategy to mitigate long-term interest rate risk, residential loans totaling $89.8 million and $187.7 million were sold during the three and nine months ended September 30, 2020, respectively, versus sales of $44.7 million and $101.3 million during the same periods in 2019, respectively. The increase in net gains on sales of real estate loans is reflective of increases in volumes of loans sold and higher premiums obtained on those sales during the three and nine month periods ended September 30, 2020 compared to same periods of 2019.
•Income from Company-owned life insurance. The Company purchased $3.0 million of company owned life insurance covering select officers of Union during the third quarter of 2019, resulting in increased income for the nine months ended September 30, 2020. The decrease in income for the three months ended September 30, 2020 was due to lower yields earned on the underlying life insurance policies.
•Income from mortgage serving rights. Income from mortgage servicing rights is derived from servicing rights acquired through the sale of loans where servicing is retained. Capitalized servicing rights are initially recorded at fair value and amortized in proportion to, and over the period of, the future estimate of servicing the underlying mortgages. The increase in the volume of sales of residential loans as discussed above has resulted in increased income from mortgage servicing rights for the three and nine months ended September 30, 2020 compared to the same periods in 2019.
•Other income. Other income for the nine months ended September 30, 2019 included $131 thousand in prepayment penalties from the early payoff of commercial loans and $50 thousand related to oil and gas income, which were not repeated in 2020.
Union Bankshares, Inc. Page 36

•Net gain on other investments. Participants in the 2006 Executive Nonqualified Excess Plan elect to defer receipt of current compensation from the Company or its subsidiary and select designated reference investments consisting of investment funds. The performance of those funds, over which the Company has no control, resulted in net gains of $114 thousand for the nine month period ended September 30, 2020 compared to net gains of $72 thousand for the same period in 2019. Net gains on the underlying assets of $76 thousand were recognized for the three months ended September 30, 2020 compared to net losses of $9 thousand for for the three months ended September 30, 2019.

Noninterest Expense. The following table sets forth the components of noninterest expense and changes between the three and nine month comparison periods ended September 30, 2020 and 2019:

	For The Three Months Ended September 30,				For The Nine Months Ended September 30,
	2020	2019	$ Variance	% Variance	2020	2019	$ Variance	% Variance
	(Dollars in thousands)
Salaries and wages	$3,718	$3,072	$646	21.0	$9,668	$8,773	$895	10.2
Employee benefits	1,204	1,047	157	15.0	3,417	3,108	309	9.9
Occupancy expense, net	420	428	(8)	(1.9)	1,411	1,287	124	9.6
Equipment expense	770	625	145	23.2	2,266	1,764	502	28.5
FDIC insurance assessment	121	5	116	2,320.0	328	233	95	40.8
Other loan related expenses	98	74	24	32.4	244	189	55	29.1
Vermont franchise tax	193	172	21	12.2	552	503	49	9.7
Advertising and public relations	132	176	(44)	(25.0)	385	394	(9)	(2.3)
Electronic banking expenses	83	77	6	7.8	245	218	27	12.4
Printing and supplies	99	109	(10)	(9.2)	263	299	(36)	(12.0)
Travel and entertainment	19	58	(39)	(67.2)	69	126	(57)	(45.2)
Other expenses	1,138	1,162	(24)	(2.1)	3,430	3,438	(8)	(0.2)
Total noninterest expense	$7,995	$7,005	$990	14.1	$22,278	$20,332	$1,946	9.6
The significant changes in noninterest expense for the three and nine months ended September 30, 2020 compared to the same periods in 2019 are described below:
•Salaries and wages. The increase in salaries and wages for the comparison periods was due to increases in commissions earned by mortgage loan originators, annual salary adjustments, and an increase in accrual amounts for the annual incentive plan payments. Commissions paid to mortgage loan originators increased $165 thousand and $433 thousand for the three and nine months ended September 30, 2020. Accruals for annual incentive plans increased $186 thousand and $247 thousand for the three and nine months ended September 30, 2020 Additionally, a one-time holiday gift was paid to all full and part-time employees in the third quarter of 2020 totaling $192 thousand. Salaries and wages are reduced by deferred loan origination costs at the time of origination. Deferred loan origination costs reduced salaries and wages by $445 thousand for the nine months ended September 30, 2020 compared to $89 thousand for nine months ended September 30, 2019. The higher deferred loan origination costs for the nine month period ended September 30, 2020 compared to 2019 is primarily attributable to the origination of PPP loans.
•Employee benefits. Employee benefit expense increased $157 thousand for the three months ended September 30, 2020 compared to the same period in 2019 due to a $90 thousand net increase in employee benefit expenses related to the valuation adjustment of the underlying assets supporting the 2006 Non-Qualified Excess Plan and increases in payroll taxes and 401k plan contributions of $60 thousand. Employee benefits increased $309 thousand for the nine months ended September 30, 2020 due to increases of $87 thousand in payroll taxes, $126 thousand in 401k plan contributions, $41 thousand in the cost of group health insurance, and a $56 thousand increase in employee benefit expenses related to the 2006 Non-Qualified Excess Plan.
•Occupancy expense, net. In May 2020, the Company moved forward with the planned closure of two full service branches. These closures were not a result of COVID-19. One of the branch closures was a leased property with respect to which a loss on the disposal of leasehold improvements of $34 thousand was recorded for the nine months ended September 30, 2020. Property tax expense increased $4 thousand and $65 thousand for the three and nine months ended September 30, 2020, respectively, primarily due to the two new full service branches opened in 2019. Also, increases of $37 thousand in lease expense, and $19 thousand in repairs and maintenance occurred for the three and nine months ended September 30,
Union Bankshares, Inc. Page 37

2020. These increases in expenses were partially offset by a reduction in depreciation expense of $31 thousand and $26 thousand for the three and nine months ended September 30, 2020.
•Equipment expense. Equipment expenses increased during the comparison periods due to increases of $72 thousand and $311 thousand in depreciation expense, $51 thousand and $124 thousand in software license and maintenance costs, and $27 thousand and $83 thousand in equipment rental and service contracts for the three and nine months ended September 30, 2020, respectively, compared to the same periods last year.
•FDIC insurance assessment. Union was awarded a one-time assessment credit of $179 thousand to be utilized to offset the deposit insurance assessment, of which $110 thousand was utilized in the third quarter of 2019.
•Other loan related expenses. Other loan related expenses consist of other costs incurred for originating and servicing loans such as insurance and property tax tracking expenses, credit report fees, and other real estate closing costs. These expenses for the three and nine months ended September 30, 2020 have increased compared to the same periods in 2019 due to the increase in loan volumes throughout the Company's market areas.
•Vermont franchise tax. The Vermont franchise tax is determined based on a quarterly tax rate applied to the Company's average balance of Vermont customer deposit balances. The tax rate has remained unchanged throughout the three and nine month comparison periods of 2020 and 2019; however the average balances in Vermont deposit accounts increased for the three and nine months ended September 30, 2020, resulting in an increase in expense.
•Advertising and public relations. Advertising and public relations costs decreased for the three and nine months ended September 30, 2020 compared to the same periods in 2019 due to less advertising and business development as a result of the economic disruption caused by COVID-19.
•Electronic banking expenses. Electronic banking expenses increased $6 thousand and $27 thousand for the three and nine months ended September 30, 2020, respectively, compared to the same periods in 2019 due to changes in services with ATM and debit card service providers.
•Printing and supplies. Printing and supplies expense decreased for the comparison periods primarily due to the economic disruption caused by COVID-19. Branch lobbies were closed to customers for approximately two months and several employees were working remotely, resulting in less demand for operational supplies.
•Travel and entertainment. Travel and entertainment expenses decreased for the three and nine months ended September 30, 2020 compared to the same periods in 2019 primarily due to the economic disruption caused by COVID-19. The Company suspended business travel and intercompany travel between locations for the majority of the second quarter of 2020 and currently limits employee travel only for essential purposes.
Provision for Income Taxes. The Company has provided for current and deferred federal income taxes for the three and nine months ended September 30, 2020 and 2019. The Company's net provision for income taxes was $751 thousand and $1.6 million for the three and nine months ended September 30, 2020, respectively, compared to $477 thousand and $1.4 million for the same periods in 2019, respectively. The Company's effective federal corporate income tax rate was 15.8% and 15.1% for the three and nine months ended September 30, 2020, respectively, compared to 15.2% and 14.7% for the same periods in 2019, respectively.
Amortization expense related to limited partnership investments is included as a component of tax expense and amounted to $303 thousand and $679 thousand for the three and nine months ended September 30, 2020, respectively, and $211 thousand and $534 thousand for the same periods in 2019, respectively. These investments provide tax benefits, including tax credits. Low income housing and rehabilitation tax credits with respect to limited partnership investments are also included as a component of income tax expense and amounted to $358 thousand and $748 thousand for the three and nine months ended September 30, 2020, respectively, and $220 thousand and $554 thousand for the three and nine months ended September 30, 2019, respectively.

FINANCIAL CONDITION
At September 30, 2020, the Company had total consolidated assets of $1.009 billion, including gross loans and loans held for sale (total loans) of $798.9 million, deposits of $910.1 million, borrowed funds of $9.5 million and stockholders' equity of $78.4 million. The Company’s total assets at September 30, 2020 increased $136.2 million, or 15.6%, from $872.9 million at December 31, 2019, and increased $164.2 million, or 19.4%, compared to September 30, 2019.
Net loans and loans held for sale increased $118.0 million, or 17.5%, to $790.6 million, or 78.3% of total assets at September 30, 2020, compared to $672.6 million, or 77.1% of total assets at December 31, 2019. (See Loans Held for Sale and Loan Portfolio below.)
Union Bankshares, Inc. Page 38

Total deposits increased $166.1 million, or 22.3%, to $910.1 million at September 30, 2020, from $744.0 million at December 31, 2019. There were increases in noninterest bearing deposits of $68.1 million, or 49.9%, and interest bearing deposits of $104.0 million, or 22.7%, which were partially offset by a decrease in time deposits of $6.1 million, or 4.1%. (See average balances and rates in the Yields Earned and Rates Paid table on pages 33 and 34.)
Total borrowed funds decreased $37.7 million, or 79.9%, from $47.2 million at December 31, 2019 to $9.5 million at September 30, 2020. (See Borrowings on page 44.)
Total stockholders’ equity increased $6.6 million to $78.4 million at September 30, 2020 from $71.8 million at December 31, 2019. (See Capital Resources on page 45.)

Loans Held for Sale and Loan Portfolio. Total loans (including loans held for sale) increased $121.2 million, or 17.9%, to $798.9 million, representing 79.2% of assets at September 30, 2020, from $677.7 million, representing 77.6% of assets at December 31, 2019. The total loan portfolio at September 30, 2020 increased $127.4 million compared to the September 30, 2019 level of $671.5 million, representing 79.5% of assets. The Company’s loans consist primarily of adjustable-rate and fixed-rate mortgage loans secured by one-to-four family, multi-family residential or commercial real estate. Real estate secured loans represented $583.4 million, or 73.0% of total loans at September 30, 2020 and $559.1 million, or 82.5% of total loans at December 31, 2019. The Company had originated 718 PPP loans totaling $69.8 million classified as commercial loans as of September 30, 2020. Changes in the composition of the Company's loan portfolio from December 31, 2019 (see table below) resulted from the increase in the commercial portfolio related to PPP loan originations, an increase in the volume of residential loans originated for sale to the secondary market, a decrease in the outstanding balance of construction loans and an increase in the municipal portfolio. There was no material change in the Company’s lending programs or terms during the nine months ended September 30, 2020.

The composition of the Company's loan portfolio as of September 30, 2020 and December 31, 2019 was as follows:

	September 30, 2020		December 31, 2019
Loan Class	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential real estate	$182,935	22.9	$192,125	28.4
Construction real estate	49,668	6.2	69,617	10.3
Commercial real estate	317,985	39.8	289,883	42.8
Commercial	114,868	14.4	47,699	7.0
Consumer	2,833	0.4	3,562	0.5
Municipal	97,761	12.2	67,358	9.9
Loans held for sale	32,803	4.1	7,442	1.1
Total loans	798,853	100.0	677,686	100.0
Allowance for loan losses	(7,691)		(6,122)
Unamortized net loan (fees) costs	(536)		1,043
Net loans and loans held for sale	$790,626		$672,607
The Company originates and sells qualified residential mortgage loans in various secondary market avenues, with a majority of sales made to the FHLMC/Freddie Mac, generally with servicing rights retained. At September 30, 2020, the Company serviced an $802.7 million residential real estate mortgage portfolio, of which $32.8 million was held for sale and approximately $587.0 million of which was serviced for unaffiliated third parties.
During the first nine months of 2020, the Company sold $187.5 million of qualified residential real estate loans to the secondary market to mitigate long-term interest rate risk and to generate fee income, compared to sales of $101.3 million during the first nine months of 2019. Residential mortgage loan origination activity was strong during the third quarter of 2020, reflecting the low interest rate environment resulting from the FOMC target rate reduction beginning in March in response to the COVID-19 emergency. The Company originates and sells FHA, VA, and RD residential mortgage loans, and also has an Unconditional Direct Endorsement Approval from HUD which allows the Company to approve FHA loans originated in any of its Vermont or New Hampshire markets without needing prior HUD underwriting approval. The Company sells FHA, VA and RD loans as originated with servicing released. Some of the government backed loans qualify for zero down payments without geographic or income restrictions. These loan products increase the Company's ability to serve the borrowing needs of residents in the communities served, including low and moderate income borrowers, while the loan sales and government guaranty mitigate the Company's exposure to credit risk.
Union Bankshares, Inc. Page 39

The Company also originates commercial real estate and commercial loans under various SBA, USDA and State sponsored programs which provide a government agency guaranty for a portion of the loan amount. There was $74.1 million guaranteed under these various programs at September 30, 2020 on an aggregate balance of $75.5 million in subject loans. This includes the $69.8 million of PPP loans that are guaranteed 100% by SBA. The Company occasionally sells the guaranteed portion of a loan to other financial institutions and retains servicing rights, which generates fee income. There were $131 thousand in commercial loans sold in the first nine months of 2020 and no commercial loans sold in the first nine months of 2019. The Company recognizes gains and losses on the sale of the principal portion of these loans as they occur.
The Company serviced $24.2 million of commercial and commercial real estate loans for unaffiliated third parties as of September 30, 2020. This included $22.3 million of commercial or commercial real estate loans the Company had participated out to other financial institutions. These loans were participated in the ordinary course of business on a nonrecourse basis, for liquidity or credit concentration management purposes.
The Company capitalizes MSRs for all loans sold with servicing retained. The unamortized balance of MSRs on loans sold with servicing retained was $2.1 million at September 30, 2020, with an estimated market value in excess of the carrying value as of such date. Management periodically evaluates and measures the servicing assets for impairment.
Qualifying residential first mortgage loans and certain commercial real estate loans with a carrying value of $207.9 million were pledged as collateral for borrowings from the FHLB under a blanket lien at September 30, 2020.

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
As a result of the current economic environment caused by the COVID-19 pandemic, numerous industries and individuals have and will continue to experience adverse impacts which may affect our borrowers’ ability to make their loan payments on a timely basis. The Company’s management is focused on the impact that the COVID-19 economic disruption is having on its borrowers and closely monitors industry and geographic concentrations, specifically the impact on the region's tourist and restaurant industries. As a result of the economic disruption including government mandated business shutdowns and curtailed re-openings, the nationwide unemployment rate was reported at 7.9% for September 2020 compared to 3.5% for September 2019. The Vermont unemployment rate was reported at 4.2% for September 2020 compared to 2.2% for September 2019 and the New Hampshire unemployment rate was 6.0% for September 2020 compared to 2.5% for September 2019. Management will continue to monitor the national, regional and local economic environment in relation to the COVID-19 crisis and its impact on unemployment, business outlook and real estate values in the Company’s market area.
Repossessed assets, nonaccrual loans, and loans or investments that are 90 days or more past due are considered to be nonperforming assets. The following table shows the composition of nonperforming assets at the dates indicated and trends in certain ratios monitored by the Company's management in reviewing asset quality:

	September 30, 2020	December 31, 2019	September 30, 2019
	(Dollars in thousands)
Nonaccrual loans	$2,451	$2,323	$723
Accruing loans 90+ days delinquent	964	1,179	1,232
Total nonperforming assets (1)	$3,415	$3,502	$1,955
ALL to loans not held for sale	1.00%	0.91%	0.88%
ALL to nonperforming loans	225.21%	174.81%	297.08%
Nonperforming loans to total loans	0.43%	0.52%	0.29%
Nonperforming assets to total assets	0.34%	0.40%	0.23%
Delinquent loans (30 days to nonaccruing) to total loans	0.75%	1.35%	0.77%
Net charge-offs (annualized) to average loans not held for sale	0.01%	0.06%	0.06%
____________________
(1)The Company had guarantees of U.S. or state government agencies on certain of the above nonperforming loans totaling $178 thousand at September 30, 2020, $286 thousand at December 31, 2019, and $286 thousand at September 30, 2019.
Union Bankshares, Inc. Page 40

The level of nonaccrual loans increased $128 thousand, or 5.5%, since December 31, 2019, and accruing loans delinquent 90 days or more decreased $215 thousand, or 18.2%, during the same time period. There were no loans in process of foreclosure at September 30, 2020. In April 2020, the State of Vermont issued a temporary moratorium on foreclosure actions, which remains in effect until the end of the COVID-19 emergency period. The aggregate interest income not recognized on nonaccrual loans approximated $371 thousand as of September 30, 2020 and $271 thousand as of December 31, 2019.
The Company had loans rated substandard that were on performing status totaling $1.6 million at September 30, 2020 compared to $1.7 million at December 31, 2019. In management's view, substandard loans represent a higher degree of risk of becoming nonperforming loans in the future.
In March 2020, the federal banking agencies issued guidance, confirmed by the FASB, that certain modifications made in loans to a borrower affected by the COVID-19 pandemic and government shutdown orders would not be considered a TDR under specified circumstances (See Notes 2 and 5). Pursuant to this guidance, the Company had executed short-term modifications on outstanding loan balances of $172.1 million that carried accrued interest of $1.7 million as of September 30, 2020. Of the total modifications executed, outstanding loan balances of $39.1 million remained subject to modification terms and carried accrued interest of $735 thousand as of September 30, 2020. The Company intends to continue to follow the guidance of the banking regulators in making TDR determinations.
On occasion, the Company acquires residential or commercial real estate properties through or in lieu of loan foreclosure. These properties are held for sale and are initially recorded as OREO at fair value less estimated selling costs at the date of the Company’s acquisition of the property, with fair value based on an appraisal for more significant properties and on a broker’s price opinion for less significant properties. Holding costs and declines in the fair value of properties acquired are expensed as incurred. Declines in the fair value after acquisition of the property result in charges against income before tax. The Company evaluates each OREO property at least quarterly for changes in the fair value. The Company had no properties classified as OREO at September 30, 2020, September 30, 2019 or December 31, 2019.

Allowance for Loan Losses. Some of the Company’s loan customers ultimately do not make all of their contractually scheduled payments, requiring the Company to charge off a portion or all of the remaining principal balance due. The Company maintains an ALL to absorb such losses. The ALL is maintained at a level believed by management to be appropriate to absorb probable credit losses inherent in the loan portfolio as of the evaluation date; however, actual loan losses may vary from current estimates. The Company's policy and methodologies for establishing the ALL, described in the Company's 2019 Annual Report did not change during the first nine months of 2020.
Due to the economic disruption currently impacting our borrowers, the economic qualitative reserve factor assigned to each loan portfolio in the ALL estimate was increased during the first nine months of 2020 to incorporate the current economic implications and rising unemployment resulting from the COVID-19 pandemic. The economic qualitative reserve factor was increased 25 bps for the construction real estate, commercial real estate and commercial loan portfolios, 15 bps for the residential real estate and consumer loan portfolios and 10 bps for the municipal loan portfolio.
Impaired loans, including $3.1 million of TDR loans, were $5.3 million at September 30, 2020, with government guaranties of $535 thousand and a specific reserve amount allocated of $76 thousand. Impaired loans, including $2.9 million of TDR loans, were $5.2 million at December 31, 2019, with government guaranties of $587 thousand and a specific reserve amount allocated of $196 thousand. Based on management's evaluation of the Company's historical loss experience on substandard commercial loans, commercial loan relationships with aggregate balances greater than $500 thousand are evaluated individually for impairment, with a specific reserve allocated when warranted. Commercial loans with balances under this threshold are collectively evaluated for impairment as a homogeneous pool of loans, unless such loans are subject to a restructuring agreement or have been identified as impaired as part of a larger customer relationship. The specific reserve amount allocated to individually identified impaired loans decreased $120 thousand as a result of the September 30, 2020 impairment evaluation.

Union Bankshares, Inc. Page 41

The following table reflects activity in the ALL for the three and nine months ended September 30, 2020 and 2019:

	For the Three Months Ended September 30,		For The Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Balance at beginning of period	$6,888	$5,676	$6,122	$5,739
Charge-offs	(3)	(18)	(60)	(291)
Recoveries	6	—	29	10
Net charge-offs	3	(18)	(31)	(281)
Provision for loan losses	800	150	1,600	350
Balance at end of period	$7,691	$5,808	$7,691	$5,808
The following table (net of loans held for sale) shows the internal breakdown by risk component of the Company's ALL and the percentage of loans in each category to total loans in the respective portfolios at the dates indicated:

	September 30, 2020		December 31, 2019
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential real estate	$1,600	23.9	$1,392	28.7
Construction real estate	669	6.5	774	10.4
Commercial real estate	4,145	41.5	3,178	43.3
Commercial	492	15.0	394	7.1
Consumer	17	0.4	23	0.5
Municipal	212	12.7	76	10.0
Unallocated	556	—	285	—
Total	$7,691	100.0	$6,122	100.0

Notwithstanding the categories shown in the table above or any specific allocation under the Company's ALL methodology, all funds in the ALL are available to absorb loan losses in the portfolio, regardless of loan category or specific allocation.
Management believes, in its best estimate, that the ALL at September 30, 2020 is appropriate to cover probable credit losses inherent in the Company’s loan portfolio as of such date. However, there can be no assurance that the Company will not sustain losses in future periods which could be greater than the size of the ALL at September 30, 2020. In addition, our banking regulators, as an integral part of their examination process, periodically review our ALL. Such agencies may require us to recognize adjustments to the ALL based on their judgments about information available to them at the time of their examination. A large adjustment to the ALL for losses in future periods could require increased provisions to replenish the ALL, which could negatively affect earnings.
Investment Activities. During the first nine months of 2020, investment securities classified as AFS increased $727 thousand to $88.1 million, comprising 8.7% of total assets, compared to $87.4 million, or 10.0% of total assets at December 31, 2019. Net unrealized gains for the Company’s AFS investment securities portfolio were $3.3 million as of September 30, 2020, compared to net unrealized gains of $1.2 million as of December 31, 2019. The Company’s accumulated OCI component of stockholders’ equity at September 30, 2020 reflected cumulative net unrealized gains on investment securities of $2.6 million. There were no securities classified as HTM at September 30, 2020 or December 31, 2019. No declines in value were deemed by management to be OTT at September 30, 2020. Deterioration in credit quality and/or imbalances in liquidity that may result from changes in financial market conditions might adversely affect the fair values of the Company’s investment portfolio and the amount of gains or losses ultimately realized on the sale of such securities, and may also increase the potential that unrealized losses will be designated as OTT in future periods, resulting in write-downs and charges to earnings. There were no investment securities pledged as of September 30, 2020 or December 31, 2019.

Union Bankshares, Inc. Page 42

Deposits. The following table shows information concerning the Company's average deposits by account type and weighted average nominal rates at which interest was paid on such deposits for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30, 2020			Nine Months Ended September 30, 2019
	Average Amount	Percent of Total Deposits	Average Rate	Average Amount	Percent of Total Deposits	Average Rate
	(Dollars in thousands)
Nontime deposits:
Noninterest bearing deposits	$167,845	20.5	—	$127,077	18.4	—
Interest bearing checking accounts	188,286	23.0	0.38%	157,102	22.7	0.25%
Money market accounts	197,637	24.1	1.05%	159,386	23.0	1.14%
Savings accounts	119,105	14.6	0.12%	105,086	15.2	0.15%
Total nontime deposits	672,873	82.2	0.44%	548,651	79.3	0.43%
Time deposits:
Less than $100,000	74,643	9.1	1.17%	74,726	10.8	1.32%
$100,000 and over	70,931	8.7	1.53%	68,713	9.9	1.81%
Total time deposits	145,574	17.8	1.35%	143,439	20.7	1.55%
Total deposits	$818,447	100.0	0.60%	$692,090	100.0	0.66%
During the first nine months of 2020, average total deposits grew $126.4 million, or 18.3%, compared to the nine months ended September 30, 2019, with growth in all categories. The increase in average balances was attributable to proceeds from PPP loans deposited into customer accounts at Union, customer's receipt of government stimulus payments, and the general lack of spending by customers due to the economic disruption caused by COVID-19.
The Company participates in CDARS, which permits the Company to offer full deposit insurance coverage to its customers by exchanging deposit balances with other CDARS participants. CDARS also provides the Company with an additional source of funding and liquidity through the purchase of deposits. There were no purchased CDARs deposits as of September 30, 2020 or December 31, 2019. There were $14.1 million of time deposits of $250,000 or less on the balance sheet at September 30, 2020 and $12.0 million at December 31, 2019, which were exchanged with other CDARS participants.
The Company also participates in the ICS program, a service through which it can offer its customers demand or savings products with access to unlimited FDIC insurance, while receiving reciprocal deposits from other FDIC-insured banks. Like the exchange of certificate of deposit accounts through CDARS, exchange of demand or savings deposits through ICS provides a depositor with full deposit insurance coverage of excess balances, thereby helping the Company retain the full amount of the deposit on its balance sheet. As with the CDARS program, in addition to reciprocal deposits, participating banks may also purchase one-way ICS deposits. There were $104.2 million and $115.3 million in exchanged ICS demand and money market deposits on the balance sheet at September 30, 2020 and December 31, 2019, respectively. There were no purchased ICS deposits at September 30, 2020 or December 31, 2019.
The Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018 allows the Company to hold reciprocal deposits up to 20 percent of total liabilities without those deposits being treated as brokered for regulatory purposes.
At September 30, 2020, there were $15.0 million in retail brokered deposits issued under a master certificate of deposit program with a deposit broker for the purpose of providing a supplemental source of funding and liquidity. These deposits will mature in February and May 2021. There were $12.0 million of retail brokered deposits at December 31, 2019.
The following table provides a maturity distribution of the Company’s time deposits in amounts of $100,000 and over at September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
	(Dollars in thousands)
Within 3 months	$11,098	$27,377
3 to 6 months	22,391	7,351
6 to 12 months	27,055	20,160
Over 12 months	10,150	18,161
	$70,694	$73,049
Union Bankshares, Inc. Page 43

The Company's time deposits in amounts of $100 thousand and over decreased $2.4 million, or 3.2%, between December 31, 2019 and September 30, 2020, resulting primarily from the maturity, without renewal, of customer time deposits originated during 2019 when promotions were offered.
A provision of the Dodd-Frank Act permanently raised FDIC deposit insurance coverage to $250 thousand per depositor per insured depository institution for each account ownership category. At September 30, 2020, the Company had deposit accounts with less than the maximum FDIC insured deposit amount of $250 thousand totaling $646.8 million, or 71.1% of total deposits. An additional $20.6 million of municipal deposits were over the FDIC insurance coverage limit at September 30, 2020 and were collateralized under applicable state regulations by letters of credit issued by the FHLB.
Borrowings. Total borrowed funds at September 30, 2020 were $9.5 million compared to $47.2 million at December 31, 2019, a net decrease of $37.7 million, or 79.9%. Borrowings from the FHLB were $7.2 million at September 30, 2020, at a weighted average rate of 3.07%, compared to $47.2 million at December 31, 2019, at a weighted average rate of 2.01%. The decrease in FHLB borrowings reflects the net maturity of $40.0 million in advances during the first nine months of 2020. In anticipation of cash flow needs resulting from COVID-19, $30.0 million in advances were taken at the end of the first quarter of 2020. Due to excess liquidity on hand from customer deposits of PPP loan proceeds and stimulus payments, these advances were prepaid during the second quarter of 2020, resulting in penalties paid of $66 thousand which are included in Other expenses on the Company's unaudited consolidated statement of income for the nine months ended September 30, 2020. Borrowed funds also included $2.3 million from the FRB under the PPPLF at a weighted average rate of 0.35% at September 30, 2020.
The Company has the authority, up to its available borrowing capacity with the FHLB, to collateralize public unit deposits with letters of credit issued by the FHLB. FHLB letters of credit in the amount of $23.6 million and $24.8 million were utilized as collateral for these deposits at September 30, 2020 and December 31, 2019, respectively. Total fees paid by the Company in connection with the issuance of these letters of credit were $7 thousand and $23 thousand for the three and nine months ended September 30, 2020 respectively, and $7 thousand and $21 thousand for the three and nine months ended September 30, 2019, respectively.

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
The following table details the contractual or notional amount of financial instruments that represented credit risk at the balance sheet dates:

	September 30, 2020	December 31, 2019
	(Dollars in thousands)
Commitments to originate loans	$53,593	$35,689
Unused lines of credit	146,143	103,623
Standby and commercial letters of credit	3,113	2,308
Credit card arrangements	306	311
FHLB Mortgage Partnership Finance credit enhancement obligation, net	698	687
Total	$203,853	$142,618
Commitments to originate loans are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have a fixed expiration date or other termination clause and may require payment of a fee. Since many of the loan commitments are expected to expire without being drawn upon and not all credit lines will be utilized, the total commitment amounts do not necessarily represent future cash requirements. Lines of credit incur
Union Bankshares, Inc. Page 44

seasonal volume fluctuations due to the nature of some customers' businesses, such as tourism and maple syrup products production. The increase in commitments to originate loans at September 30, 2020 from December 31, 2019 is primarily the result of a $13.0 million increase in commitments to originate residential mortgage loans. The increase in unused lines of credit at September 30, 2020 from December 31, 2019 is primarily related to an increase in lines approved for municipalities in anticipation of future needs due to COVID-19 of $13.8 million and an increase in construction loan availability of $14.6 million.
The Company did not hold any derivative or hedging instruments at September 30, 2020 or December 31, 2019.

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
As of September 30, 2020, Union, as a member of FHLB, had access to unused lines of credit up to $101.3 million over and above the $31.7 million in combined outstanding borrowings and other credit subject to collateralization, subject to the purchase of required FHLB Class B common stock and evaluation by the FHLB of the underlying collateral available. This line of credit can be used for either short-term or long-term liquidity or other funding needs.
Union also maintains an IDEAL Way Line of Credit with the FHLB. The total line available was $551 thousand at September 30, 2020. There were no borrowings against this line of credit as of such date. Interest on this line is chargeable at a rate determined by the FHLB and payable monthly. Should Union utilize this line of credit, qualified portions of the loan and investment portfolios would collateralize these borrowings.
In addition to its borrowing arrangements with the FHLB, Union maintains a pre-approved federal funds line of credit totaling $15.0 million with an upstream correspondent bank, a master brokered deposit agreement with a brokerage firm, and one-way buy options with CDARS and ICS. In addition to the funding sources available to Union, the Company maintains a $5.0 million revolving line of credit with a correspondent bank. At September 30, 2020, there were no purchased ICS or CDARS deposits, $15.0 million in retail brokered deposits issued under a master certificate of deposit program with a deposit broker, and no outstanding advances on the Union or Company correspondent lines.
Additionally, the FRB authorized the PPPLF, which provides funding to facilitate lending by eligible borrowers to small businesses under the PPP. Under the PPPLF, the FRB lends to banks and other eligible institutional borrowers on a non-recourse basis, taking PPP loans, including purchased loans, as collateral. Union was approved by the FRB to participate in the PPPLF and, as of September 30, 2020, had an outstanding advance in the amount of $2.3 million. Union also has qualifying investment securities that are available to be pledged as collateral to the FRB to have access to the discount window borrowing facility. As of September 30, 2020, there were no outstanding advances from the discount window.
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
Stockholders’ equity increased from $71.8 million at December 31, 2019 to $78.4 million at September 30, 2020, reflecting net income of $9.0 million for the first nine months of 2020, an increase of $1.6 million in accumulated other comprehensive income due to an increase in the fair market value of the Company's AFS securities, an increase of $209 thousand from stock
Union Bankshares, Inc. Page 45

based compensation, a $22 thousand increase due to the issuance of 1,000 shares of common stock from the exercise of incentive stock options and a $27 thousand increase due to the issuance of common stock under the DRIP. These increases were partially offset by cash dividends declared of $4.3 million during the nine months ended September 30, 2020. The components of other comprehensive income are illustrated in Note 11 of the unaudited consolidated financial statements.
The Company has 7,500,000 shares of $2.00 par value common stock authorized. As of September 30, 2020, the Company had 4,950,430 shares issued, of which 4,475,306 were outstanding and 475,124 were held in treasury.
In January 2020, the Company's Board reauthorized for 2020 the limited stock repurchase plan that was initially established in May of 2010. The limited stock repurchase plan allows the repurchase of up to a fixed number of shares of the Company's common stock each calendar quarter in open market purchases or privately negotiated transactions, as management deems advisable and as market conditions may warrant. The repurchase authorization for a calendar quarter (currently 2,500 shares) expires at the end of that quarter to the extent it has not been exercised, and is not carried forward into future quarters. The quarterly repurchase authorization expires on December 31, 2020, unless reauthorized. The Company had no repurchases under this program during the first nine months of 2020.
The Company maintains a DRIP whereby registered stockholders may elect to reinvest cash dividends and optional cash contributions to purchase additional shares of the Company's common stock. The Company has reserved 200,000 shares of its common stock for issuance and sale under the DRIP. As of September 30, 2020, 3,647 shares of stock had been issued from treasury stock under the DRIP.
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
The Economic Growth, Regulatory Relief and Consumer Protection Act of 2018 directed the federal banking regulators to adopt rules providing for a simplified regulatory capital framework for qualifying community banking organizations. In September 2019, the banking regulators finalized a rule that introduced the community bank leverage ratio (CBLR) framework as an optional simplified measure of capital adequacy for qualifying institutions. Beginning with the March 31, 2020 regulatory capital calculation, a banking organization with a Tier I leverage ratio greater than 9.0%, less than $10 billion in average consolidated assets, and limited amounts of off-balance sheet exposures and trading assets and liabilities may opt into the CBLR framework and will be deemed "well capitalized" and will not be required to report or calculate risk-based capital. A community banking organization that does not meet the requirements for use of the simplified CBLR framework will continue to calculate its regulatory capital ratios under existing guidelines. A provision of the CARES Act temporarily lowers the minimum Tier 1 leverage ratio to 8.0% for a banking organization to elect to use the CBLR framework, with a phased increase back to 9.0% by the end of 2021. As of September 30, 2020, the Tier I leverage ratio was 7.47% and 7.44% for the Company and Union, respectively.
As shown in the table below, as of September 30, 2020, both the Company and Union met all capital adequacy requirements to which they are currently subject and Union exceeded the requirements for a "well capitalized" bank under the FDIC's Prompt Corrective Action framework. There were no conditions or events between September 30, 2020 and the date of this report that management believes have changed either Company’s regulatory capital category.
Union Bankshares, Inc. Page 46

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of September 30, 2020	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Company:
Total capital to risk weighted assets	$80,901	13.65%	$48,541	8.00%	N/A	N/A
Tier I capital to risk weighted assets	73,490	12.40%	36,413	6.00%	N/A	N/A
Common Equity Tier 1 to risk weighted assets	73,490	12.40%	27,310	4.50%	N/A	N/A
Tier I capital to average assets	73,490	7.47%	39,354	4.00%	N/A	N/A

Union:
Total capital to risk weighted assets	$80,431	13.60%	$48,449	8.00%	$60,561	10.00%
Tier I capital to risk weighted assets	73,033	12.35%	36,337	6.00%	48,449	8.00%
Common Equity Tier 1 to risk weighted assets	73,033	12.35%	27,253	4.50%	39,365	6.50%
Tier I capital to average assets	73,033	7.44%	39,267	4.00%	49,084	5.00%
Dividends paid by Union are the primary source of funds available to the Company for payment of dividends to its stockholders. Union is subject to certain requirements imposed by federal banking laws and regulations, which among other things, establish minimum levels of capital and restrict the amount of dividends that may be distributed by Union to the Company.
Cash dividends of $0.32 per share were paid during each of the first three quarters of 2020 and have been declared for the fourth quarter, payable on November 6, 2020 to stockholders of record on October 31, 2020.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Omitted, in accordance with the regulatory relief available to smaller reporting companies in SEC Release Nos. 33-10513 (effective September 10, 2018).

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer, with the assistance of the Disclosure Control Committee, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2020. Based on this evaluation they concluded that those disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files with the Commission is accumulated and communicated to the Company’s management, including its principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required information.
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
•uncertainty regarding the application process for forgiveness of PPP loans;
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
Union Bankshares, Inc. Page 48

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
During the quarter ended September 30, 2020, the Company did not issue any unregistered equity securities.
There was no repurchase of the Company's equity securities during the quarter ended September 30, 2020.

Item 6. Exhibits.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101	The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the unaudited consolidated balance sheets, (ii) the unaudited consolidated statements of income for the three and nine months ended September 30, 2020 and 2019, (iii) the unaudited consolidated statements of comprehensive income for the three and nine months ended September 30, 2020 and 2019, (iv) the unaudited consolidated statements of changes in stockholders' equity, (iv) the unaudited consolidated statements of cash flows and (v) related notes.
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

Union Bankshares, Inc.

November 9, 2020	/s/ David S. Silverman
David S. Silverman
Director, President and Chief Executive Officer

November 9, 2020	/s/ Karyn J. Hale
Karyn J. Hale
Chief Financial Officer
(Principal Financial Officer)
Union Bankshares, Inc. Page 49

EXHIBIT INDEX

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the unaudited consolidated balance sheets, (ii) the unaudited consolidated statements of income for the three and nine months ended September 30, 2020 and 2019, (iii) the unaudited consolidated statements of comprehensive income for the three and nine months ended September 30, 2020 and 2019, (iv) the unaudited consolidated statements of changes in stockholders' equity, (iv) the unaudited consolidated statements of cash flows and (v) related notes.
____________________
*    This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.
Union Bankshares, Inc. Page 50