Form 10-K
period 2020-12-31
UNION BANKSHARES INC
filed 2021-03-19
CIK 706863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2020	Commission file number	001-15985
UNION BANKSHARES, INC.

VT	03-0283552
P.O. BOX 667
20 LOWER MAIN STREET
MORRISVILLE, VT 05661-0667
Registrant's telephone number:   802-888-6600
Former name, former address and former fiscal year, if changed since last report: Not applicable
Securities registered pursuant to section 12(b) of the Act:

Common Stock, $2.00 par value	UNB	The NASDAQ Stock Market LLC
(Title of class)	(Trading Symbol(s))	(Exchanges registered on)
Securities registered pursuant to Sections 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards proviced pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant on June 30, 2020 was $73,664,335 based on the closing price on the NASDAQ Stock Market LLC on such date of $18.99 per share. For purposes of this calculation, all directors, executive officers, and named executives of the Registrant are assumed to be affiliates. Such assumption, however, shall not be deemed to be an admission of such status as to any such individual.
On February 28, 2021, there were 4,480,547 shares of common stock, $2.00 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Specifically designated portions of the following documents are incorporated by reference in the indicated Part of this Annual Report on Form 10-K:

Document	Part
Proxy Statement for the 2021 Annual Meeting of Shareholders	III

UNION BANKSHARES, INC.

____________________

(a)The information required by Part III Items 10, 11, 12, 13 and 14 is incorporated herein by reference, in whole or in part, from the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 19, 2021. The incorporation by reference herein of portions of the Proxy Statement shall not be deemed to specifically incorporate by reference the information referred to in Items 407(d)(1)-(3) of Regulation S-K. Incorporation by reference of this report into any registration statement filed by the Company under the Securities Act of 1933, as amended shall not be deemed to incorporate by reference the information referred to in Item 201(e) of Regulation S-K.

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
Factors that may cause results or performance to differ materially from those expressed in forward-looking statements include, but are not limited to:
•the impact of COVID-19 on our business, including the impact of actions taken by governmental authorities to try to contain the virus or address the impact of the virus on the United States economy and the resulting effect of all such items on our operations, liquidity and capital position, and on the financial condition of our borrowers and other customers;
•Increased competitive pressures, including those from tax-advantaged credit unions and other financial service providers in the Company's northern Vermont and New Hampshire market area or in the financial services industry generally, from increasing consolidation and integration of financial service providers, and from changes in technology and delivery systems;
•Interest rates change in such a way that reduces the Company's interest income, or that results in lower fee income and lower gain on sale of real estate loans, or that increases interest costs;
•Changes in tax or banking laws and regulations that increases our compliance and other costs of doing business;
•Increases in the level of nonperforming assets and charge-offs;
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
•Volatility in the securities markets that could adversely affect the value or credit quality of the Company's assets, impairment of goodwill, or the availability and terms of funding necessary to meet the Company's liquidity needs, and that could lead to impairment in the value of the securities in the Company's investment portfolio;
•Further changes to the regulations governing the calculation of the Company’s regulatory capital ratios;
•Increased competitive pressures affecting the ability of the Company to attract, develop and retain senior management and other employees;
•Increased cybersecurity threats; and
•Changes in trade, monetary, and fiscal policies and laws, including interest rate policies of the FRB.

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

General: Union Bankshares, Inc. (“Company”) is a one-bank holding company whose sole subsidiary is Union Bank (“Union”). It was incorporated in the State of Vermont in 1982 to serve as a holding company for Union Bank. The Company's common stock is traded on the NASDAQ Global Select Market under the symbol "UNB". Union Bank was organized and chartered as a State bank in 1891 and became a wholly owned subsidiary of the Company upon completion of the holding company reorganization in 1982. Both Union Bankshares, Inc. and Union Bank are headquartered in Morrisville, Vermont.
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

Employees: The Company itself does not have any paid employees. As of December 31, 2020, Union employed 193 full time equivalent employees. Union employees are not represented by any collective bargaining group. Union maintains comprehensive employee benefit programs for its employees, including medical and dental insurance, long-term and short-term disability insurance, life insurance and a 401(k) plan. Management considers its employee relations to be good.

Description of Services: Services or products offered to our customers include, but are not limited to, the following:
•Commercial loans for business purposes to business owners and investors for plant and equipment, working capital, real estate renovation and other sound business purposes;
•Commercial real estate loans on income producing properties, including commercial construction loans;
•SBA guaranteed loans;
•Residential construction and mortgage loans;
•Online cash management services, including account reconciliation, credit card depository, Automated Clearing House origination, wire transfers and night depository;
•Merchant credit card services for the deposit and immediate credit of sales drafts;
•Remote deposit capture for merchants;
•Online mortgage applications;
•Business checking accounts;
•Standby letters of credit, bank checks or money orders, and safe deposit boxes;
•ATM services;
•Debit MasterCard and ATM cards;
•Telephone, internet, and mobile banking services, including bill pay;
•Home improvement loans and overdraft checking privileges against preauthorized lines of credit;
•Retail depository services including personal checking accounts, checking accounts with interest, savings accounts, money market accounts, certificates of deposit, IRA/SEP/KEOGH accounts and Health Savings accounts; and
•Asset management and trust services to individuals and organizations.
Consistent with the objective of the Company to serve the financial needs of individuals, businesses and others within its market areas, the Company seeks to concentrate its assets in loans. For the year ended December 31, 2020, the Company's rate of average loans to average deposits was 88.6%. To be consistent with the requirements of prudent banking practices, adequate levels of assets are invested in high-grade securities, FDIC insured certificates of deposits, or other prudent investment alternatives such as company-owned life insurance and investments in real estate limited partnerships for affordable housing. Deposits are the primary source of funds for use in lending, investing and for other general operating purposes. In addition we obtain funds from principal repayments, sales and prepayments of loans, securities and FDIC insured certificates of deposit.

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
The Company competes for deposit accounts by offering customers competitive products and rates, personal service, local area expertise, convenient locations and access, and an array of financial services and products. Although the Company exprerienced significant deposit growth during 2020 due to the deposit by customers of PPP loan proceeds and COVID-19 related government assistance payments, in previous years higher interest rates and deposit “specials” offered by competitors as well as the variety of nonbanking investment avenues open to our customers and the public have made deposit growth challenging.
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
As a bank holding company, the Company is subject to regulation, supervision and examination by the FRB under the Bank Holding Company Act of 1956, as amended (“BHCA”). As a state chartered commercial bank, Union Bank is subject to the regulation and supervision by the FDIC and the DFR.
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

Financial Regulatory Reform Legislation
The Dodd-Frank Act. The Dodd-Frank Act, enacted in 2010, comprehensively reformed the regulation of financial institutions and the products and services they offer. Among other things, the Dodd-Frank Act:
•granted the FRB increased supervisory authority and codified the source of strength doctrine,
•provided new capital standards applicable to the Company,
•modified the scope and costs associated with deposit insurance coverage,
•permitted well capitalized and well managed banks to acquire other banks in any state subject to certain deposit concentration limits and other conditions,
•permitted the payment of interest on business demand deposit accounts,
•established the CFPB and transferred rulemaking authority to it under various consumer protection laws relating to financial products and services,
•established new minimum mortgage underwriting standards for residential mortgages,
•barred banking organizations, such as the Company, from engaging in proprietary trading and from sponsoring and investing in hedge funds and private equity funds, except as permitted under certain circumstances, and
•established the Financial Stability Oversight Council to designate certain activities as posing a risk to the United States financial systems and recommended new or heightened standards and safeguards for financial institutions engaging in such activities.
While the Dodd-Frank Act is focused principally on changes to the financial regulatory system, it includes several corporate governance, disclosure and compensation provisions applicable to public companies. Those provisions include:
•A requirement that public companies solicit an advisory vote on executive compensation ("Say-on-Pay"), an advisory vote on the frequency of Say-on-Pay votes and, in the event of a merger or other extraordinary transaction, an advisory vote on certain "golden parachute" payments. The Company's last Say-on-Pay vote was held at the 2019 annual meeting with shareholders approving the Company's executive compensation program by a wide margin, with the next Say-on-Pay vote scheduled to occur at the 2022 annual meeting,
•Requirements that the SEC adopt rules directing the securities exchanges to adopt listing standards with respect to compensation committee independence and the use of consultants,
•Provisions calling for the SEC to adopt expanded disclosure requirements for annual proxy statements and other filings, particularly in the area of executive compensation, such as disclosure of pay versus performance, the ratio of CEO pay to the pay of a median employee and policies with regard to hedging transactions conducted by employees and directors,
•Provisions requiring the adoption or revision of certain other corporate policies, such as compensation "clawback" policies providing for the recovery of executive compensation in the event of a financial restatement, and
•A provision clarifying the SEC's authority to adopt rules requiring issuers to include in their proxy statements solicitations for shareholder nominations for directors.
Although disclosure requirements for public companies increased under the Dodd-Frank Act, the Company is a “smaller reporting company” and as permitted under the rules and regulations of the SEC, has elected to provide certain scaled disclosures in this Annual Report and in its annual meeting proxy statement, including scaled disclosures regarding executive compensation.

COVID-19 Related Legislation and Other Initiatives
The CARES Act and other Legislation. In response to the COVID-19 pandemic, the CARES Act was signed into law in March, 2020 to provide national emergency economic relief measures. More recently, in March 2021 the American Rescue Plan was signed into law, providing additional COVID-19 relief measures. Many of the federal government's COVID-19 related programs are dependent upon the direct involvement of U.S financial institutions and have been implemented through rules and guidance adopted by federal departments and agencies, including the U.S Department of Treasury, the Federal Reserves, and other federal banking agencies. As the COVID-19 pandemic evolves, additional regulatory guidance continues to be issued. The Company will continue to assess the impact of the CARES Act and other legislation and regulatory guidance related to the COVID-19 pandemic.

Paycheck Protection Program. Section 1102 of the CARES Act created the PPP, a program administered by the SBA to provide loans to small businesses for payroll and other expenses during the COVID-19 pandemic. These loans are eligible to be forgiven if certain conditions are satisfied and are fully guaranteed by the SBA. Additionally, loan payments will also be deferred for the first six months of the loan term. The PPP commenced on April 3, 2020 and was available to qualified borrowers through August 8, 2020. No collateral or personal guarantees were required. Neither the government nor lenders are permitted to charge the recipients any fees. On December 27, 2020, the President signed into law omnibus federal spending and economic stimulus legislation titled the "Consolidated Appropriations Act" that included the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act (the "HHSB Act"). Among other things, the HHSB Act renewed the PPP, allocating $284.45 Billion for both new first time PPP loans under the existing PPP and the expansion of existing PPP loans for certain qualified, existing PPP borrowers. In addition to extending and amending the PPP, the HHSB Act also creates a new grant program for "Shuttered venue operators." The Company will continue to assess the impact of these guidance related to the CARES Act and the COVID-19 pandemic.

Guidance on Non-TDR Loan Modifications due to COVID-17. On March 22, 2020, a statement was issued by our banking regulators and titled the "Interagency Statement on Loans Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus" (the "Interagency Statement") that encourages financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations due to the effects of COVID-19. Additionally, Section 4013 of the CARES Act further provides that a qualified loan modification is exempt by law from classification as a TDR as defined by GAAP, from the period beginning March 1, 2020 until the earlier of December 31, 2020 or the date that is 60 days after the date on which the national emergency concerning the COVID-19 outbreak, declared by the President of the United States under the National Emergencies Act terminates. Section 541 of the "Consolidated Appropriation Act" extends this relief to the earlier of January 1, 2022 to 60 days after the national emergency termination date. The Interagency Statement was subsequently revised in April 2020 to clarify the interaction of the original guidance with Section 4013 of the CARES Act, as well as setting forth the banking regulators' views on consumer protection consideration. The Company will continue to assess the impact of these guidance related to the CARES Act and the COVID-19 pandemic.

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

Regulation of Union Bank
Union is subject to regulation, supervision, and examination by the FDIC and the DFR. Pursuant to the Dodd-Frank Act, the FRB may directly examine the subsidiary of the Company. The enforcement powers available to the federal banking regulators include, among other things, the ability to issue cease and desist or removal orders; to terminate insurance of deposits; to assess civil money penalties; to issue directives to increase capital; to place the Bank into receivership; and to initiate injunctive actions against banking organizations and institution-affiliated parties. The DFR possesses similar enforcement powers under Vermont law. There are no such enforcement actions currently in place against Union.
Deposit Insurance. As a member of the FDIC, the deposits of Union are insured under the Deposit Insurance Fund (“DIF”) maintained by the FDIC up to $250,000 per ownership category. Under applicable federal laws and regulations, deposit insurance premium assessments to the DIF are based on a supervisory risk rating system, with the most favorably rated institutions paying the lowest premiums. Under this assessment system, risk is defined and measured using an institution's supervisory ratings, combined with certain other risk measures, including certain financial ratios and long-term debt issuer ratings. For the year ended December 31, 2020, the Bank's total FDIC insurance assessment expense was $443 thousand.
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
Community Reinvestment Act ("CRA"). Union is subject to the federal CRA, which requires banks to demonstrate their commitment to serving the credit needs of low and moderate income residents of their communities. Union participates in a variety of direct and indirect lending programs and other investments for the benefit of low and moderate income residents in its local communities. The FDIC conducts examinations of insured banks' compliance with CRA requirements and rates institutions as "Outstanding," "Satisfactory," "Needs to Improve," and "Substantial NonCompliance." Failure of an institution to receive at least a "Satisfactory" CRA rating could adversely affect its ability to undertake certain activities, such as branching and acquisitions of other financial institutions, which require regulatory approval based, in part, on the institution's record of CRA compliance. In addition, failure of a bank subsidiary to receive at least a "Satisfactory" rating would disqualify a bank holding company from eligibility to become or remain a financial holding company under the GLBA. Union has received an "Outstanding" rating from its most recent CRA compliance examination by the FDIC.
Federal Reserve Board Policies and Reserve Requirements. The monetary policies and regulations of the FRB have had a significant effect on the operating results of banks in the past and are expected to continue to do so in the future. FRB policies affect the levels of bank earnings on loans and investments and the levels of interest paid on bank deposits and borrowings through the Federal Reserve System's open-market operations in United States government securities, regulation of the discount rate and terms on bank borrowings from Federal Reserve Banks and regulation of nonearning reserve requirements. Regulation D promulgated by the FRB requires all depository institutions to maintain reserves against their transaction accounts (generally, demand deposits, NOW accounts and certain other types of accounts that permit payments or transfers to third parties) and nonpersonal nontime deposits (generally, money market deposit accounts or other savings deposits held by corporations or other depositors that are not natural persons, and certain types of time deposits), subject to certain exemptions. Prior to March 26, 2020, all banks, including the Company's subsidiary, were required to maintain vault cash or a noninterest bearing reserve balance under FRB regulations. The required reserve is based on a specified ratio of reservable liabilities. The reserve requirement was effectively eliminated effective March 26, 2020, when the FRB reduced the required reserve ratio to zero percent.

Capital Adequacy and Safety and Soundness
Capital Adequacy Guidelines. The FDIC and other federal bank regulatory agencies adopted a final rule for leverage and risk-based capital requirements and the method for calculating risk-weighted assets which is consistent with agreements that were reached by the Basel Committee on Banking Supervision under the so-called Basel III framework and certain provisions of the Dodd-Frank Act that became effective on January 1, 2015. Among other things, the rule established a common equity Tier 1 capital ratio with a minimum requirement of 4.5%, increased the minimum Tier 1 risk based ratio from 4.0% to 6.0%, and assigned a higher risk weight of 150% to exposures that are more than 90 days past due or in nonaccrual status as well as certain commercial real estate loans that finance the acquisition, development or construction of real property. The final rule also required accumulated OCI be included for purposes of calculating regulatory capital unless a one time opt-out election was made during the first quarter of 2015. The Company and Union both made the election. The rule limits a banking organization's capital distributions and certain discretionary bonus payments if the banking organization does not hold a "capital conservation buffer" of 2.5% above the minimum capital ratio requirements. Following a multi-year phase in period, the 2.5% capital conservation buffer requirement became fully effective for the Company and Union on January 1, 2019.
The Economic Growth, Regulatory Relief and Consumer Protection Act of 2018 directed the federal banking regulators to adopt rules providing for a simplified regulatory capital framework for qualifying community banking organizations. In September 2019, the banking regulators finalized a rule that introduced the community bank leverage ratio (CBLR) framework as an optional simplified measure of capital adequacy for qualifying institutions. A banking organization with a Tier I leverage ratio greater than 9.0%, less than $10 billion in average consolidated assets, and limited amounts of off-balance sheet exposures and trading assets and liabilities may opt into the CBLR framework and will be deemed "well capitalized" and will not be required to report or calculate risk-based capital. A qualifying community bank was able to utilize the CBLR framework beginning with the March 31, 2020 regulatory capital calculation. A community banking organization that does not meet the requirements for use of the simplified CBLR framework will continue to calculate its regulatory capital ratios under existing guidelines. A provision of the CARES Act temporarily lowers the minimum Tier 1 leverage ratio to 8.0% for a banking organization to elect to use the CBLR framework, with a phased increase back to 9.0% by the end of 2021. Please refer to Note 22 (Regulatory Capital Requirements) to the Company's audited consolidated financial statements contained in Part II, Item 8 of this Annual Report on Form 10-K for the regulatory capital ratios for the Company and Union as of December 31, 2020 and December 31, 2019.
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
The various federal banking agencies have adopted substantially similar regulations that define the five capital categories identified by FDICIA, using the Tier 1 Capital, Common Equity Tier 1 Capital, Total Capital and Leverage Ratios as the relevant capital measures. Such regulations establish various degrees of corrective action to be taken when an institution is considered undercapitalized. Under the regulations as in effect during 2020, a “well capitalized” institution must have a Tier 1 capital ratio of at least 8.0%, a Common Equity Tier 1 ratio of 6.5%, a total capital ratio of at least 10% and a leverage ratio of at least 5% and not be subject to a capital directive order.
At December 31, 2020, Union's Tier I and Total Risk Based Capital Ratios were 12.5% and 13.8% respectively, and its Leverage Capital Ratio was 7.3%, and it is considered well capitalized under applicable regulatory guidelines in effect as of such date.
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
Mortgage Reform. The Dodd-Frank Act prescribes certain standards that mortgage lenders must consider before making a residential mortgage loan, including verifying a borrower’s ability to repay such mortgage loan, and allows borrowers to assert violations of certain provisions of the Truth-in-Lending Act as a defense to foreclosure proceedings. Under the Dodd-Frank Act, prepayment penalties are prohibited for certain mortgage transactions and creditors are prohibited from financing credit life/disability insurance policies in connection with a residential mortgage loan or home equity line of credit. In addition, the Dodd-Frank Act prohibits mortgage originators from receiving compensation based on the terms of residential mortgage loans and generally limits the ability of a mortgage originator to be compensated by others if compensation is received from a consumer. The Dodd-Frank Act requires mortgage lenders to make additional disclosures prior to the extension of credit, in each billing statement, and for negative amortization loans and hybrid adjustable rate mortgages. Additionally, the CFPB adopted rules and forms that combine certain disclosures that consumers receive in connection with applying for and closing on a residential mortgage loan under the Truth in Lending Act (Regulation Z) and the Real Estate Settlement Procedures Act (Regulation X), also known as the TILA and RESPA Integrated Disclosures, or TRID. TRID established new disclosure timing requirements and applies to most closed-end consumer credit transactions secured by real property.

Privacy and Customer Information Security. The GLBA requires financial institutions to implement policies and procedures regarding the disclosure of nonpublic personal information about consumers to nonaffiliated third parties. In general, we must provide our consumer customers with a disclosure that explains our policies and procedures regarding the disclosure of such nonpublic personal information. We must also provide an updated notice if we change our information-sharing practices. Except as otherwise required or permitted by law, we are prohibited from disclosing nonpublic personal information except as provided in such policies and procedures. The GLBA also requires that we develop, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information (as defined under the GLBA), to protect against anticipated threats or hazards to the security or integrity of such information; and to protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer. We are also required to send a notice to customers whose “sensitive information” has been compromised if unauthorized use of this information is “reasonably possible.” Most of the states, including the states where we operate, have enacted legislation concerning breaches of data security and our duties in response to a data breach. Congress continues to consider federal legislation that would require consumer notice of data security breaches. Pursuant to the FACT Act, we have developed and implemented a written identity theft prevention program to detect, prevent, and mitigate identity theft in connection with the opening of certain accounts or certain existing accounts.
Additionally, the FACT Act amended the Fair Credit Reporting Act to generally prohibit a person from using information received from an affiliate to make a solicitation for marketing purposes to a consumer, unless the consumer is given notice and a reasonable opportunity and simple method to opt out of the making of such solicitations.
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
Interstate Banking. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 authorized an adequately capitalized and managed bank holding company to acquire banks based outside its home state, generally without regard to whether the state's law would permit the acquisition, and also authorized banks to merge across state lines thereby creating interstate branches. In addition, this Act authorized banks to acquire existing interstate branches (short of merger) or to establish new interstate branches. States were given the right, exercisable before June 1, 1997, to prohibit altogether or impose certain limitations on interstate mergers and the acquisition or establishment of interstate branches. The Dodd-Frank Act removed remaining state law impediments to de novo interstate branching. Although interstate banking and branching may have resulted in increased competitive pressures in the markets in which the Company operates, interstate branching may also present competitive opportunities for locally-owned and managed banks, such as Union, that are familiar with the local markets and that emphasize personal service and prompt, local decision-making. The ability to branch interstate has also benefited Union, as it permitted the expansion of its banking operations into New Hampshire, with the conversion of its loan production office in

Littleton to a full service branch in March of 2006, the May 2011 acquisition of three New Hampshire branches, the opening of a full service branch in Lincoln in 2014, and the opening of a loan production office in North Conway in 2018.
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
Bank Secrecy Act. Union is subject to federal laws establishing record keeping, customer identification and reporting requirements pertaining to large or suspicious cash transactions, purchases of other monetary instruments and the international transfer of cash or monetary instruments that may signify money laundering. Provisions designed to help combat international terrorism, were added to the Bank Secrecy Act by the 2001 USA Patriot Act. These provisions require banks to avoid establishing or maintaining correspondent accounts of foreign off-shore banks and banks in jurisdictions that have been found to fall significantly below international anti-money laundering standards. U.S. banks are also prohibited from opening correspondent accounts for off-shore shell banks, defined as banks that have no physical presence and that are not part of a regulated and recognized banking company. The USA Patriot Act requires all financial institutions to adopt an anti-money laundering program and to establish due diligence policies, procedures and controls that are reasonably designed to detect and report instances of money laundering in United States private banking accounts and correspondent accounts maintained for non-U.S. persons or their representatives. Effective May 11, 2018, banks are required to comply with enhanced customer due diligence regulations requiring collection of information on beneficial owners and control persons of legal entity customers.
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
Taxing Authorities. The Company and Union are subject to income taxes at the Federal level and are individually subject to state taxation based on the laws of each state in which they operate. The Company and Union file a consolidated federal tax return with a calendar year end. The Company and Union have filed separate tax returns for each state jurisdiction affected for

2019 and will do the same for 2020. No tax return is currently being examined or audited by any taxing authority that the Company is aware of. The taxing authorities also regulate the information reporting requirements that Union is subject to, and which continue to increase and require resources to comply with.

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
The Company will also provide copies of this 2020 Annual Report on Form 10-K, free of charge, upon written request to its Treasurer at the Company's main address, PO Box 667, Morrisville, VT 05661-0667. Shareholder meeting materials for our 2021 Annual Meeting are available at www.materials.proxyvote.com/905400 no later than the date on which they are mailed to shareholders.

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

Credit and Interest Rate Risks
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
At December 31, 2020, approximately 56% of our loan portfolio was comprised of commercial and commercial real estate loans. In general, commercial and commercial real estate loans have historically posed greater credit risks than owner occupied residential mortgage loans. The repayment of commercial real estate loans depends on the business and financial condition of borrowers. Economic events and changes in government regulations, which we and our borrowers cannot control or reliably predict, could have an adverse impact on the cash flows generated by the businesses and properties securing our commercial and commercial real estate loans and on the values of the collateral securing those loans. Repayment of commercial loans depends substantially on the borrowers’ underlying business, financial condition and cash flows. Commercial loans are generally collateralized by equipment, inventory, accounts receivable and other fixed assets.  Compared to real estate, that type of collateral is more difficult to monitor, its value is harder to ascertain, it may depreciate more rapidly and it may not be as readily saleable if repossessed.

Changes in interest rates and interest rate volatility may reduce our profitability.
Our consolidated earnings and financial condition are primarily dependent upon net interest income, which is the difference between interest earned from loans and investments and interest paid on deposits and borrowings. Net interest income can be affected significantly by changes in market interest rates. In particular, changes in relative interest rates may reduce our net interest income as the difference between interest income and interest expense decreases. As a result, we have adopted asset and liability management policies to minimize the potential adverse effects of changes in interest rates on net interest income, primarily by altering the mix and maturity of loans, investments and funding sources. However, there can be no assurance that a change in interest rates will not negatively impact our results of operations or financial condition. Because market interest rates may change by differing magnitudes and at different times, significant changes in interest rates over an extended period of time could reduce overall net interest income. A prolonged low interest rate environment could also have a negative impact on our results of operations due to continued asset yield compression. Asset yield compression could outpace funding cost relief as deposit costs are nearing implied floor levels while assets continue to adjust downward in the low rate environment. If the yield on average earning assets decreases at a rate greater than the yields on interest-bearing liabilities, net interest income will be negatively affected.

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

Risks Relating to Regulation of the Industry
We operate in a highly regulated environment and may be adversely affected by changes in laws, regulations and monetary policy.
We are subject to regulation and supervision by the FRB and Union Bank is subject to regulation and supervision by the FDIC and the DFR. Federal and state laws and regulations govern numerous matters affecting us, including changes in the ownership or control of banks and bank holding companies, maintenance of adequate capital and sound financial condition, branching activities, permissible types, amounts and terms of loans and investments, permissible nonbanking activities, the level of reserves against deposits and restrictions on dividend payments. The FDIC and the DFR possess the power to issue cease and desist orders against banks subject to their jurisdiction to prevent or remedy unsafe or unsound banking practices or violations of law, and the FRB possesses similar powers with respect to bank holding companies. These and other restrictions limit the manner in which we may conduct business and obtain financing.
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
The CFPB’s qualified mortgage rule, or “QM Rule,” became effective on January 10, 2014. The QM Rule requires mortgage lenders, prior to originating most residential mortgage loans, to make a determination of a borrower’s ability to repay the loan and establishes protections from liability under this requirement for so-called “qualified mortgages” that meet certain heightened criteria. If a mortgage lender does not appropriately establish a borrower’s ability to repay the loan, the borrower may be able to assert against the originator of the loan or any subsequent transferee, as a defense to foreclosure by way of recoupment or setoff, a violation of the ability-to-repay requirement. Loans that meet the definition of “qualified mortgage” will be presumed to have complied with the ability-to-repay standard. Although amendments to the QM Rule adopted by the CFPB in March 2021 will make it less challenging for a loan to meet the definition, the QM Rule and related ability-to-repay requirements and similar rules could nevertheless still limit Union's ability to make certain types of loans or loans to certain borrowers, or could make it more expensive and time-consuming to make these loans, which could limit the Bank’s growth or profitability.
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

As mandated by the Economic Growth, Regulatory Relief and Consumer Protection Act of 2018, the federal banking regulators in 2019 adopted a simplified capital framework known as the community bank leverage ratio (CBLR) framework for qualifying community banks which became effective with the March 31, 2020 regulatory capital calculation, the Company did not qualify to utilize the CBLR framework as of December 31, 2020. To the extent that the Company does not qualify to utilize the CBLR framework in the future, further increases in applicable capital requirements may adversely affect our ability to pay dividends, or require us to reduce business levels or raise capital, including in ways that may adversely affect our results of operations or financial condition.

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

Risks Relating to the Company's Stock
If we do not maintain net income growth, the market price of our common stock could be adversely affected.
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

Operational Risks
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

Strategic Risks
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

Economic Risks
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

General Risks
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
When we acquire a business, a portion of the purchase price of the acquisition may be allocated to goodwill and other identifiable intangible assets. The excess of the purchase price over the fair value of the net identifiable tangible and intangible assets acquired determines the amount of the purchase price that is allocated to goodwill acquired. At December 31, 2020, our goodwill and other identifiable intangible assets were approximately $2.5 million. Under current accounting standards, if we determine that goodwill or intangible assets are impaired, we would be required to write down the value of these assets to fair value. We conduct an annual review, or more frequently if events or circumstances warrant such, to determine whether goodwill is impaired. We recently completed our goodwill impairment analysis as of December 31, 2020 and concluded goodwill was not impaired. We conduct a review of our other intangible assets for impairment should events or circumstances warrant such. We cannot provide assurance that we will not be required to take an impairment charge in the future. Any impairment charge would have a negative effect on our shareholders’ equity and financial results and may cause a decline in our stock price.

The ongoing COVID-19 pandemic and measures intended to prevent its spread could have a material adverse effect on our business, results of operations and financial condition, and such effects will depend on future developments, which are highly uncertain and are difficult to predict.
Global health concerns relating to the COVID-19 outbreak and related government actions taken to reduce the spread of the virus have been weighing on the macroeconomic environment, and the outbreak has significantly increased economic uncertainty and reduced economic activity, including in our Vermont and New Hampshire markets. The outbreak has resulted in authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place or total lock-down orders and business limitations and shutdowns. Such measures have significantly contributed to rising unemployment and negatively impacted consumer and business spending. The United States government has taken steps to attempt to mitigate some of the more severe anticipated economic effects of the virus, including the passage of the CARES Act and the American Rescue Plan Act of 2021, as well as the recent rollout of vaccinations for the virus, that may help reduce the spread of the outbreak and related economic impact, but there can be no assurance that such steps will be effective or achieve their desired results in a timely fashion.
The outbreak has adversely impacted and is likely to further adversely impact our workforce and operations and the operations of our borrowers, customers and business partners. In particular, we may experience financial losses due to a number of operational factors impacting us or our borrowers, customers or business partners, including but not limited to:
•credit losses resulting from financial stress being experienced by our borrowers as a result of the outbreak and related governmental actions, particularly in the hospitality, health care and senior care, retail, and restaurant industries, but across other industries as well;
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
The lingering impacts of these factors may remain prevalent for a significant period of time and may continue to adversely affect our business, results of operations and financial condition, which includes capital, liquidity, and asset valuations, even after the COVID-19 outbreak has subsided.
The spread of COVID-19 has caused us to modify our business practices (including restricting employee travel, limiting customer access to banking facilities, and developing work from home and social distancing plans for our employees), and we may take further actions as may be required by government authorities or as we determine are in the best interests of our employees, customers and business partners. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus or will otherwise be satisfactory to government authorities.
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
Item 1B. Unresolved Staff Comments
None
Item 2. Properties
As of December 31, 2020, Union operated 14 community banking locations in Lamoille, Caledonia, Chittenden, Franklin and Washington counties of Vermont, four in Grafton and Coos counties of New Hampshire and loan centers in Williston, Vermont and North Conway, New Hampshire. In addition as of such date, Union also operated several ATMs in northern Vermont and New Hampshire. Union owns, free of encumbrances, 16 of its branch locations and its headquarters and leases two branch locations, the NH loan center location, the land the Williston branch and loan center was built on and certain ATM premises from third parties under terms and conditions considered by management to be favorable to Union. Union also owns or leases certain properties contiguous to its branch locations for staff and customer parking convenience.
Additional information relating to the Company's properties as of December 31, 2020, is set forth in Notes 8 and 9 to the consolidated financial statements contained in Part II, Item 8 of this Annual Report.
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

On February 28, 2021, there were 4,480,547 shares of common stock outstanding held by 503 stockholders of record. The number of stockholders does not reflect the number of beneficial owners, including persons or entities who may hold the stock in nominee or “street name.”

Repurchase of Common Stock
There was no repurchase of the Company's equity securities during the quarter ended December 31, 2020.

Securities Authorized for Issuance Under Equity Compensation Plans
Information regarding equity securities authorized for issuance under the Company's equity compensation plans is included in Part III, Item 12 of this Annual Report under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”, and is incorporated herein by reference.

Five Year Performance Graph: The following graph illustrates the annual percentage change in the cumulative total shareholder return of the Company's common stock for the period December 31, 2015 through December 31, 2020. For purposes of comparison, the graph illustrates comparable shareholder returns of the SNL Bank $500M-$1B Index and the NASDAQ Composite Index. The graph assumes a $100 investment on December 31, 2015 in each case and measures the amount by which the market value, assuming reinvestment of dividends, has changed during the five year period ended December 31, 2020.

Stock Performance Graph

300
250
200
150
100
50
Index Value
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
Period Ended
Union Bankshares, Inc.
NASDAQ Composite
SNL Bank $500M-$1B

	Period Ended
Index	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
Union Bankshares, Inc.	100.00	168.82	201.88	186.41	146.33	109.56
NASDAQ Composite	100.00	108.87	141.33	137.12	187.44	271.64
SNL Bank $500M-$1B	100.00	135.02	164.73	159.00	204.78	176.93
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

Item 6. Selected Financial Data
Omitted, in accordance with the regulatory relief available to smaller reporting companies in SEC Release Nos. 33-10513 (effective September 10, 2018) and the repeal of Item 301 of Regulation S-K adopted in SEC Releases 33-10890 and 34-90459.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
GENERAL
The following discussion and analysis by management focuses on those factors that, in management's view, had a material effect on the consolidated financial position of Union Bankshares, Inc. ("the Company," "our," "we," "us") and its subsidiary, Union Bank ("Union"), as of December 31, 2020 and 2019, and its consolidated results of operations for the years then ended. The Company is considered a "smaller reporting company" under the disclosure rules of the SEC. Accordingly, the Company has elected to provide its audited statements of income, comprehensive income, cash flows, and changes in stockholders' equity for a two year, rather than a three year, period and intends to provide smaller reporting company scaled disclosures where management deems appropriate.

This discussion is being presented to provide a narrative explanation of the consolidated financial statements and should be read in conjunction with the consolidated financial statements and related notes and with other financial data contained in Item 8, Part II of this Annual Report. The purpose of this presentation is to enhance overall financial disclosures and to provide information about historical financial performance and developing trends as a means to assess to what extent past performance can be used to evaluate the prospects for future performance. Management is not aware of the occurrence of any events after December 31, 2020 which would materially affect the information presented.
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

CRITICAL ACCOUNTING POLICIES
The Company has established various accounting policies which govern the application of GAAP in the preparation of the Company's financial statements. Certain accounting policies involve significant judgments and assumptions by management which have a material impact on the reported amount of assets, liabilities, capital, revenues and expenses and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The SEC has defined a company's critical accounting policies as the ones that are most important to the portrayal of the company's financial condition and results of operations, and which require management to make its most difficult and subjective judgments, often as a result of the need to make estimates on matters that are inherently uncertain. Based on this definition, management has identified the accounting policies and judgments most critical to the Company. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Nevertheless, because the nature of the judgments and assumptions made by management is inherently subject to a degree of uncertainty, actual results could differ from estimates and have a material impact on the carrying value of assets, liabilities, capital, or the results of operations of the Company.

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
Other than temporary impairment of securities
The OTTI decision is a critical accounting policy for the Company. Accounting guidance requires a company to perform periodic reviews of individual debt securities in its investment portfolio to determine whether a decline in the value of a security is OTT. A review of OTTI requires management to make certain judgments regarding the cause and materiality of the decline, its effect on the financial statements and the probability, extent and timing of a valuation recovery, the Company's intent and ability to continue to hold the security, and, with respect to debt securities, the likelihood that the Company will have to sell the security before its value recovers. Pursuant to these requirements, management assesses valuation declines to determine the extent to which such changes are attributable to (1) fundamental factors specific to the issuer, such as the nature of the issuer and its financial condition, business prospects or other issuer-specific factors or (2) market-related factors, such as interest rates or equity market declines. Declines in the fair value of debt securities below their costs that are deemed by management to be OTT are recorded in earnings as realized losses to the extent they are deemed credit losses, with noncredit losses recorded in OCI (loss). Once an OTT loss on a debt security is realized, subsequent gains in the value of the security may not be recognized in income until the security is sold.
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
Other
The Company also has other key accounting policies, which involve the use of estimates, judgments and assumptions, that are significant to understanding the Company's financial condition and results of operations, including investment securities. The most significant accounting policies followed by the Company are presented in Note 1 to the consolidated financial statements and in the section below under the caption “FINANCIAL CONDITION” and the subcaptions “Allowance for Loan Losses and Credit Quality” and ”Investment Activities”. Although management believes that its estimates, assumptions and judgments are reasonable, they are based upon information available when such estimates, assumptions and judgments are made and can be impacted by future events and events outside the control of the Company. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.

OVERVIEW
By most measures, 2020 has been a difficult year for our nation and the world at large. The low interest rate environment has continued to pressure the Company's net interest spread, but also has precipitated a surge in residential refinances and increased the already strong real estate purchase market fueled by increased migration into the market areas served by the Company. Despite the economic disruption caused by the pandemic, many segments of the economy have survived allowing us to be cautiously optimistic for the future. The financial results for the Company are better than expected given the pandemic, which could not have been accomplished without a strong team of dedicated professionals.
On March 3, 2020, the Federal Open Market Committee (FOMC) reduced the target federal funds rate by 50 basis points to a range of 1.00% to 1.25%. This rate was further reduced to a target range of 0% to 0.25% on March 16, 2020. Recent FOMC meetings indicate this low target range will remain in effect until members of the FOMC are confident the economy has weathered recent events and is on track to achieve its maximum employment and price stability goals, which may not be until late in 2021 or beyond. Prolonged reductions in interest rates and other effects of the COVID-19 outbreak may continue to adversely affect the Company’s net interest income.
The Company's consolidated net income was $12.8 million, or $2.86 per share, for 2020 compared to $10.6 million, or $2.38 per share for 2019. The increase in net income reflects the combined effect of increases in net interest income of $1.3 million or 4.4%, and in noninterest income of $5.5 million, or 53.1%, partially offset by increases in noninterest expenses of $2.7 million, or 9.9%, the provision for loan losses of $1.4 million, or 183.9%, and the provision for income taxes of $589 thousand, or 32.2%.
Union originated $69.8 million in PPP loans as of December 31, 2020 to assist customers during the economic disruption caused by COVID-19. PPP loans in the amount of $3.6 million had been forgiven as of December 31, 2020. Interest income and origination fees from PPP loans were $481 thousand and $953 thousand, respectively, for the year ended December 31, 2020.
Additionally, sales of qualifying residential loans to the secondary market for the year ended December 31, 2020 were $263.1 million resulting in gain on sales of $8.2 million, compared to sales of $158.0 million and gain on sales of $2.9 million for the year ended December 31, 2019. The increased volume of loan sales reflects an increase in residential mortgage financing activity likely due to the drop in interest rates.
As of December 31, 2020, the Company had total consolidated assets of $1.1 billion, an increase of 25.3% compared to December 31, 2019. Net loans and loans held for sale increased $122.3 million or 18.2%, to $794.9 million, or 72.7% of total assets, at December 31, 2020, compared to $672.6 million, or 77.1% of total assets, at December 31, 2019.
The Company's primary source of funding, customer deposits, increased $250.3 million, or 33.6%, to reach $994.3 million at December 31, 2020. The increase was attributable to proceeds from PPP loans deposited into customer accounts at Union, customers' receipt of government stimulus payments, and the general lack of spending due to the economic disruption caused by COVID-19.
The Company's total capital increased from $71.8 million at December 31, 2019 to $80.9 million at December 31, 2020. This increase reflects net income of $12.8 million for 2020, less regular cash dividends paid of $5.7 million, and a $1.7 million increase in accumulated OCI resulting primarily from increases in the fair market value of the Company's investment portfolio. (See Capital Resources on page 44.)

RESULTS OF OPERATIONS
For the year ended December 31, 2020, net income was $12.8 million compared to $10.6 million for the year ended December 31, 2019. The primary components of these results, which include net interest income, provision for loan losses, noninterest income, noninterest expenses, and provision for income taxes, are discussed below:
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
Net interest income was $31.6 million on a fully tax equivalent basis for 2020, compared to $30.3 million for 2019, an increase of $1.3 million, or 4.4%. The net interest spread decreased 45 bps to 3.40% for the year ended December 31, 2020, from 3.85% for the year ended December 31, 2019, reflecting the net effect of the 18 bps decrease in the average rate paid on interest bearing liabilities and the 63 bps decrease in the average yield earned on interest earning assets between periods. The net interest margin decreased 47 bps to 3.57% for the year ended December 31, 2020 compared to 4.04% for the year ended December 31, 2019.
The average yield on average earning assets was 4.14% for the year ended December 31, 2020 compared to 4.77% for the year ended December 31, 2019, a decrease of 63 bps despite an increase in average earning assets of $135.9 million. Interest income on investment securities decreased $169 thousand year over year due to a decrease of 38 bps in the average yield even though an increase in average balances of $6.4 million occurred between the comparison periods. Interest income on loans increased $1.2 million between comparison periods due to an increase in the average volume of loans outstanding of $96.8 million, despite a decrease in the average yield of 50 bps. The current interest rate environment and competition for quality loans continues to put downward pressure on loan yields. The decrease in the average yield between the comparison periods also reflects the lower yield on the PPP loans originated during the second quarter of 2020. The average balance of PPP loans for the year ended December 31, 2020 was $48.3 million with an average yield of 2.97%, which takes into account the interest income and origination fees earned on the loans in addition to the mandated 1.0% annual interest rate.
The average cost of funding, which is tied primarily to our customer deposits, decreased 18 bps to 0.74% for the year ended December 31, 2020, compared to 0.92% for the year ended December 31, 2019. Interest expense decreased $453 thousand to $5.1 million for the year ended December 31, 2020 compared to $5.6 million for the year ended December 31, 2019. The decrease in interest expense was primarily due to lower rates paid on interest bearing liabilities, partially offset by an increase in average balances of $87.6 million between periods. Management expects further reduction in the average cost of funds in future periods due to lowering of interest rates on time deposit and savings account products, and has no plans at this time to offer any time deposit specials. Interest expense on borrowed funds decreased $504 thousand year over year due to a decrease in the average balance of borrowed funds of $15.3 million, or 38.8%, and a decrease in the average rate paid of 68 bps, to 1.52%, for the year ended December 31, 2020. See the following tables for details.

The following table shows for the periods indicated the total amount of tax equivalent interest income from average interest earning assets, the related average tax equivalent yields, the tax equivalent interest expense associated with average interest bearing liabilities, the related tax equivalent average rates paid, and the resulting tax equivalent net interest spread and margin:

	Years Ended December 31,
	2020			2019			2018
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Average Assets:
Federal funds sold and overnight deposits	$47,020	$92	0.19%	$14,808	$190	1.26%	$12,274	$104	0.84%
Interest bearing deposits in banks	8,919	162	1.81%	7,813	195	2.49%	9,805	207	2.11%
Investment securities (1), (2)	87,352	1,964	2.39%	81,002	2,133	2.77%	71,123	1,852	2.80%
Loans, net (1), (3)	753,779	34,435	4.62%	656,937	33,209	5.12%	615,739	29,883	4.91%
Nonmarketable equity securities	1,795	97	5.40%	2,433	143	5.89%	2,840	150	5.27%
Total interest earning assets (1)	898,865	36,750	4.14%	762,993	35,870	4.77%	711,781	32,196	4.59%
Cash and due from banks	5,265			5,027			4,264
Premises and equipment	20,501			19,177			15,043
Other assets	35,910			29,208			23,319
Total assets	$960,541			$816,405			$754,407
Average Liabilities and Stockholders' Equity:
Interest bearing checking accounts	$197,698	$705	0.36%	$161,789	$487	0.30%	$147,553	$233	0.16%
Savings/money market accounts	330,085	2,191	0.66%	262,105	1,937	0.74%	257,717	1,423	0.55%
Time deposits	144,856	1,880	1.30%	145,935	2,301	1.58%	116,717	1,215	1.04%
Borrowed funds	24,015	371	1.52%	39,272	875	2.20%	41,625	691	1.64%
Total interest bearing liabilities	696,654	5,147	0.74%	609,101	5,600	0.92%	563,612	3,562	0.63%
Noninterest bearing deposits	177,792			130,322			121,902
Other liabilities	10,188			8,874			8,943
Total liabilities	884,634			748,297			694,457
Stockholders' equity	75,907			68,108			59,950
Total liabilities and stockholders’ equity	$960,541			$816,405			$754,407
Net interest income		$31,603			$30,270			$28,634
Net interest spread (1)			3.40%			3.85%			3.96%
Net interest margin (1)			3.57%			4.04%			4.09%
____________________
(1)Average yields reported on a tax equivalent basis using a marginal federal corporate income tax rate of 21%.
(2)Average balances of investment securities are calculated on the amortized cost basis and include nonaccrual securities, if applicable.
(3)Includes loans held for sale as well as nonaccrual loans, unamortized costs and premiums and is net of the ALL.

Tax exempt interest income amounted to $2.6 million, and $2.4 million for the years ended December 31, 2020 and 2019, respectively. The following table presents the effect of tax exempt income on the calculation of net interest income, using a marginal federal corporate income tax rate of 21% for the years ended December 31, 2020 and 2019:

	Years Ended December 31,
	2020	2019
	(Dollars in thousands)
Net interest income as presented	$31,603	$30,270
Effect of tax-exempt interest
Investment securities	121	109
Loans	381	405
Net interest income, tax equivalent	$32,105	$30,784

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
•changes in rate (change in rate multiplied by prior volume); and
•total change in rate and volume.

Changes attributable to both rate and volume have been allocated proportionately to the change due to volume and the change due to rate.

	Year Ended December 31, 2020 Compared to Year Ended December 31, 2019 Increase/(Decrease) Due to Change In			Year Ended December 31, 2019 Compared to Year Ended December 31, 2018 Increase/(Decrease) Due to Change In
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in thousands)
Interest earning assets:
Federal funds sold and overnight deposits	$163	$(261)	$(98)	$25	$61	$86
Interest bearing deposits in banks	25	(58)	(33)	(46)	34	(12)
Investment securities	165	(334)	(169)	290	(9)	281
Loans, net	4,676	(3,450)	1,226	2,036	1,290	3,326
Nonmarketable equity securities	(36)	(10)	(46)	(23)	16	(7)
Total interest earning assets	$4,993	$(4,113)	$880	$2,282	$1,392	$3,674
Interest bearing liabilities:
Interest bearing checking accounts	$119	$99	$218	$25	$229	$254
Savings/money market accounts	465	(211)	254	24	490	514
Time deposits	(17)	(404)	(421)	355	731	1,086
Borrowed funds	(281)	(223)	(504)	(39)	223	184
Total interest bearing liabilities	$286	$(739)	$(453)	$365	$1,673	$2,038
Net change in net interest income	$4,707	$(3,374)	$1,333	$1,917	$(281)	$1,636

Provision for Loan Losses. The provision for loan losses was $2.2 million and $775 thousand for the years ended December 31, 2020 and 2019, respectively. The increase in the provision resulted from management's adjustment to the economic qualitative factors utilized to estimate the allowance for loan losses due to the economic disruption related to the COVID-19 pandemic impacting Union's borrowers. The provision for 2020 was deemed appropriate by management based on the size and mix of the loan portfolio, the level of nonperforming loans, the results of the qualitative factor review and prevailing economic conditions. For further details, see FINANCIAL CONDITION Asset Quality and Allowance for Loan Losses below.

Noninterest Income. The following table sets forth the components of noninterest income for the years ended December 31, 2020 and 2019 :

	For The Years Ended December 31,
	2020	2019	$ Variance	% Variance
	(Dollars in thousands)
Trust income	$707	$692	$15	2.2
Service fees	5,924	6,108	(184)	(3.0)
Net gains on sales of investment securities AFS	11	25	(14)	(56.0)
Net gains on sales of loans held for sale	8,168	2,895	5,273	182.1
Net gain on other investments	240	132	108	81.8
Income from mortgage servicing rights, net	542	50	492	984.0
Income from Company-owned life insurance	318	281	37	13.2
Other income	93	272	(179)	(65.8)
Total noninterest income	$16,003	$10,455	$5,548	53.1
The significant changes in noninterest income for the year ended December 31, 2020 compared to the year ended December 31, 2019 are described below:
•Service fees. The Company's service fee income has been reduced as customers have managed account balances due to receipt of government stimulus money and general lack of spending opportunities due to the economic disruption caused by COVID-19. Service fees decreased $184 thousand for the year ended December 31, 2020 primarily due to reductions in service charge and overdraft fee income on customer accounts of $316 thousand and a decrease of $48 thousand in other fee income. These decreases were partially offset by an increase in loan servicing fees of $93 thousand due to the increase in our serviced loan portfolio from $579.9 million at December 31, 2019 to $629.5 million at December 31, 2020, or an increase of 8.5%, and an increase of $86 thousand in ATM network income.
•Net gains on sales of loans held for sale. Continuing the Company's strategy to mitigate long-term interest rate risk, residential and commercial loans totaling $263.2 million were sold to the secondary market during 2020, versus residential and commercial loan sales of $158.3 million during 2019. The increase in net gains on sales of real estate loans reflects both an increase in the volume of sold loans and higher premiums on those sales.
•Net gain on other investments. Participants in the 2020 Amended and Restated Executive Nonqualified Excess Plan elect to defer receipt of current compensation from the Company or its subsidiary and select designated reference investments consisting of investment funds. The performance of those funds, over which the Company has no control, resulted in net gains of $240 thousand for the year ended December 31, 2020 compared to net gains of $132 thousand for the year ended December 31, 2019.
•Income from mortgage servicing. Income from mortgage servicing rights is derived from servicing rights acquired through the sale of loans where servicing is retained. Capitalized servicing rights are initially recorded at fair value and amortized in proportion to, and over the period of, the future estimate of servicing the underlying mortgages. The increase in the volume of sales of residential loans as discussed above resulted in increased income from mortgage servicing rights for 2020 compared to 2019.
•Income from Company-owned life insurance. The Company purchased $3.0 million of company owned life insurance covering select officers of Union during the third quarter of 2019, resulting in increased income for the year ended December 31, 2020.
•Other income. Other income for 2019 included $131 thousand in prepayment penalties from the early payoff of commercial loans and $50 thousand related to oil and gas income, which were not repeated in 2020.

Noninterest Expense. The following table sets forth the components of noninterest expenses for the years ended December 31, 2020 and 2019:

	For The Years Ended December 31,
	2020	2019	$ Variance	% Variance
	(Dollars in thousands)
Salaries and wages	$13,220	$11,821	$1,399	11.8
Employee benefits	4,580	4,210	370	8.8
Occupancy expense, net	1,805	1,806	(1)	(0.1)
Equipment expense	3,057	2,475	582	23.5
Other loan related expenses	346	263	83	31.6
Vermont franchise tax	759	678	81	11.9
FDIC insurance assessment	443	271	172	63.5
Professional fees	774	701	73	10.4
Supplies and printing	339	397	(58)	(14.6)
Donations	272	190	82	43.2
Training and development	136	187	(51)	(27.3)
Travel and entertainment	93	192	(99)	(51.6)
Other expenses	4,358	4,281	77	1.8
Total noninterest expense	$30,182	$27,472	$2,710	9.9
The significant changes in noninterest expense for the year ended December 31, 2020 compared to the year ended December 31, 2019 are described below:
•Salaries and wages. The $1.4 million increase in salaries and wages was due to increases in commissions earned by mortgage loan originators, annual salary adjustments, and an increase in accrual amounts for the annual incentive plan payments to select officers of Union. Additionally, a one-time holiday gift was paid to all full and part-time employees totaling $192 thousand and a one-time payout of unused employee earned time off of $142 thousand occurred during 2020. Salaries and wages are reduced by deferred loan origination costs at the time of origination. Deferred loan origination costs reduced salaries and wages by $430 thousand at December 31, 2020 compared to $109 thousand at December 31, 2019. The increased deferred loan origination costs in 2020 was primarily attributable to the origination of PPP loans.
•Employee benefits. Employee benefit expense increased $370 thousand due to increases of $100 thousand in payroll taxes, $153 thousand in 401k plan contributions and $128 thousand in employee benefits related to the Company's deferred compensation plans, partially offset by a decrease in the cost of group health insurance of $12 thousand.
•Occupancy expense, net. In May 2020, the Company moved forward with the planned closure of two full service branches. These closures were not a result of COVID-19. One of the branch closures was a leased property with respect to which a loss on the disposal of leasehold improvements of $34 thousand was recorded during 2020. Property tax expense increased $21 thousand primarily due to the two new full service branches that opened in 2019. These increases were offset by reductions of $37 thousand in lease expense and $21 thousand in utilities.
•Equipment expense. Equipment expense increased by $582 thousand primarily due to increases of $333 thousand in depreciation expense, $172 thousand in software license and maintenance costs, $96 thousand in equipment rental and service contracts, partially offset by a decrease of $19 thousand in equipment repairs and operation expense.
•Other loan related expenses. Other loan related expenses consist of other costs incurred for originating and servicing loans such as insurance and property tax tracking expenses, credit report fees and other real estate closing costs. These expenses increased in 2020 compared to 2019 due to the increase in loan volumes throughout the Company's market areas.
•Vermont franchise taxes. The Vermont franchise tax is determined based on a quarterly tax rate applied to the Company's average balance of Vermont customer deposit balances. The tax rate remained unchanged throughout 2020 and 2019; however, the average balances in Vermont deposit accounts increased for the year ended December 31, 2020, resulting in an increase in expense.
•FDIC insurance assessment. Union was awarded a one-time assessment credit of $179 thousand by the FDIC to offset the deposit insurance assessment, which was utilized during 2019.

•Professional fees. During 2020, additional consultants were engaged to assist with employment searches and other advisory services that were not utilized in 2019, resulting in a $73 thousand increase between periods.
•Supplies and printing. Supplies and printing expense decreased $58 thousand primarily due to the economic disruption caused by COVID-19. Branch lobbies were closed to customers for approximately three months during 2020 and several employees were working remotely, resulting in less demand for operational supplies.
•Donations. As part of the Company's commitment to continually help to enhance the economic vitality and social welfare of our communities, charitable donations for 2020 increased $82 thousand compared to 2019.
•Training and development. Due to the economic disruption caused by COVID-19, training and development expenses have decreased during 2020 as the majority of in-person training opportunities were replaced with virtual options offered at lower costs.
•Travel and entertainment. Travel and entertainment expenses decreased primarily due to the economic disruption caused by COVID-19. The Company suspended business travel and intercompany travel between locations for the majority of the second quarter of 2020 and thereafter limited employee travel only for essential purposes.
•Other expenses. Other expenses increased $77 thousand during 2020 primarily due to prepayment penalties on the early payoff of FHLB advances of $66 thousand and increases of $40 thousand in electronic banking expenses and $29 thousand in new ICS account fees. These increases were partially offset by decreases of $34 thousand in postage expense and $21 thousand in losses on deposit accounts. The remaining variances between the comparison periods was comprised of changes in various other expense categories.

Provision for Income Taxes. The Company has provided for current and deferred federal income taxes for the current and prior periods presented. The Company's net provision for income taxes was $2.4 million for 2020 and $1.8 million for 2019. The Company’s effective federal corporate income tax rate was 15.5% and 14.4% for 2020 and 2019, respectively.
Amortization expense related to limited partnership investments included as a component of tax expense amounted to $935 thousand and $745 thousand for the years ended December 31, 2020 and 2019, respectively. These investments provide tax benefits, including tax credits. Low income housing tax credits with respect to limited partnership investments are also included as a component of income tax expense and amounted to $987 thousand and $803 thousand for the years ended December 31, 2020 and 2019, respectively. See Note 11 to the Company's consolidated financial statements.

FINANCIAL CONDITION
At December 31, 2020, the Company had total consolidated assets of $1.1 billion, including gross loans and loans held for sale (total loans) of $803.4 million, deposits of $994.3 million and stockholders' equity of $80.9 million. The Company’s total assets increased $220.6 million, or 25.3%, from $872.9 million at December 31, 2019.

Net loans and loans held for sale increased $122.3 million, or 18.2%, to $794.9 million, or 72.7% of total assets, at December 31, 2020, compared to $672.6 million, or 77.1% of total assets, at December 31, 2019. (See Loan Portfolio below.)

Total deposits increased $250.3 million, or 33.6% to $994.3 million at December 31, 2020, from $744.0 million at December 31, 2019. There were increases in interest bearing deposits of $178.4 million, or 38.9%, and noninterest bearing deposits of $78.8 million, or 57.8%, which were partially offset by a decrease in time deposits of $7.0 million, or 4.7%. (See average balances and rates in the Yields Earned and Rates Paid table on page 29.)

Total borrowed funds decreased $40.0 million, or 84.8%, from $47.2 million at December 31, 2019 to $7.2 million at December 31, 2020. (See Borrowings on page 42.)

Total stockholders’ equity increased $9.0 million, or 12.6%, from $71.8 million at December 31, 2019 to $80.9 million at December 31, 2020. (See Capital Resources on page 44.)

Loan Portfolio. The Company's gross loan portfolio (including loans held for sale) increased $125.7 million, or 18.5%, to $803.4 million, representing 73.5% of assets at December 31, 2020, from $677.7 million, representing 77.6% of assets at December 31, 2019. The Company's loans consist primarily of adjustable-rate and fixed-rate mortgage loans secured by one-to-four family, multi-family residential or commercial real estate. Real estate secured loans represented $593.4 million, or 73.9% of total loans, at December 31, 2020 compared to $559.1 million, or 82.5% of total loans, at December 31, 2019. The Company had 679 PPP loans totaling $66.2 million classified as commercial loans as of December 31, 2020. Changes in the composition of the Company's loan portfolio from December 31, 2019 (see table below) resulted from the increase in the commercial portfolio related to PPP loan originations, an increase in the volume of residential loans originated for sale to the secondary market, a decrease in the outstanding balance of construction loans and an increase in the municipal portfolio. There was no material change in the Company's lending programs or terms during 2020, other than its participation in the PPP.

The composition of the Company's loan portfolio at year-end for each of the last five years was as follows:

	2020		2019		2018		2017		2016
	$	%	$	%	$	%	$	%	$	%
	(Dollars in thousands)
Residential real estate	$183,166	22.8	$192,125	28.4	$187,320	29.0	$178,999	30.1	$172,727	31.9
Construction real estate	57,417	7.1	69,617	10.3	55,322	8.6	42,935	7.2	34,189	6.3
Commercial real estate	320,627	39.9	289,883	42.8	276,500	42.8	254,291	42.8	249,063	46.0
Commercial	108,861	13.6	47,699	7.0	47,228	7.3	50,719	8.5	41,999	7.8
Consumer	2,601	0.3	3,562	0.5	3,241	0.5	3,894	0.7	3,962	0.7
Municipal	98,497	12.3	67,358	9.9	72,850	11.3	55,777	9.4	31,350	5.8
Loans held for sale	32,188	4.0	7,442	1.1	2,899	0.5	7,947	1.3	7,803	1.5
Total loans	$803,357	100.0	$677,686	100.0	$645,360	100.0	$594,562	100.0	$541,093	100.0

The Company originates and sells qualified residential mortgage loans in various secondary market avenues, with a majority of sales made to the FHLMC/Freddie Mac, generally with servicing rights retained. At December 31, 2020, the Company serviced an $819.6 million residential real estate mortgage portfolio, of which $32.2 million was held for sale and approximately $604.2 million was serviced for unaffiliated third parties. This compares to a residential real estate mortgage servicing portfolio of $754.7 million at December 31, 2019, of which $7.4 million was held for sale and approximately $555.1 million was serviced for unaffiliated third parties. Loans held for sale are accounted for at the lower of cost or fair value and are reviewed by management at least quarterly based on current market pricing.

The Company sold $263.1 million of qualified residential real estate loans originated during 2020 to the secondary market to mitigate long-term interest rate risk and to generate fee income, compared to sales of $158.0 million during 2019. Residential mortgage loan origination activity was strong during 2020, reflecting the low interest rate environment resulting from the FOMC target rate reductions beginning in March in response to the COVID-19 emergency. The Company originates and sells FHA, VA, and RD residential mortgage loans, and also has an Unconditional Direct Endorsement Approval from HUD which allows the Company to approve FHA loans originated in any of its Vermont or New Hampshire locations without needing prior HUD underwriting approval. The Company sells FHA, VA and RD loans as originated with servicing released. Some of the government backed loans qualify for zero down payments without geographic or income restrictions. These loan products increase the Company's ability to serve the borrowing needs of residents in the communities served, including low and moderate income borrowers, while the government guaranty mitigates the Company's exposure to credit risk.

The Company also originates commercial real estate and commercial loans under various SBA, USDA and State sponsored programs which provide a government agency guaranty for a portion of the loan amount. There was $70.2 million and $4.0 million guaranteed under these various programs at December 31, 2020 and 2019, respectively, on aggregate balances of $71.5 million and $5.1 million in subject loans for the same time periods. The December 31, 2020 amounts include the $66.2 million of PPP loans that are guaranteed 100% by SBA. The Company occasionally sells the guaranteed portion of a loan to other financial concerns and retains servicing rights, which generates fee income. There were $131 thousand and $315 thousand in commercial real estate or commercial loans sold during 2020 and 2019, respectively. The Company recognizes gains and losses on the sale of the principal portion of these loans as they occur.

The Company serviced $25.2 million and $24.8 million of commercial and commercial real estate loans for unaffiliated third parties as of December 31, 2020 and 2019, respectively. This includes $23.7 million and $23.1 million of commercial or commercial real estate loans the Company had participated out to other financial institutions at December 31, 2020 and 2019, respectively. These loans were participated in the ordinary course of business on a nonrecourse basis, for liquidity or credit concentration management purposes.

As of December 31, 2020, total loans serviced had grown to $1.4 billion, which includes total loans on the balance sheet of $803.4 million as well as total loans sold with servicing retained of $629.5 million, compared to total loans serviced of $1.3 billion as of December 31, 2019.

The Company capitalizes MSRs for all loans sold with servicing retained and recognizes gains and losses on the sale of the principal portion of these loans as they occur. The unamortized balance of MSRs on loans sold with servicing retained was $2.3 million and $1.7 million as of December 31, 2020 and 2019, respectively, with an estimated market value in excess of the carrying value at both year ends. Management periodically evaluates and measures the servicing assets for impairment.

Qualifying residential first mortgage loans and certain commercial real estate loans with a carrying value of $210.0 million and $207.7 million were pledged as collateral for borrowings from the FHLB under a blanket lien at December 31, 2020 and 2019, respectively.

The following table breaks down by classification the contractual maturities of the gross loans held in portfolio and for sale as of December 31, 2020:

	Within 1 Year	2-5 Years	Over 5 Years	Total
	(Dollars in thousands)
Fixed rate
Residential real estate	$674	$1,643	$131,874	$134,191
Construction real estate	31,134	59	2,772	33,965
Commercial real estate	4,171	912	23,519	28,602
Commercial	1,953	77,052	19,531	98,536
Consumer	1,356	1,101	124	2,581
Municipal	81,834	8,460	8,203	98,497
Total fixed rate	121,122	89,227	186,023	396,372
Variable rate
Residential real estate	1,103	796	79,264	81,163
Construction real estate	2,130	2,779	18,543	23,452
Commercial real estate	6,642	3,268	282,115	292,025
Commercial	3,269	1,485	5,571	10,325
Consumer	20	—	—	20
Total variable rate	13,164	8,328	385,493	406,985
	$134,286	$97,555	$571,516	$803,357
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
As a result of the current economic environment caused by the COVID-19 pandemic, numerous industries and individuals have and will continue to experience adverse impacts which may affect our borrowers’ ability to make their loan payments on a timely basis. The Company’s management is focused on the impact that the COVID-19 economic disruption is having on its borrowers and closely monitors industry and geographic concentrations, specifically the impact on the region's tourist and restaurant industries. As a result of the economic disruption including government mandated business shutdowns and curtailed re-openings, the nationwide unemployment rate was reported at 6.7% for December 2020 compared to 3.5% for December 2019. The Vermont unemployment rate was reported at 3.1% for December 2020 compared to 2.2% for December 2019 and the New Hampshire unemployment rate was 4.0% for December 2020 compared to 2.5% for December 2019. Management will continue to monitor the national, regional and local economic environment in relation to the COVID-19 crisis and its impact on unemployment, business outlook and real estate values in the Company’s market area.
The Company also monitors its delinquency levels for any adverse trends. Management closely monitors the Company’s loan and investment portfolios, OREO and OAO for potential problems and reports to the Boards of the Company and Union at regularly scheduled meetings. Repossessed assets and loans or investments that are 90 days or more past due or in nonaccrual status are considered to be nonperforming assets.
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
In March 2020, the federal banking agencies issued guidance, confirmed by the FASB, that certain short-term modifications made to loans to borrowers affected by the COVID-19 pandemic and government shutdown orders would not be considered TDRs under specified circumstances (See Note 1). During 2020, the Company executed modifications under this guidance on outstanding loan balances of $175.5 million that carried accrued interest of $1.2 million. Of the total modifications executed, outstanding loan balances of $37.6 million remained subject to modification terms and carried accrued interest of $352 thousand as of December 31, 2020. The Company intends to continue to follow the guidance of the banking regulators in making TDR determinations.
The following table details the composition of the Company's nonperforming assets as of December 31:

	2020	2019	2018	2017	2016
	(Dollars in thousands)
Nonaccrual loans	$2,410	$2,323	$816	$1,191	$3,545
Loans past due 90 days or more and still accruing interest	511	1,179	1,140	494	840
Total nonperforming loans	2,921	3,502	1,956	1,685	4,385
OREO	50	—	—	36	—
Total nonperforming assets	$2,971	$3,502	$1,956	$1,721	$4,385

Guarantees of U.S. or state government agencies on the above nonperforming loans	$177	$286	$114	$131	$599
TDR loans	$2,864	$2,871	$3,309	$3,252	$3,419

The following table shows trends of certain asset quality ratios monitored by Company's management at December 31:

	2020	2019	2018	2017	2016
Allowance for loan losses to loans not held for sale	1.07%	0.91%	0.89%	0.92%	0.98%
Allowance for loan losses to nonperforming loans	283.16%	174.81%	293.40%	320.95%	119.66%
Nonperforming loans to total loans	0.36%	0.52%	0.30%	0.28%	0.81%
Nonperforming assets to total assets	0.27%	0.40%	0.24%	0.23%	0.63%
Delinquent loans (30 days to nonaccruing) to total loans	0.83%	1.35%	1.41%	1.05%	1.55%
Net charge-offs to average loans not held for sale	0.01%	0.06%	0.02%	0.01%	0.02%

Nonperforming loans at December 31, 2020 decreased $581 thousand, or 16.6%, and decreased as a percentage of assets from 0.40% at December 31, 2019 to 0.27% at December 31, 2020, with the ALL as a percentage of nonperforming loans increasing from 174.81% to 283.16%. Management considers the asset quality ratios to be at favorable levels. The Company's success at keeping the ratios at favorable levels is the result of continued focus on maintaining strict underwriting standards, as well as our practice, as a community bank, of actively working with troubled borrowers to resolve the borrower's delinquency, while maintaining the safe and sound credit practices of Union and safeguarding our strong capital position. There were no residential real estate loans in process of foreclosure at December 31, 2020, as a state-mandated moratorium on foreclosures related to the COVID-19 emergency remained in effect as of year end. The aggregate interest on nonaccrual loans not recognized was $420 thousand and $271 thousand for the years ended December 31, 2020 and 2019, respectively.

The Company had loans rated substandard that were on a performing status totaling $2.2 million at December 31, 2020 and $1.7 million at December 31, 2019. In management's view, such loans represent a higher degree of risk of becoming nonperforming loans in the future. While still on a performing status, in accordance with the Company's credit policy, loans are internally classified when a review indicates the existence of any of the following conditions, making the likelihood of collection questionable:
•the financial condition of the borrower is unsatisfactory;
•repayment terms have not been met;
•the borrower has sustained losses that are sizable, either in absolute terms or relative to net worth;
•confidence in the borrower's ability to repay is diminished;
•loan covenants have been violated;
•collateral is inadequate; or
•other unfavorable factors are present.
Although management believes that the Company's nonperforming and internally classified loans are generally well-secured and that probable credit losses inherent in the loan portfolio are provided for in the Company's ALL, there can be no assurance that future deterioration in economic conditions and/or collateral values, or changes in other relevant factors will not result in future credit losses. The Company’s management is focused on the impact that the economy may have on its borrowers and closely monitors industry and geographic concentrations for evidence of financial problems. Management will continue to monitor the national, regional and local economic environment, particularly as it relates to the COVID-19 crisis and its impact on unemployment, business failures and real estate values in the Company’s market area.
On occasion, the Company acquires residential or commercial real estate properties through or in lieu of loan foreclosure. These properties are held for sale and are initially recorded as OREO at fair value less estimated selling costs at the date of the Company’s acquisition of the property, with fair value based on an appraisal for more significant properties and on a broker’s price opinion for less significant properties. Holding costs and declines in fair value of properties acquired are expensed as incurred. Declines in the fair value after acquisition of the property result in charges against income before tax. There were no such declines during 2020 and 2019. The Company evaluates each OREO property at least quarterly for changes in the fair value. The Company had one residential real estate property valued at $50 thousand classified as OREO at December 31, 2020 and no properties classified as OREO at December 31, 2019.

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

The level of ALL allocable to each loan portfolio category with similar risk characteristics is determined based on historical charge-offs, adjusted for qualitative risk factors. A quarterly analysis of various qualitative factors, including portfolio characteristics, national and local economic trends, overall market conditions, and levels of, and trends in, delinquencies and nonperforming loans, helps to ensure that areas with the potential risk for loss are considered in management's ALL estimate. Due to the economic disruption currently impacting our borrowers, the economic qualitative reserve factor assigned to each loan portfolio in the ALL estimate was increased during 2020 to incorporate the current economic implications and rising unemployment resulting from the COVID-19 pandemic. The economic qualitative reserve factor was increased 25 bps for the residential real estate, construction real estate, commercial real estate and commercial and consumer loan portfolios and 10 bps for the municipal loan portfolio. In addition to the qualitative risk factor analysis of each loan portfolio, loans meeting specified criteria are also evaluated for specific impairment and may be classified as impaired when management believes it is probable that the Company will not collect all the contractual interest and principal payments as scheduled in the loan agreement. Commercial loans with balances greater than $500 thousand was established by management as the threshold for individual impairment evaluation with a specific reserve allocated when warranted. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer, real estate or small balance commercial loans for impairment evaluation, unless such loans are subject to a restructuring agreement or have been identified as impaired as part of a larger customer relationship. A specific reserve amount is allocated to the ALL for individual loans that have been classified as impaired on the basis of the fair value of the collateral for collateral dependent loans, an observable market price, or the present value of anticipated future cash flows.

Impaired loans, including $2.9 million of TDR loans, were $4.6 million at December 31, 2020, with government guaranties of $514 thousand and a specific reserve amount allocated of $58 thousand. Impaired loans, including $2.9 million of TDR loans, were $5.2 million at December 31, 2019, with government guaranties of $587 thousand and a specific reserve amount allocated of $196 thousand. The specific reserve amount allocated to individually identified impaired loans decreased $138 thousand as a result of the December 31, 2020 impairment evaluation.

The following table reflects activity in the ALL for the years ended December 31:

	2020	2019	2018	2017	2016
	(Dollars in thousands)
Balance at the beginning of year	$6,122	$5,739	$5,408	$5,247	$5,201
Charge-offs	80	402	157	207	163
Recoveries	29	10	38	168	59
Net charge-offs	(51)	(392)	(119)	(39)	(104)
Provision for loan losses	2,200	775	450	200	150
Balance at the end of year	$8,271	$6,122	$5,739	$5,408	$5,247
Provision charged to income as a percent of average loans	0.30%	0.12%	0.07%	0.04%	0.03%

The following table (net of loans held for sale) shows the internal breakdown by class of loans of the Company's ALL and the percentage of loans in each category to total loans in the respective portfolios at December 31:

	2020		2019		2018		2017		2016
	$	%	$	%	$	%	$	%	$	%
	(Dollars in thousands)
Residential real estate	$1,776	23.8	$1,392	28.7	$1,368	29.2	$1,361	30.5	$1,399	32.4
Construction real estate	763	7.4	774	10.4	617	8.6	488	7.3	391	6.4
Commercial real estate	4,199	41.6	3,178	43.3	2,933	43.0	2,707	43.4	2,687	46.7
Commercial	458	14.1	394	7.1	354	7.4	395	8.6	342	7.9
Consumer	15	0.3	23	0.5	23	0.5	30	0.7	26	0.7
Municipal	214	12.8	76	10.0	82	11.3	64	9.5	40	5.9
Unallocated	846	—	285	—	362	—	363	—	362	—
Total	$8,271	100.0	6,122	100.0	$5,739	100.0	$5,408	100.0	$5,247	100.0
Management of the Company believes, in its best estimate, that the ALL at December 31, 2020 is appropriate to cover probable credit losses inherent in the Company’s loan portfolio as of such date. However, there can be no assurance that the Company will not sustain losses in future periods which could be greater than the size of the ALL at December 31, 2020. In addition, our banking regulators, as an integral part of their examination process, periodically review our ALL. Such agencies may require us to recognize adjustments to the ALL based on their judgments about information available to them at the time of their examination. A large adjustment to the ALL for losses in future periods may require increased provisions to replenish the ALL, which could negatively affect earnings.

Investment Activities. The investment portfolio is used to generate interest and dividend income, manage liquidity and mitigate interest rate sensitivity. At December 31, 2020, the fair value of investment securities AFS was $105.8 million, or 9.7% of total assets, compared to $87.4 million, or 10.0% of total assets, at December 31, 2019. There were no investment securities classified as HTM or as trading at December 31, 2020 or 2019. Investment securities classified as AFS are marked-to-market, with any unrealized gain or loss after estimated taxes charged to the equity portion of the balance sheet through the accumulated OCI component of stockholders' equity. The fair value of investment securities AFS at December 31, 2020 reflects a net unrealized gain of $3.3 million, compared to a net unrealized gain of $1.2 million at December 31, 2019.
At December 31, 2020, 46 debt securities had unrealized losses of $207 thousand, with aggregate depreciation of 0.20% from the Company's amortized cost basis. Securities are evaluated at least quarterly for OTTI and at December 31, 2020, in management's estimation, no security was OTTI. Management's evaluation of OTTI is subject to risks and uncertainties and is intended to determine the appropriate amount and timing of recognition of any impairment charge. The assessment of whether such impairment for debt securities has occurred is based on management's best estimate of the cash flows expected to be collected at the individual security level. We regularly monitor our investment portfolio to ensure securities that may be OTTI are identified in a timely manner and that any impairment charge is recognized in the proper period and, with respect to debt securities, that the impairment is properly allocated between credit losses recognized in earnings and noncredit unrealized losses recognized in OCI. Further deterioration in credit quality, imbalances in liquidity in the financial marketplace or a quick rise in interest rates might adversely affect the fair value of the Company's investment portfolio and may increase the potential that certain unrealized losses will be designated as OTT in future periods, resulting in write-downs and related charges to earnings.
At December 31, 2020, the Company had no investments in a single company or entity (other than U.S. Government-sponsored enterprise securities) that had an aggregate book value in excess of 2% of our stockholders' equity. As of December 31, 2020, all MBS the Company owned were issued by the Government National Mortgage Association, Fannie Mae or the FHLMC/Freddie Mac. Although the Fannie Mae and Freddie Mac debt securities are not explicitly guaranteed by the federal government, one of the stated purposes of the U.S. Treasury's September, 2008 conservatorship and capital support of the two institutions was to stabilize the market in their debt securities, and that purpose was again evident in legislation passed by Congress in late 2009 which effectively lifted any dollar ceiling on the implicit U.S. Treasury guaranty of Fannie Mae and Freddie Mac debt securities.

The following tables show as of December 31, the amortized cost, fair value and weighted average yield on a tax equivalent basis of the Company's investment debt securities portfolio maturing within the stated periods:

	December 31, 2020			Maturities
	Within One Year	One to Five Years	Five to Ten Years	Over Ten Years	Amortized Cost	Weighted Average Yield
Investment securities available-for-sale:	(Dollars in thousands)
U.S. Government-sponsored enterprises	$—	$361	$3,612	$2,489	$6,462	1.75%
Agency MBS	—	—	5,921	55,202	61,123	1.62%
State and political subdivisions	260	2,013	6,261	18,491	27,025	2.47%
Corporate debt	—	4,488	3,329	—	7,817	2.81%
Total investment debt securities	$260	$6,862	$19,123	$76,182	$102,427	1.95%

Fair value	$261	$7,273	$19,854	$78,375	$105,763

Weighted average yield	4.83%	2.69%	1.99%	1.86%	1.95%

	December 31, 2019			Maturities
	Within One Year	One to Five Years	Five to Ten Years	Over Ten Years	Amortized Cost	Weighted Average Yield
Investment securities available-for-sale:	(Dollars in thousands)
U.S. Government-sponsored enterprises	$—	$191	$3,170	$2,988	$6,349	2.63%
Agency MBS	—	—	3,167	42,336	45,503	2.23%
State and political subdivisions	680	1,097	8,159	16,553	26,489	2.53%
Corporate debt	—	2,479	5,325	—	7,804	3.26%
Total investment debt securities	$680	$3,767	$19,821	$61,877	$86,145	2.45%

Fair value	$688	$3,923	$20,224	$62,558	$87,393

Weighted average yield	3.09%	3.27%	2.69%	2.31%	2.45%

The tables above exclude mutual fund securities with a book and fair value of $1.0 million at December 31, 2020 and $690 thousand at December 31, 2019.

Federal Home Loan Bank of Boston Stock. Union is a member of the FHLB, with an investment of $1.0 million and $2.5 million in its Class B common stock at December 31, 2020 and 2019, respectively. Union is required to invest in $100 par value stock of the FHLB in an amount tied to the unpaid principal balances on qualifying loans, plus an amount to satisfy an activity based requirement. The stock is nonmarketable, and is redeemable by the FHLB at par value. Although the FHLB was in compliance with all regulatory capital ratios as of December 31, 2020 and 2019, there is the possibility of future capital calls by the FHLB on member banks to ensure compliance with its capital plan. Union's investment in FHLB stock is carried at cost in Other assets on the consolidated balance sheets. Similar to evaluating investment securities for OTTI, the Company has evaluated its investment in the FHLB. Management's most recent evaluation of the Company's holdings of FHLB common stock concluded that the investment was not impaired at December 31, 2020.

Deposits. The following table shows information concerning the Company's average deposits by account type and the weighted average nominal rates at which interest was paid on such deposits for the years ended December 31:

	2020			2019			2018
	Average Balance	Percent of Total Deposits	Average Rate Paid	Average Balance	Percent of Total Deposits	Average Rate Paid	Average Balance	Percent of Total Deposits	Average Rate Paid
	(Dollars in thousands)
Nontime deposits:
Noninterest bearing deposits	$177,792	20.9	—	$130,322	18.6	—	$121,902	18.9	—
Interest bearing checking accounts	197,698	23.2	0.36%	161,789	23.1	0.30%	147,553	22.9	0.16%
Money market accounts	206,466	24.3	0.99%	157,102	22.5	1.13%	153,135	23.8	0.83%
Savings accounts	123,619	14.6	0.12%	105,003	15.0	0.15%	104,582	16.3	0.15%
Total nontime deposits	705,575	83.0	0.41%	554,216	79.2	0.44%	527,172	81.9	0.31%
Time deposits:
Less than $100,000	73,880	8.7	1.10%	75,087	10.7	1.34%	63,710	9.9	0.87%
$100,000 and over	70,976	8.3	1.50%	70,848	10.1	1.83%	53,007	8.2	1.24%
Total time deposits	144,856	17.0	1.30%	145,935	20.8	1.58%	116,717	18.1	1.04%
Total deposits	$850,431	100.0	0.56%	$700,151	100.0	0.67%	$643,889	100.0	0.45%

Deposits grew $250.3 million, or 33.6%, from $744.0 million at December 31, 2019 to $994.3 million at December 31, 2020. Total average deposits grew $150.3 million, or 21.5%, between years, with average nontime deposits growing $151.4 million, or 27.3%, and average time deposits decreasing $1.1 million, or 0.7%, during the same time frame. The increase in average nontime deposits was attributable to proceeds from PPP loans deposited into customer accounts at Union, customers' receipt of government stimulus payments, and the general lack of spending due to the economic disruption caused by COVID-19.

The Company participates in CDARS, which permits the Company to offer full deposit insurance coverage to its customers by exchanging deposit balances with other CDARS participants. CDARS also provides the Company with an additional source of funding and liquidity through the purchase of deposits. There were no purchased deposits as of December 31, 2020 or December 31, 2019. There were $14.2 million of time deposits of $250,000 or less on the balance sheet at December 31, 2020 and $12.0 million at December 31, 2019, which were exchanged with other CDARS participants.

The Company also participates in the ICS program, a service through which Union can offer its customers demand or savings products with access to unlimited FDIC insurance, while receiving reciprocal deposits from other FDIC-insured banks. Like the exchange of certificate of deposit accounts through CDARS, exchange of demand or savings deposits through ICS provides a depositor with full deposit insurance coverage of excess balances, thereby helping the Company retain the full amount of the deposit on its balance sheet. As with the CDARS program, in addition to reciprocal deposits, participating banks may also purchase one-way ICS deposits. There were $146.2 million and $115.3 million in exchanged ICS demand and money market deposits on the balance sheet at December 31, 2020 and December 31, 2019, respectively. There were no purchased ICS deposits at December 31, 2020 or December 31, 2019.

The Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018 allows the Company to hold reciprocal deposits up to 20 percent of total liabilities without those deposits being treated as brokered for regulatory purposes.

At December 31, 2020, there were $15.0 million in retail brokered deposits issued under a master certificate of deposit program with a deposit broker for the purpose of providing a supplemental source of funding and liquidity. These deposits mature in February and May 2021. There were $12.0 million of retail brokered deposits at December 31, 2019.

A provision of the Dodd-Frank Act permanently raised FDIC deposit insurance coverage to $250 thousand per depositor per insured depository institution for each account ownership category. At December 31, 2020, the Company had deposit accounts with less than the maximum FDIC insured deposit amount of $250 thousand totaling $700.9 million, or 70.5% of total deposits. An additional $23.0 million of municipal deposits were over the FDIC insurance coverage limit at December 31, 2020 and were collateralized under applicable state regulations by letters of credit issued by the FHLB.

The following table provides a maturity distribution of the Company’s time deposits in amounts of $100 thousand and over at December 31:

	2020	2019
	(Dollars in thousands)
Three months or less	$22,722	$27,376
Over three months through six months	15,828	7,351
Over six months through twelve months	22,629	20,160
Over twelve months	9,194	18,161
	$70,373	$73,048
The Company's time deposits in amounts of $100 thousand and over decreased $2.7 million, or 3.7%, between December 31, 2019 and December 31, 2020, resulting primarily from the maturity, without renewal, of customer time deposits originated during 2019 when promotions were offered.

Borrowings. Advances from the FHLB are another key source of funds to support earning assets. These funds are also used to manage the Bank's interest rate and liquidity risk exposures. The Company's borrowed funds at December 31, 2020 were comprised of borrowings from the FHLB of $7.2 million, at a weighted average rate of 3.07%. At December 31, 2019, borrowed funds were comprised of FHLB advances of $47.2 million, at a weighted average rate of 2.01%. The Company had no overnight federal funds purchased on December 31, 2020 or 2019. Average borrowings outstanding for 2020 were $24.0 million, compared to average borrowings outstanding for 2019 of $39.3 million, with the weighted average interest rate on the Company's borrowings decreasing from 2.20% for 2019 to 1.52% for 2020. The decrease in FHLB borrowings reflects the net maturity of $40.0 million in advances during 2020. In anticipation of cash flow needs resulting from COVID-19, $30.0 million in advances were taken at the end of the first quarter of 2020. Due to excess liquidity on hand from customer deposits of PPP loan proceeds and stimulus payments, these advances were prepaid during the second quarter of 2020, resulting in penalties paid of $66 thousand which are included in Other expenses on the Company's consolidated statement of income for the year ended December 31, 2020.

The Company has the authority, up to its available borrowing capacity with the FHLB, to collateralize public unit deposits with letters of credit issued by the FHLB. FHLB letters of credit in the amount of $23.6 million and $24.8 million were utilized as collateral for these deposits at December 31, 2020 and December 31, 2019, respectively. Total fees paid by the Company in connection with the issuance of these letters of credit were $30 thousand and $27 thousand for the years ended December 31, 2020 and 2019, respectively.

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

The following table details the contractual or notional amount of financial instruments that represented credit risk at December 31, 2020:

	Contract or Notional Amount
	2021	2022	2023	2024	2025	Thereafter	Total
	(Dollars in thousands)
Commitments to originate loans	$61,431	$—	$—	$—	$—	$—	$61,431
Unused lines of credit	107,137	15,882	8,760	670	37	16	132,502
Standby and commercial letters of credit	698	152	255	599	14	1,397	3,115
Credit card arrangements	308	—	—	—	—	—	308
MPF credit enhancement obligation, net	728	—	—	—	—	—	728
Commitment to purchase investment in a real estate limited partnership	2,000	—	—	—	—	—	2,000
Total	$172,302	$16,034	$9,015	$1,269	$51	$1,413	$200,084
Commitments to originate loans are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have a fixed expiration date or other termination clause and may require payment of a fee. The unused lines of credit total includes $12.5 million of lines available under the overdraft privilege program and is included in the 2020 funding period. Approximately $38.6 million of the unused lines of credit relate to real estate construction loans that are expected to fund within the next twelve months. The remaining lines primarily relate to revolving lines of credit for other real estate or commercial loans. Since many of the loan commitments are expected to expire without being drawn upon and not all credit lines will be utilized, the total commitment amounts do not necessarily represent future cash requirements. Lines of credit incur seasonal volume fluctuations due to the nature of some customers' businesses, such as tourism and maple syrup products production.

Unused lines of credit increased $28.9 million, or 27.9%, from $103.6 million at December 31, 2019 to $132.5 million at December 31, 2020. Some of the larger lines have underlying participation agreements in place with other financial institutions in order to permit the Company to support the credit needs of larger dollar borrowers without bearing all the credit risk in the Company's balance sheet. Commitments to originate loans increased $25.7 million, or 72.1%, from $35.7 million at December 31, 2019 to $61.4 million at December 31, 2020.

The Company may, from time-to-time, enter into commitments to purchase, participate or sell loans, securities, certificates of deposit, or other investment instruments which involve market and interest rate risk. At December 31, 2020, the Company had binding commitments to sell residential mortgage loans at fixed rates totaling $18.3 million.

The Company sells 1-4 family residential mortgage loans under the MPF loss-sharing program with FHLB, when management believes it is economically advantageous to do so. Under this program the Company shares in the credit risk of each mortgage, while receiving fee income in return. The Company is responsible for a Credit Enhancement Obligation based on the credit quality of these loans. FHLB funds a first loss account based on the Company's outstanding MPF mortgage balances. This creates a laddered approach to sharing in any losses. In the event of default, homeowner's equity and private mortgage insurance, if any, are the first sources of repayment; the FHLB first loss account funds are then utilized, followed by the member's Credit Enhancement Obligation, with the balance the responsibility of FHLB. These loans must meet specific underwriting standards of the FHLB. As of December 31, 2020, the Company had $31.6 million in loans sold through the MPF program with an outstanding balance of $10.4 million and a contract for the potential delivery of an additional $9.0 million of future loan sales. The volume of loans sold to the MPF program and the corresponding Credit Enhancement Obligation are closely monitored by management. As of December 31, 2020, the notional amount of the maximum contingent contractual liability related to this program was $747 thousand, of which $19 thousand was recorded as a reserve through Other liabilities. Since inception of the Company's MPF participation in 2015, the Company has not experienced any losses under this program.

Liquidity. Liquidity is a measurement of the Company’s ability to meet potential cash requirements, including ongoing commitments to fund deposit withdrawals, repay borrowings, fund investment and lending activities, and for other general business purposes. The primary objective of liquidity management is to maintain a balance between sources and uses of funds to meet our cash flow needs in the most economical and expedient manner. The Company’s principal sources of funds are deposits; wholesale funding options including purchased deposits, amortization, prepayment and maturity of loans, investment securities, interest bearing deposits and other short-term investments; sales of securities AFS and loans; earnings; and funds provided from operations. Contractual principal repayments on loans are a relatively predictable source of funds; however, deposit flows and loan and investment prepayments are less predictable and can be significantly influenced by market interest rates, economic conditions, and rates offered by our competitors. Managing liquidity risk is essential to maintaining both depositor confidence and earnings stability.

At December 31, 2020, Union, as a member of FHLB, had access to unused lines of credit of $112.2 million, over and above the $21.9 million in combined outstanding borrowings and other credit subject to collateralization, subject to the purchase of required FHLB Class B common stock and evaluation by the FHLB of the underlying collateral available. This line of credit can be used for either short-term or long-term liquidity or other funding needs.
Union also maintains an IDEAL Way Line of Credit with the FHLB. The total line available was $551 thousand at December 31, 2020. There were no borrowings against this line of credit as of such date. Interest on this line is chargeable at a rate determined by the FHLB and payable monthly. Should Union utilize this line of credit, qualified portions of the loan and investment portfolios would collateralize these borrowings.
In addition to its borrowing arrangements with the FHLB, Union maintains a pre-approved Federal Funds line of credit totaling $15.0 million with an upstream correspondent bank, a master brokered deposit agreement with a brokerage firm, one-way buy options with CDARS and ICS as well as access to the FRB discount window, which would require pledging of qualified assets. In addition to the funding sources available to Union, the Company maintains a $5.0 million revolving line of credit with a correspondent bank. At December 31, 2020 there were no purchased CDARS or ICS deposits, $15.0 million in retail brokered deposits issued under a master certificate of deposit program with a deposit broker, and no outstanding advances on the Federal Funds line or at the FRB discount window, or under the Company's $5.0 million line of credit.

Additionally, during 2020 Congress authorized the PPPLF, which provides funding through the FRB to facilitate lending by eligible borrowers to small businesses under the PPP. Under the PPPLF, the FRB lends to banks and other eligible institutional borrowers on a non-recourse basis, taking PPP loans, including purchased loans, as collateral. Union was approved by the FRB to participate in the PPPLF and, as of December 31, 2020, there were no outstanding advances under this program. Union also has qualifying investment securities that are available to be pledged as collateral to the FRB to have access to the discount window borrowing facility. As of December 31, 2020, there were no outstanding advances from the discount window.

Union's investment and residential loan portfolios provide a significant amount of contingent liquidity that could be accessed in a reasonable time period through sales of those portfolios. We also have additional contingent liquidity sources with access to the brokered deposit market, the FRB discount window and the PPPLF. These sources are considered as liquidity alternatives in our contingent liquidity plan. Management believes the Company has sufficient liquidity to meet all reasonable borrower, depositor, and creditor needs in the present economic environment. However, any projections of future cash needs and flows are subject to substantial uncertainty, including due to factors outside the Company's control.

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
Stockholders’ equity increased from $71.8 million at December 31, 2019 to $80.9 million at December 31, 2020, reflecting net income of $12.8 million for 2020, an increase of $1.7 million in accumulated OCI due to an increase in the fair market value of the Company's AFS securities, an increase of $236 thousand from stock based compensation, a $22 thousand increase due to the issuance of 1,000 shares of common stock from the exercise of incentive stock options and a $38 thousand increase due to the issuance of common stock under the DRIP. These increases were partially offset by cash dividends declared of $5.7 million. There were no stock repurchases during 2020.
The Company has 7,500,000 shares of $2.00 par value common stock authorized. As of December 31, 2020, the Company had 4,954,732 shares issued, of which 4,480,100 were outstanding and 474,632 were held in treasury. Following stockholder approval in 2014, the Company adopted the 2014 Equity Plan which replaced the 2008 ISO Plan. As of December 31, 2020, there were outstanding employee incentive stock options with respect to 4,500 shares, all of which were issued under the 2014 Equity Plan and exercisable. Also as of December 31, 2020, there were outstanding RSUs issued under the 2014 Equity Plan with respect to 500 shares granted in 2019 and 5,139 shares granted in 2020 as to which vesting requirements had not yet been met.

In January 2020, the Company's Board reauthorized for 2020 the limited stock repurchase plan that was initially established in May of 2010. The limited stock repurchase plan allows the repurchase of up to a fixed number of shares of the Company's common stock each calendar quarter in open market purchases or privately negotiated transactions, as management may deem advisable and as market conditions may warrant. The repurchase authorization for a calendar quarter (currently 2,500 shares) expires at the end of that quarter to the extent it has not been exercised, and is not carried forward into future quarters. The Company had no repurchases under this program during 2020. Since inception, as of December 31, 2020, the Company had repurchased 17,693 shares under the program, for a total cost of $472 thousand.
The Company maintains a DRIP whereby registered stockholders may elect to reinvest cash dividends and optional cash contributions to purchase additional shares of the Company's common stock. The Company has reserved 200,000 shares of its common stock for issuance and sale under the DRIP. As of December 31, 2020, 4,139 shares of stock had been issued from treasury stock since inception of the DRIP, including 1,636 shares in 2020.
The Company's total capital to risk weighted assets increased to 13.9% at December 31, 2020, from 13.0% at December 31, 2019. Tier I capital to risk weighted assets increased to 12.6% at December 31, 2020, from 12.0% at December 31, 2019, while Tier I capital to average assets decreased to 7.3% at December 31, 2020 from 8.1% at December 31, 2019. Union is categorized as well capitalized under the Prompt Corrective Action regulatory framework and the Company is well over applicable minimum capital adequacy requirements. There were no conditions or events between December 31, 2020 and the date of this report that management believes have changed either the Company’s or Union's regulatory capital category. See Note 22 for additional discussion of the Company's and Union's regulatory capital ratios.

Impact of Inflation and Changing Prices. The Company's consolidated financial statements have been prepared in accordance with GAAP, which allows for the measurement of financial position and results of operations in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation. Banks have asset and liability structures that are essentially monetary in nature, and their general and administrative costs constitute relatively small percentages of total expenses. Thus, increases in the general price levels for goods and services have a relatively minor effect on the Company's total expenses but could have an impact on our loan customers' financial condition. Interest rates have a more significant impact on the Company's financial performance than the effect of general inflation. On March 3, 2020, the Federal Open Market Committee (FOMC) reduced the target federal funds rate by 50 basis points to a range of 1.00% to 1.25%. This rate was further reduced to a target range of 0% to 0.25% on March 16, 2020. Recent FOMC meetings indicate this low target range will remain in effect until members of the FOMC are confident the economy has weathered recent events and is on track to achieve its maximum employment and price stability goals, which may not be until late in 2021 or beyond. Prolonged reductions in interest rates and other effects of the COVID-19 outbreak may continue to adversely affect the Company’s net interest income. Through December 31, 2020 the decreases in the target federal funds rate have also had a direct impact on the rates paid on customer deposit accounts. Customer deposit balances have increased as spending habits changed due to COVID-19 resulting in excess levels of on balance sheet liquidity. Further decreases in the target federal funds rate in 2021 may result in less than expected interest income on loans and investments. Further relief on the Company's cost of funds is expected to occur in 2021 as high rate paying time deposit accounts renew into lower rate instruments. Market rates are out of the Company's control but can have a dramatic impact on net interest income.
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

Item 8. Financial Statements and Supplementary Data
UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
December 31, 2020 and 2019

	2020	2019
Assets	(Dollars in thousands)
Cash and due from banks	$5,413	$5,405
Federal funds sold and overnight deposits	117,358	45,729
Cash and cash equivalents	122,771	51,134
Interest bearing deposits in banks	12,699	6,565
Investment securities available-for-sale	105,763	87,393
Other investments	1,047	690
Total investments	106,810	88,083
Loans held for sale	32,188	7,442
Loans	771,169	670,244
Allowance for loan losses	(8,271)	(6,122)
Net deferred loan (fees) costs	(146)	1,043
Net loans	762,752	665,165
Premises and equipment, net	20,039	20,923
Goodwill	2,223	2,223
Company-owned life insurance	12,640	12,322
Other assets	21,432	19,055
Total assets	$1,093,554	$872,912
Liabilities and Stockholders’ Equity
Liabilities
Deposits
Noninterest bearing	$215,245	$136,434
Interest bearing	637,369	458,940
Time	141,688	148,653
Total deposits	994,302	744,027
Borrowed funds	7,164	47,164
Accrued interest and other liabilities	11,221	9,878
Total liabilities	1,012,687	801,069
Commitments and Contingencies (Notes 9, 15, 16, 18, 19 and 22)
Stockholders’ Equity
Common stock, $2.00 par value; 7,500,000 shares authorized; 4,954,732 shares issued at December 31, 2020 and 4,948,245 shares issued at December 31, 2019	9,910	9,897
Additional-paid-in capital	1,393	1,124
Retained earnings	71,097	64,019
Treasury stock at cost; 474,632 shares at December 31, 2020 and 476,268 shares at December 31, 2019	(4,169)	(4,183)
Accumulated other comprehensive income	2,636	986
Total stockholders' equity	80,867	71,843
Total liabilities and stockholders' equity	$1,093,554	$872,912

See accompanying notes to consolidated financial statements.

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2020 and 2019

	2020	2019
Interest and dividend income	(Dollars in thousands, except per share data)
Interest and fees on loans	$34,435	$33,209
Interest on debt securities:
Taxable	1,329	1,615
Tax exempt	635	518
Dividends	97	143
Interest on federal funds sold and overnight deposits	92	190
Interest on interest bearing deposits in banks	162	195
Total interest and dividend income	36,750	35,870
Interest expense
Interest on deposits	4,776	4,725
Interest on short-term borrowed funds	2	16
Interest on long-term borrowed funds	369	859
Total interest expense	5,147	5,600
Net interest income	31,603	30,270
Provision for loan losses	2,200	775
Net interest income after provision for loan losses	29,403	29,495
Noninterest income
Trust income	707	692
Service fees	5,924	6,108
Net gains on sales of investment securities available-for-sale	11	25
Net gains on sales of loans held for sale	8,168	2,895
Net gain on other investments	240	132
Other income	953	603
Total noninterest income	16,003	10,455
Noninterest expenses
Salaries and wages	13,220	11,821
Employee benefits	4,580	4,210
Occupancy expense, net	1,805	1,806
Equipment expense	3,057	2,475
Other expenses	7,520	7,160
Total noninterest expenses	30,182	27,472
Income before provision for income taxes	15,224	12,478
Provision for income taxes	2,419	1,830
Net income	$12,805	$10,648

Basic Earnings per common share	$2.86	$2.38
Diluted earnings per common share	$2.85	$2.38
Dividends per common share	$1.28	$1.24

See accompanying notes to consolidated financial statements.

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31, 2020 and 2019

	2020	2019
	(Dollars in thousands)
Net income	$12,805	$10,648
Other comprehensive income, net of tax:
Investment securities available-for-sale:
Net unrealized holding gains arising during the year on investment securities available-for-sale	1,659	2,029
Reclassification adjustment for net gains on investment securities available-for-sale realized in net income	(9)	(20)
Total other comprehensive income	1,650	2,009
Total comprehensive income	$14,455	$12,657

See accompanying notes to consolidated financial statements.

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Years Ended December 31, 2020 and 2019

	Common Stock
	Shares, net of treasury	Amount	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive (loss) income	Total stockholders’ equity
	(Dollars in thousands, except per share data)
Balances, December 31, 2018	4,466,679	$9,888	$894	$58,911	$(4,179)	$(1,023)	$64,491
Net income	—	—	—	10,648	—	—	10,648
Other comprehensive income	—	—	—	—	—	2,009	2,009
Dividend reinvestment plan	1,042	—	30	—	9	—	39
Cash dividends declared ($1.24 per share)	—	—	—	(5,540)	—	—	(5,540)
Stock based compensation expense	2,556	5	160	—	—	—	165
Exercise of stock options	2,000	4	40	—	—	—	44
Purchase of treasury stock	(300)	—	—	—	(13)	—	(13)
Balances, December 31, 2019	4,471,977	9,897	1,124	64,019	(4,183)	986	71,843
Net income	—	—	—	12,805	—	—	12,805
Other comprehensive income	—	—	—	—	—	1,650	1,650
Dividend reinvestment plan	1,636	—	24	—	14	—	38
Cash dividends declared ($1.28 per share)	—	—	—	(5,727)	—	—	(5,727)
Stock based compensation expense	5,487	11	225	—	—	—	236
Exercise of stock options	1,000	2	20	—	—	—	22
Balances, December 31, 2020	4,480,100	$9,910	$1,393	$71,097	$(4,169)	$2,636	$80,867

See accompanying notes to consolidated financial statements.

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2020 and 2019

	2020	2019
Cash Flows From Operating Activities	(Dollars in thousands)
Net income	$12,805	$10,648
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	1,891	1,567
Provision for loan losses	2,200	775
Deferred income tax (benefit) provision	(777)	438
Net amortization of premiums on investment securities	554	490
Equity in losses of limited partnerships	935	745
Stock based compensation expense	236	165
Net decrease (increase) in unamortized loan costs	1,189	(105)
Proceeds from sales of loans held for sale	271,362	161,162
Origination of loans held for sale	(287,940)	(162,810)
Net gains on sales of loans held for sale	(8,168)	(2,895)
Net gains on sales of investment securities available-for-sale	(11)	(25)
Net gain on other investments	(240)	(132)
Increase in accrued interest receivable	(1,196)	(122)
Amortization of core deposit intangible	171	171
Increase in other assets	(897)	(110)
Increase in other liabilities	824	1,682
Net cash (used in) provided by operating activities	(7,062)	11,644
Cash Flows From Investing Activities
Interest bearing deposits in banks
Proceeds from maturities and redemptions	3,578	2,984
Purchases	(9,711)	(249)
Investment securities available-for-sale
Proceeds from sales	3,076	10,335
Proceeds from maturities, calls and paydowns	22,076	11,485
Purchases	(41,978)	(33,730)
Net purchases of other investments	(117)	(2)
Net decrease (increase) in nonmarketable stock	1,457	(231)
Net increase in loans	(101,055)	(28,185)
Recoveries of loans charged off	29	10
Purchases of premises and equipment	(1,007)	(6,417)
Investments in limited partnerships	(2,257)	(1,929)
Purchase of Company-owned life insurance	—	(3,000)
Net cash used in investing activities	(125,909)	(48,929)

Cash Flows From Financing Activities
Repayment of long-term debt	—	(20,287)
Net (decrease) increase in short-term borrowings outstanding	(40,000)	39,630
Net increase in noninterest bearing deposits	78,811	3,463
Net increase in interest bearing deposits	178,429	14,218
Net (decrease) increase in time deposits	(6,965)	19,576
Issuance of common stock	22	44
Purchase of treasury stock	—	(13)
Dividends paid	(5,689)	(5,501)
Net cash provided by financing activities	204,608	51,130
Net increase in cash and cash equivalents	71,637	13,845
Cash and cash equivalents
Beginning of year	51,134	37,289
End of year	$122,771	$51,134
Supplemental Disclosures of Cash Flow Information
Interest paid	$5,712	$5,146
Income taxes paid	$1,350	$800

Supplemental Schedule of Noncash Investing and Financing Activities
Other real estate acquired in settlement of loans	$50	$—
Investment in limited partnerships acquired by capital contributions payable	$2,722	$493
Right-of-use operating lease assets obtained in exchange for operating lease liabilities	$—	$2,002

Dividends paid on Common Stock:
Dividends declared	$5,727	$5,540
Dividends reinvested	(38)	(39)
	$5,689	$5,501

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
The Company is a “smaller reporting company” and as permitted under the rules and regulations of the SEC, has elected to provide its audited consolidated statements of income, comprehensive income, cash flows and changes in stockholders’ equity for a two year, rather than three year, period.  The Company has also elected to provide certain other scaled disclosures in this Annual Report on Form 10-K, as permitted for smaller reporting companies.
Certain amounts in the 2019 consolidated financial statements have been reclassified to conform to the current year presentation.

The acronyms, abbreviations and capitalized terms identified below are used throughout this Annual Report on Form 10-K, including Parts I, II and III. The following is provided to aid the reader and provide a reference page when reviewing this Annual Report:

AFS:	Available-for-sale	ICS:	Insured Cash Sweeps of the Promontory Interfinancial Network
ALCO:	Asset Liability Management Committee	IRS:	Internal Revenue Service
ALL:	Allowance for loan losses	MBS:	Mortgage-backed security
ASC:	Accounting Standards Codification	MPF:	Mortgage Partnership Finance Program
ASU:	Accounting Standards Update	MSRs:	Mortgage Servicing rights
BHCA:	Bank Holding Company Act of 1956	NASDAQ:	NASDAQ Global Security Market
Board:	Board of Directors	OAO:	Other assets owned
bp or bps:	Basis point(s)	OCI:	Other comprehensive income (loss)
Branch Acquisition:	The acquisition of three New Hampshire branches in May 2011	OFAC:	U.S. Office of Foreign Assets Control
CARES Act:	Coronavirus Aid, Relief and Economic Security Act	OREO:	Other real estate owned
CDARS:	Certificate of Deposit Accounts Registry Service of the Promontory Interfinancial Network	OTTI:	Other-than-temporary impairment
CFPB:	Consumer Financial Protection Bureau	OTT:	Other-than-temporary
COLI:	Company-Owned Life Insurance	PPP:	Paycheck Protection Program
Company:	Union Bankshares, Inc. and Subsidiary	PPPLF:	PPP Liquidity Facility of the FRB
COVID-19:	Novel Coronavirus	RD:	USDA Rural Development
DFR:	Vermont Department of Financial Regulation	RSU:	Restricted Stock Unit
Dodd-Frank Act:	The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010	SBA:	U.S. Small Business Administration
DRIP:	Dividend Reinvestment and Stock Purchase Plan	SEC:	U.S. Securities and Exchange Commission
EPS:	Earnings per share	SOX Act:	Sarbanes Oxley Act of 2002
FASB:	Financial Accounting Standards Board	Tax Act:	Tax Cut and Jobs Act
FDIC:	Federal Deposit Insurance Corporation	TDR:	Troubled-debt restructuring
FDICIA:	The Federal Deposit Insurance Corporation Improvement Act of 1991	Union:	Union Bank, the sole subsidiary of Union Bankshares, Inc
FHA:	U.S. Federal Housing Administration	USDA:	U.S. Department of Agriculture
FHLB:	Federal Home Loan Bank of Boston	VA:	U.S. Veterans Administration
FRB:	Federal Reserve Board	WHO:	World Health Organization
Fannie Mae:	Federal National Mortgage Association	2008 Plan:	2008 Amended and Restated Nonqualified Deferred Compensation Plan
FHLMC/Freddie Mac:	Federal Home Loan Mortgage Corporation	2008 ISO Plan:	2008 Incentive Stock Option Plan of the Company
GAAP:	Generally accepted accounting principles in the United States	2014 Equity Plan:	2014 Equity Incentive Plan
GLBA:	Gramm-Leach-Bliley Financial Modernization Act of 1999	2017 Tax Act:	Tax Cuts and Jobs Act of 2017
HTM:	Held-to-maturity	2020 Plan:	2020 Amended and Restated Nonqualified Excess Plan
HUD:	U.S. Department of Housing and Urban Development

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

Significant concentration of credit risk

The Company grants loans primarily to customers in Vermont and New Hampshire. Although it has a diversified loan portfolio, a large portion of the Company's loans are secured by commercial or residential real estate located in Vermont and New Hampshire, resulting in exposure to volatility with each state's real estate market. Additionally, the ability of borrowers to repay loans is highly dependent upon other economic factors throughout Vermont and New Hampshire. The Company typically requires the principals of any commercial borrower to obligate themselves personally on the loan.

Operating, Accounting and Reporting Considerations related to COVID-19

The outbreak of COVID-19 during 2020 has adversely impacted a broad range of industries in which the Company’s customers operate and could impair their ability to fulfill their financial obligations to the Company. The spread of the outbreak has caused significant disruptions in the U.S. economy and has disrupted banking and other financial activity in the areas in which the Company operates. While there has been no material impact to the Company’s employees to date, COVID-19 could also potentially create widespread operating issues for the Company.

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
In addition to the general impact of COVID-19, certain provisions of the CARES Act as well as other recent legislative and regulatory relief have impacted the Company's operations, accounting, and reporting. The CARES Act provides that a financial institution may elect to suspend (1) the requirements under GAAP for certain loan modifications that would otherwise be categorized as a TDR and (2) any determination that such loan modifications would be considered a TDR, including the related impairment for accounting purposes. The suspension is applicable for the term of the loan modification that occurs during the applicable period for a loan that was not more than 30 days past due at December 31, 2019. With regard to loans not otherwise reportable as past due, financial institutions are not expected to designate loans with deferrals granted due to COVID-19 as past due because of the deferral. A loan’s payment date is governed by the due date stipulated in the legal agreements.
The CARES Act also established the PPP, an expansion of the SBAs Section 7(a) loan program and the Economic Injury Disaster Loan Program, also administered by the SBA. With the passage of the PPP, the Company assisted its customers with applications for resources through the program. PPP loans bear a mandated annual interest rate of 1.0%. The PPP was initially launched with loans having a two-year term, but subsequent revisions to the PPP currently allow the maximum term to be extended to five years. The majority of the Company's PPP loans were originated with the two-year term and have not been extended to five years. The Company believes that a significant amount of these loans will ultimately be forgiven by the SBA during 2021 in accordance with the terms of the program. It is the Company’s understanding that loans funded through the PPP are fully guaranteed by the U.S. Government. Should those circumstances change, the Company could be required to establish additional allowance for credit losses through additional credit loss expense charged to earnings.

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

Investment securities

Debt securities the Company has the positive intent and ability to hold to maturity are classified as HTM and reported at amortized cost. Debt securities not classified as either HTM or trading are classified as AFS and reported at fair value. Debt securities purchased and held primarily for resale in the near future are classified as trading securities and are reported at fair value, with unrealized gains and losses included in earnings. The Company does not generally hold any securities classified as trading.
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
•Commercial - Loans in this segment are made to businesses and are generally secured by non-real estate assets of the business. Repayment is expected from the cash flows of the business. A weakened economy, and resultant decreased consumer or business spending, could have an effect on credit quality of this segment. Loans originated under the PPP are also included in the this segment. Management requests business financial statements at least annually and monitors the cash flows of these loans.
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
An unallocated component is maintained to cover uncertainties that could affect management's estimate of probable losses. The unallocated component of the ALL reflects management's estimate of the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.
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
Servicing assets are evaluated for impairment regularly based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights by predominant characteristics, such as interest rates and terms. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Impairment of the servicing assets is recognized through a valuation allowance to the extent that fair value is less than the capitalized amount. If it is later determined that all or a portion of the impairment no longer exists, a reduction of the allowance may be recorded as non-interest income up to, but not in excess of, the prior impairment.
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

Federal Home Loan Bank stock

As a member of the FHLB, Union is required to invest in $100 par value stock of the FHLB in an amount to satisfy unpaid principal balances on qualifying loans, plus an amount to satisfy an activity based requirement. The stock is nonmarketable, and is redeemable by the FHLB at par value. Also, there is the possibility of future capital calls by the FHLB on member banks to ensure compliance with its capital plan. FHLB stock is reported in Other assets at its par value of $1.0 million and $2.5 million at December 31, 2020 and 2019, respectively.

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

Earnings per common share

Basic EPS is calculated based on the weighted average number of shares of common stock issued during the period, including DRIP shares issuable upon reinvestment of dividends, retroactively adjusted for stock splits and stock dividends, if any, and reduced for shares held in treasury. Diluted EPS is calculated after adjusting the denominator of the basic EPS calculation for the effect of all potential dilutive common shares outstanding during the period. (See Note 17.)

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

Off-balance-sheet financial instruments

In the ordinary course of business, the Company is a party to off-balance-sheet financial instruments consisting of commitments to originate credit, unused lines of credit including commitments under credit card arrangements, commitments to purchase investment securities, commitments to invest in real estate limited partnerships, commercial letters of credit, standby letters of credit and risk-sharing commitments on certain sold loans. (See Notes 18 and 19.) Such financial instruments are recorded in the financial statements when they become fixed and certain.

Comprehensive income (loss)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income or loss. Certain changes in assets and liabilities, such as the after tax effect of unrealized gains and losses on debt securities AFS that are not OTTI, are not reflected in the consolidated statement of income. The cumulative effect of such items, net of tax effect, is reported as a separate component of the equity section of the consolidated balance sheet (Accumulated OCI) (See Note 24). OCI, along with net income, comprises the Company's total comprehensive income or loss.

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

Stock Based Compensation

Under the Company's 2014 Equity Plan approved by the stockholders, 50,000 shares of the Company’s common stock were authorized for equity awards of incentive stock options, nonqualified stock options, restricted stock and restricted stock units to eligible officers and (except for awards of incentive stock options) nonemployee directors. (See Note 16.)

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
The Company also adopted ASU No. 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This guidance, which is a part of the FASB’s disclosure framework project to improve disclosure effectiveness, eliminates certain disclosure requirements for fair value measurements regarding the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, an entity’s policy for the timing of transfers between levels of the fair value hierarchy and an entity’s valuation processes for Level 3 fair value measurements. This guidance also adds new disclosure requirements for public entities regarding changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements of instruments held at the end of the reporting period, and the range and weighted average of significant unobservable inputs used to develop recurring and nonrecurring Level 3 fair value measurements, including how the weighted average is calculated.  In addition, this guidance modifies certain requirements regarding the disclosure of transfers into and out of Level 3 of the fair value hierarchy, purchases and issuances of Level 3 assets and liabilities, and information about the measurement uncertainty of Level 3 fair value measurements as of the reporting date. This ASU was effective for the Company on January 1, 2020 and did not have a material impact on the Company's financial statement disclosures.
In March 2020, various financial institution regulatory agencies, including the FRB and the FDIC (“the agencies”), issued an interagency statement on loan modifications and reporting for financial institutions working with customers affected by COVID-19. The guidance was subsequently amended following passage of the CARES Act, which included a provision for addressing certain COVID-19 related loan modifications. The interagency statement was effective immediately and impacted accounting for loan modifications. Under ASC No. 310-40, Receivables – Troubled Debt Restructurings by Creditors, a restructuring of debt constitutes a TDR if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. The agencies confirmed with the staff of the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, are not to be considered TDRs. This includes short-term (e.g., up to 12 months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. The agencies supplemented their interagency guidance on August 3, 2020 to provide prudent risk management and consumer protection principles for financial institutions to consider while working with borrowers near the end of their initial loan accommodation period. The interagency guidance is not expected to have a material impact on the Company’s financial statements nor is it expected that adoption of the ASU will have a material impact on the Company’s consolidated financial statements.
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

Note 2.  Restrictions on Cash and Cash Equivalents

The nature of the Company's business requires that it maintain amounts due from correspondent banks which, at times, may exceed federally insured limits. The balances in these accounts at December 31, were as follows:

	2020	2019
	(Dollars in thousands)
Noninterest bearing accounts	$190	$365
Federal Reserve Bank of Boston	117,225	45,638
FHLB of Boston	1,578	1,125
No losses have been experienced in these accounts and the Company believes it is not exposed to any significant risk with respect to the accounts.

The Company had no requirement to maintain contracted clearing balances at December 31, 2020 or 2019. Balances at the Federal Reserve Bank of Boston and a portion of the funds at the FHLB are classified as overnight deposits as they earn interest. Prior to March 26, 2020, all banks, including the Company's subsidiary, were required to maintain vault cash or a noninterest bearing reserve balance under FRB regulations. The reserve requirement was eliminated effective March 26, 2020. The Bank had an average total required reserve of $1.8 million for the 14 day maintenance period that included December 31, 2019, which was satisfied by vault cash.

Note 3.  Interest Bearing Deposits in Banks

Interest bearing deposits in banks consist of certificates of deposit purchased from various financial institutions. Deposits at each institution are generally maintained at or below the FDIC insurable limit of $250 thousand. As of December 31, 2020, the Company held $12.7 million in certificates with rates ranging from 0.15% to 3.55% and various maturity dates through 2026, with $5.7 million scheduled to mature in 2021.

Note 4. Investment Securities
Investment securities as of the balance sheet dates consisted of the following:

December 31, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale	(Dollars in thousands)
Debt securities:
U.S. Government-sponsored enterprises	$6,462	$137	$(51)	$6,548
Agency MBS	61,123	1,307	(78)	62,352
State and political subdivisions	27,025	1,439	(3)	28,461
Corporate	7,817	660	(75)	8,402
Total	$102,427	$3,543	$(207)	$105,763

December 31, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale	(Dollars in thousands)
Debt securities:
U.S. Government-sponsored enterprises	$6,349	$19	$(76)	$6,292
Agency MBS	45,503	602	(81)	46,024
State and political subdivisions	26,489	515	(39)	26,965
Corporate	7,804	378	(70)	8,112
Total	$86,145	$1,514	$(266)	$87,393

At December 31, 2020 and December 31, 2019, there were no investment securities HTM and no investment securities pledged as collateral.

Information pertaining to all investment securities with gross unrealized losses as of the balance sheet dates, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

December 31, 2020	Less Than 12 Months			12 Months and Over			Total
	Number of Securities	Fair Value	Gross Unrealized Loss	Number of Securities	Fair Value	Gross Unrealized Loss	Number of Securities	Fair Value	Gross Unrealized Loss
		(Dollars in thousands)
Debt securities:
U.S. Government- sponsored enterprises	15	$2,005	$(16)	8	$1,661	$(35)	23	$3,666	$(51)
Agency MBS	19	21,698	(78)	—	—	—	19	21,698	(78)
State and political subdivisions	1	575	(3)	—	—	—	1	575	(3)
Corporate	—	—	—	3	1,424	(75)	3	1,424	(75)
Total	35	$24,278	$(97)	11	$3,085	$(110)	46	$27,363	$(207)

December 31, 2019	Less Than 12 Months			12 Months and Over			Total
	Number of Securities	Fair Value	Gross Unrealized Loss	Number of Securities	Fair Value	Gross Unrealized Loss	Number of Securities	Fair Value	Gross Unrealized Loss
		(Dollars in thousands)
Debt securities:
U.S. Government- sponsored enterprises	4	$2,376	$(22)	8	$2,772	$(54)	12	$5,148	$(76)
Agency MBS	8	6,193	(38)	8	4,861	(43)	16	11,054	(81)
State and political subdivisions	9	3,813	(38)	1	304	(1)	10	4,117	(39)
Corporate	—	—	—	3	1,430	(70)	3	1,430	(70)
Total	21	$12,382	$(98)	20	$9,367	$(168)	41	$21,749	$(266)
The Company has the ability to hold the investment securities that had unrealized losses at December 31, 2020 for the foreseeable future. The decline in fair value is the result of market conditions and not attributable to credit quality in the investment securities and no declines were deemed by management to be OTT at December 31, 2020 and 2019.

The following table presents the proceeds, gross gains and gross losses from sales of AFS securities:

	For The Years Ended December 31,
	2020	2019
	(Dollars in thousands)
Proceeds	$3,076	$10,335
Gross gains	32	62
Gross losses	(21)	(37)
Net gains	$11	$25

The amortized cost and estimated fair value of debt securities by contractual scheduled maturity as of December 31, 2020, were as follows:

	Amortized Cost	Fair Value
Available-for-sale	(Dollars in thousands)
Due in one year or less	$260	$261
Due from one to five years	6,862	7,273
Due from five to ten years	13,202	13,856
Due after ten years	20,980	22,021
	41,304	43,411
Agency MBS	61,123	62,352
Total	$102,427	$105,763
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

Note 5.  Loans Held for Sale and Loan Servicing

At December 31, 2020 and 2019, loans held for sale consisted of conventional residential mortgages originated for subsequent sale, with an estimated fair value in excess of their carrying value. Therefore, no valuation reserve was necessary for loans held for sale as of the balance sheet dates.

Commercial and residential mortgage loans serviced for others are not included in the accompanying balance sheets. The unpaid principal balance of commercial and residential mortgage loans serviced for others was $629.5 million and $579.9 million at December 31, 2020 and 2019, respectively.

Loans sold consisted of the following during the years ended December 31:

	2020		2019
	Loans Sold	Net Gains on Sale	Loans Sold	Net Gains on Sale
	(Dollars in thousands)
Residential loans	$263,063	$8,158	$157,952	$2,867
Commercial loans	131	10	315	28
Total	$263,194	$8,168	$158,267	$2,895
There were no obligations to repurchase loans for any amount at December 31, 2020, but there were contractual risk sharing commitments on certain sold loans totaling $747 thousand as of such date. (See Note 19.)
The Company generally retains the servicing rights on loans sold. At December 31, 2020 and 2019, the unamortized balance of servicing rights on loans sold with servicing retained was $2.3 million and $1.7 million, respectively, and is included in Other assets. The estimated fair value of these servicing rights was in excess of their carrying value at December 31, 2020 and 2019, and therefore no impairment reserve was necessary. The net capitalization and amortization of MSRs is included in Other income.

The following table presents the capitalization and amortization of loan servicing rights:

	For The Years Ended December 31,
	2020	2019
	(Dollars in thousands)
Capitalization of servicing rights	$1,736	$862
Amortization of servicing rights	1,194	812
Net capitalization of servicing rights	$542	$50
Note 6.  Loans
The composition of Net loans at December 31, was as follows:

	2020	2019
	(Dollars in thousands)
Residential real estate	$183,166	$192,125
Construction real estate	57,417	69,617
Commercial real estate	320,627	289,883
Commercial	108,861	47,699
Consumer	2,601	3,562
Municipal	98,497	67,358
Gross loans	771,169	670,244
Allowance for loan losses	(8,271)	(6,122)
Net deferred loan (fees) costs	(146)	1,043
Net loans	$762,752	$665,165
There were 679 PPP loans totaling $66.2 million classified as commercial loans as of December 31, 2020. Origination fees received from the SBA on these PPP loans totaled $2.4 million and will be amortized over the lives of the respective loans. PPP loan origination fees of $953 thousand were recognized in earnings during the year ended December 31, 2020.

Qualifying residential first mortgage loans and certain commercial real estate loans with a carrying value of $210.0 million and $207.7 million were pledged as collateral for borrowings from the FHLB under a blanket lien at December 31, 2020 and 2019, respectively.

A summary of current, past due and nonaccrual loans as of the balance sheet dates follows:

December 31, 2020	Current	30-59 Days	60-89 Days	90 Days and over and accruing	Nonaccrual	Total
	(Dollars in thousands)
Residential real estate	$179,794	$2,166	$211	$368	$627	$183,166
Construction real estate	57,116	70	67	143	21	57,417
Commercial real estate	317,748	1,130	—	—	1,749	320,627
Commercial	108,749	99	—	—	13	108,861
Consumer	2,595	6	—	—	—	2,601
Municipal	98,497	—	—	—	—	98,497
Total	$764,499	$3,471	$278	$511	$2,410	$771,169

December 31, 2019	Current	30-59 Days	60-89 Days	90 Days and over and accruing	Nonaccrual	Total
	(Dollars in thousands)
Residential real estate	$187,022	$2,716	$1,304	$811	$272	$192,125
Construction real estate	68,731	470	19	368	29	69,617
Commercial real estate	286,795	940	150	—	1,998	289,883
Commercial	47,673	—	5	—	21	47,699
Consumer	3,532	21	6	—	3	3,562
Municipal	67,358	—	—	—	—	67,358
Total	$661,111	$4,147	$1,484	$1,179	$2,323	$670,244
There were no residential real estate loans in process of foreclosure at December 31, 2020 and two residential real estate loans totaling $64 thousand in process of foreclosure at December 31, 2019. A moratorium on residential mortgage foreclosures instituted by the State of Vermont in April 2020 related to the COVID-19 pandemic remained in effect as of year end. Aggregate interest not recognized on nonaccrual loans was $420 thousand and $271 thousand for the years ended December 31, 2020 and 2019, respectively.

Note 7.  Allowance for Loan Losses and Credit Quality

Changes in the ALL, by class of loans, were as follows for the years ended:

December 31, 2020	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Balance, December 31, 2019	$1,392	$774	$3,178	$394	$23	$76	$285	$6,122
Provision (credit) for loan losses	376	(11)	1,075	64	(3)	138	561	2,200
Recoveries of amounts charged off	28	—	—	—	1	—	—	29
	1,796	763	4,253	458	21	214	846	8,351
Amounts charged off	(20)	—	(54)	—	(6)	—	—	(80)
Balance, December 31, 2020	$1,776	$763	$4,199	$458	$15	$214	$846	$8,271

December 31, 2019	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Balance, December 31, 2018	$1,368	$617	$2,933	$354	$23	$82	$362	$5,739
Provision (credit) for loan losses	150	157	305	239	7	(6)	(77)	775
Recoveries of amounts charged off	5	—	—	1	4	—	—	10
	1,523	774	3,238	594	34	76	285	6,524
Amounts charged off	(131)	—	(60)	(200)	(11)	—	—	(402)
Balance, December 31, 2019	$1,392	$774	$3,178	$394	$23	$76	$285	$6,122

The allocation of the ALL, summarized on the basis of the Company's impairment methodology by class of loan, as of the balance sheet dates, was as follows:

December 31, 2020	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Individually evaluated for impairment	$30	$—	$21	$7	$—	$—	$—	$58
Collectively evaluated for impairment	1,746	763	4,178	451	15	214	846	8,213
Total allocated	$1,776	$763	$4,199	$458	$15	$214	$846	$8,271

December 31, 2019	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Individually evaluated for impairment	$39	$—	$149	$8	$—	$—	$—	$196
Collectively evaluated for impairment	1,353	774	3,029	386	23	76	285	5,926
Total allocated	$1,392	$774	$3,178	$394	$23	$76	$285	$6,122

Despite the allocation shown in the tables above, the ALL is general in nature and is available to absorb losses from any class of loan.

The recorded investment in loans, summarized on the basis of the Company's impairment methodology by class of loan, as of the balance sheet dates, was as follows:

December 31, 2020	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Total
	(Dollars in thousands)
Individually evaluated for impairment	$1,782	$210	$2,422	$207	$—	$—	$4,621
Collectively evaluated for impairment	181,384	57,207	318,205	108,654	2,601	98,497	766,548
Total	$183,166	$57,417	$320,627	$108,861	$2,601	$98,497	$771,169

December 31, 2019	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Total
	(Dollars in thousands)
Individually evaluated for impairment	$1,515	$223	$3,204	$299	$—	$—	$5,241
Collectively evaluated for impairment	190,610	69,394	286,679	47,400	3,562	67,358	665,003
Total	$192,125	$69,617	$289,883	$47,699	$3,562	$67,358	$670,244

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

The following tables summarize the loan ratings applied by management to the Company's loans by class as of the balance sheet dates:

December 31, 2020	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Total
	(Dollars in thousands)
Pass	$166,119	$42,853	$172,048	$98,314	$2,595	$98,497	$580,426
Satisfactory/Monitor	13,756	14,319	144,784	10,116	6	—	182,981
Substandard	3,291	245	3,795	431	—	—	7,762
Total	$183,166	$57,417	$320,627	$108,861	$2,601	$98,497	$771,169

December 31, 2019	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Total
	(Dollars in thousands)
Pass	$174,798	$47,326	$168,654	$35,625	$3,499	$67,358	$497,260
Satisfactory/Monitor	14,520	21,819	117,004	10,974	57	—	164,374
Substandard	2,807	472	4,225	1,100	6	—	8,610
Total	$192,125	$69,617	$289,883	$47,699	$3,562	$67,358	$670,244

The following tables provide information with respect to impaired loans by class of loan as of and for the years ended December 31, 2020 and 2019:

	December 31, 2020			For The Year Ended December 31, 2020
	Recorded Investment (1)	Principal Balance (1)	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Residential real estate	$208	$218	$30
Commercial real estate	1,634	1,774	21
Commercial	9	11	7
With an allowance recorded	1,851	2,003	58

Residential real estate	1,574	2,182	—
Construction real estate	210	231	—
Commercial real estate	788	890	—
Commercial	198	200	—
With no allowance recorded	2,770	3,503	—

Residential real estate	1,782	2,400	30	$1,710	$73
Construction real estate	210	231	—	216	4
Commercial real estate	2,422	2,664	21	2,977	70
Commercial	207	211	7	253	17
Total	$4,621	$5,506	$58	$5,156	$164

	December 31, 2019			For The Year Ended December 31, 2019
	Recorded Investment (1)	Principal Balance (1)	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Residential real estate	$218	$228	$39
Commercial real estate	1,762	1,783	149
Commercial	11	12	8
With an allowance recorded	1,991	2,023	196

Residential real estate	1,297	1,832	—
Construction real estate	223	241	—
Commercial real estate	1,442	1,539	—
Commercial	288	290	—
With no allowance recorded	3,250	3,902	—

Residential real estate	1,515	2,060	39	$1,625	$149
Construction real estate	223	241	—	159	4
Commercial real estate	3,204	3,322	149	2,382	110
Commercial	299	302	8	322	23
Total	$5,241	$5,925	$196	$4,488	$286
____________________
(1)Does not reflect government guaranties on impaired loans as of December 31, 2020 and 2019 totaling $514 thousand and $587 thousand, respectively.

The following is a summary of TDR loans by class of loan as of the balance sheet dates:

	December 31, 2020		December 31, 2019
	Number of Loans	Principal Balance	Number of Loans	Principal Balance
	(Dollars in thousands)
Residential real estate	32	$1,782	25	$1,515
Construction real estate	2	87	2	100
Commercial real estate	6	788	8	966
Commercial	5	207	5	290
Total	45	$2,864	40	$2,871

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

The following table provides new TDR activity by class of loan for the years ended December 31, 2020 and 2019:

	New TDRs During the			New TDRs During the
	Year Ended December 31, 2020			Year Ended December 31,2019
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Residential real estate	8	$547	$549	1	$77	$79
Commercial	—	—	—	1	15	15

At December 31, 2020, there were no TDR loans modified within the previous twelve months that had subsequently defaulted during the year then ended. At December 31, 2019, there was one residential TDR loan with a recorded investment balance of $79 thousand that had been modified within the previous twelve months that defaulted during the year then ended. TDR loans are considered defaulted at 90 days past due.

In March 2020, the CARES ACT was passed and federal banking agencies issued guidance, confirmed by the FASB, providing that certain short-term modifications made to loans to borrowers affected by the COVID-19 pandemic and government shutdown orders would not be considered TDRs under specified circumstances (See Note 1). During 2020, the Company executed modifications, under this guidance and the CARES ACT, on outstanding loan balances of $175.5 million, with total accrued interest of $1.2 million as of December 31, 2020. Of the total modifications executed, outstanding loan balances of $37.6 million remained subject to modification terms and carried accrued interest of $352 thousand as of December 31, 2020. The Company intends to continue to follow the CARES Act and the guidance of the banking regulators in making TDR determinations with respect to loans to borrowers affected by the COVID-19 pandemic.

At December 31, 2020 and 2019, the Company was not committed to lend any additional funds to borrowers whose loans were nonperforming, impaired or restructured.

Note 8.  Premises and Equipment
The major classes of premises and equipment and accumulated depreciation at December 31, were as follows:

	2020	2019
	(Dollars in thousands)
Land and land improvements	$4,052	$3,922
Building and improvements	18,697	18,490
Furniture and equipment	10,329	10,402
Construction in progress and deposits on equipment	170	91
	33,248	32,905
Less accumulated depreciation	(13,209)	(11,982)
	$20,039	$20,923
Depreciation included in Occupancy and Equipment expenses amounted to $1.9 million and $1.6 million for the years ended December 31, 2020 and 2019, respectively.

Note 9. Leases
Effective January 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842). As of December 31, 2020, the Company had operating real estate leases for two branch locations, one loan production office, land upon which a branch location was constructed and two ATM locations. The lease agreements have maturity dates ranging from October 2021 to September 2047. As of December 31, 2020, the weighted average remaining life of the lease term for the operating leases was 23.07 years.
The discount rate used in determining the lease liability for each individual lease was the FHLB fixed advance rate as of January 2019 that corresponded to the remaining lease term for each of these leases at adoption of the ASU. As of December 31, 2020, the weighted average discount rate for operating leases was 3.88%.
The right-of-use assets and lease liabilities related to operating leases were as follows at December 31:

	2020	2019
	(Dollars in thousands)
Right-of-use assets included in Other assets	$1,732	$1,861
Lease liabilities included in Accrued interest and other liabilities	1,789	1,894

Total estimated rental commitments for operating leases were as follows as of December 31, 2020:

(Dollars in thousands)
2021	$173
2022	125
2023	115
2024	111
2025	112
Thereafter	2,225
Total	$2,861
A reconciliation of the operating lease undiscounted cash flows in the maturity analysis above and the operating lease liability recognized in the consolidated balance sheet is shown below:

December 31, 2020
(Dollars in thousands)
Undiscounted cash flows	$2,861
Discount effect of cash flows	(1,072)
Lease liabilities	$1,789

Operating lease costs, included in Occupancy expenses, net on the consolidated statements of income were $206 thousand and $215 thousand for the years ended December 31, 2020 and 2019, respectively. Occupancy expense is shown in the consolidated statements of income, net of rental income of $230 thousand and $232 thousand for the years ended December 31, 2020 and 2019, respectively.

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
The Company also recorded $1.7 million of acquired identifiable intangible assets in connection with the 2011 Branch Acquisition, representing the core deposit intangible which is subject to straight-line amortization over the estimated 10 years average life of the acquired core deposit base, absent any future impairment. Management will evaluate the core deposit intangible for impairment if conditions warrant.
Amortization expense for the core deposit intangible was $171 thousand for 2020 and 2019. The amortization expense is included in Other expenses in the consolidated statements of income and is deductible for tax purposes. As of December 31, 2020, there is $71 thousand remaining amortization expense related to the core deposit intangible that will be expensed in 2021.

Note 11.  Investment in Real Estate Limited Partnerships

The Company has purchased from time to time various interests in limited partnerships established to acquire, own and rent residential housing for elderly, low or moderate income individuals in northern Vermont and New Hampshire. The following is a summary of investments in real estate limited partnerships at December 31:

	2020	2019
	(Dollars in thousands)
Carrying values of investment carried at equity included in Other assets	$6,584	$4,402
Capital contribution payable included in Accrued interest and other liabilities	1,351	493

The following table presents the net impact on the Provision for income taxes related to investments carried at equity:

	For The Years Ended December 31,
	2020	2019
	(Dollars in thousands)
Provision for undistributed net losses of limited partnership investments	$935	$745
Federal income tax credits related to limited partnership investments	(987)	(803)
Net effect on Provision for income taxes	$(52)	$(58)

Note 12. Deposits

The following is a summary of interest bearing deposits at December 31:

	2020	2019
	(Dollars in thousands)
Interest bearing checking accounts	$231,465	$173,406
Savings and money market accounts	405,904	285,534
Time deposits, $100,000 and over	70,373	73,048
Other time deposits	71,315	75,605
	$779,057	$607,593

Included in time deposits are brokered deposits of $15.0 million and $12.0 million at December 31, 2020 and 2019, respectively. Reciprocal deposits of $160.5 million and $127.3 million at December 31, 2020 and 2019, respectively, are included in deposit balances in the consolidated balance sheets.

The following is a summary of time deposits by maturity at December 31, 2020:

(Dollars in thousands)
2021	$114,919
2022	15,640
2023	5,212
2024	3,311
2025	2,606
$141,688
Time deposits of $22.9 million and $24.4 million equal or exceed the FDIC insurance limit of $250 thousand at December 31, 2020 and 2019, respectively.

Note 13. Borrowed Funds

Borrowed funds included option advance borrowings from the FHLB of $7.2 million and $47.2 million at December 31, 2020 and 2019, respectively. The FHLB option advance borrowings are a mix of straight bullets, balloons and amortizers with contractual maturities through 2023. All of the FHLB borrowings had interest rates ranging from 0.00% to 3.09% at December 31, 2020 and 2019. The weighted average interest rates on the borrowings were 3.07% and 2.01% at December 31, 2020 and 2019, respectively.

The contractual payments due for FHLB option advance borrowings, as of December 31, 2020, were as follows:

(Dollars in thousands)
2021	$164
2022	—
2023	7,000
$7,164

The Company has established both overnight and longer term lines of credit with the FHLB. These borrowings are secured by a blanket lien on qualified collateral consisting of loans with first mortgages secured by one-to-four family properties and certain commercial real estate loans. At December 31, 2020, pledged loans with a carrying value of $210.0 million provided a borrowing capacity of $134.1 million at the FHLB, less outstanding borrowings and other credit subject to collateralization of $21.9 million, resulting in remaining year-end borrowing capacity of $112.2 million. At December 31, 2019, pledged loans with a carrying value of $207.7 million provided a borrowing capacity of $127.5 million at the FHLB, less outstanding borrowings and other credit subject to collateralization of $61.7 million, resulting in remaining year-end borrowing capacity of $65.8 million.

A separate agreement has been established with the FHLB under which the Company has the authority, up to its available borrowing capacity, to collateralize public unit deposits with letters of credit issued by the FHLB. FHLB letters of credit in the amount of $23.6 million and $24.8 million were utilized as collateral for these deposits at December 31, 2020 and 2019, respectively. Total fees paid by the Company in connection with the issuance of these letters of credit were $30 thousand and $27 thousand for the years ended December 31, 2020 and 2019, respectively.

In addition to its borrowing arrangements with the FHLB, Union maintains a preapproved Federal Funds line of credit with a correspondent bank totaling $15.0 million. Interest on advances under this line is payable daily and charged at the Federal Funds rate at the time of the borrowing. There were no outstanding borrowings on the Federal Funds purchase line at December 31, 2020 or 2019. In addition to the funding sources available to Union, the Company maintains a $5.0 million revolving line of credit with a correspondent bank. There were no outstanding borrowings on the line at December 31, 2020 or 2019.

Note 14.  Income Taxes

The components of the provision for income taxes for the years ended December 31, were as follows:

	2020	2019
	(Dollars in thousands)
Current federal tax provision	$3,134	$1,351
Current state tax provision	62	41
Deferred tax (benefit) provision	(777)	438
	$2,419	$1,830

The total provision for income taxes differs from the amounts computed at the statutory federal income tax rate of 21% primarily due to the following for the years ended December 31:

	2020	2019
	(Dollars in thousands)
Computed “expected” tax expense	$3,197	$2,620
State taxes	49	32
Tax exempt interest	(555)	(513)
Increase in cash surrender value of COLI	(67)	(59)
Tax credits	(1,013)	(857)
Equity in losses of limited partnerships	788	640
Non-deductible expenses	44	46
Other	(24)	(79)
	$2,419	$1,830

Listed below are the significant components of the net deferred tax liability at December 31:

	2020	2019
	(Dollars in thousands)
Components of the deferred tax asset
Bad debts	$1,798	$1,329
Deferred compensation	300	227
Loans held for sale	271	32
Core deposit intangible	119	106
Other	55	37
Total deferred tax asset	2,543	1,731

Components of the deferred tax liability
Depreciation	(1,254)	(1,402)
Mortgage servicing rights	(490)	(371)
Limited partnership investments	(86)	(50)
Unrealized gain on investment securities available-for-sale	(701)	(262)
Goodwill	(309)	(276)
Prepaid expenses	(132)	(136)
Total deferred tax liability	(2,972)	(2,497)
Net deferred tax liability	$(429)	$(766)

Deferred tax assets are recognized subject to management's judgment that it is more likely than not that the deferred tax asset will be realized. Based on the temporary taxable items, historical taxable income and estimates of future taxable income, the Company believes that it is more likely than not that the deferred tax assets at December 31, 2020 will be realized and therefore no valuation allowance is warranted.

The net deferred income tax liability is included in Accrued interest and other liabilities in the consolidated balance sheets at December 31, 2020 and 2019.
Based on management's evaluation, management has concluded that there were no significant uncertain tax positions requiring recognition in the Company's financial statements at December 31, 2020 and 2019. The Company is subject to income tax at the federal level and in the state of New Hampshire. Although the Company is not currently the subject of an examination by taxing authorities, the Company's tax years ended December 31, 2017 through 2019 are open to examination under the applicable statute of limitations. The 2020 tax return has not yet been filed.

The Company may from time to time be assessed interest and/or penalties by federal or state tax jurisdictions, although any such assessments historically have been minimal and immaterial to the Company's financial results. In the event that the Company receives an assessment for interest and/or penalties, it will be classified in the financial statements as Other expenses.

Note 15.  Employee Benefit Plans

401(k) Plan: Union maintains a tax-qualified defined contribution 401(k) plan under which employees may elect to make tax deferred contributions of up to the IRS maximum from their annual salary. All employees meeting service requirements are eligible to participate in the plan. Union may make employer matching and profit-sharing contributions to the 401(k) plan at the discretion of the Board. Company contributions are fully vested after three years of service. The 401(k) plan includes "Safe Harbor" provisions requiring annual nondiscretionary minimum contributions to the plan for all eligible participants in an amount equal to 3% of eligible earnings of each eligible participant. Additionally, in 2020 and 2019 a discretionary profit-sharing contribution was made to the plan in an amount equal to 3% percent of each employee's eligible earnings, as defined by the plan. The following table summarizes employer contributions for the years ended December 31, 2020 and 2019:

	2020	2019
	(Dollars in thousands)
Employer matching	$318	$270
Profit sharing	$339	$280
Safe harbor	$382	$336
Total	$1,039	$886

Nonqualified Deferred Compensation Plans: The Company and Union have two nonqualified deferred compensation plans for directors and certain key officers, referred to in this Note as the 2008 Plan and the 2020 Plan. The Company accrued an expense of $8 thousand in 2020 and 2019, under the 2008 Plan. The benefit obligations under the 2008 Plan represent general unsecured obligations of the Company and no assets are segregated for such payments. However, the Company and Union have purchased life insurance contracts on the lives of each participant in order to recoup the funding costs of these benefits. The benefits accrued under the 2008 Plan aggregated $327 thousand and $359 thousand at December 31, 2020 and 2019, respectively, and are included in Accrued interest and other liabilities. The cash surrender value of the life insurance policies purchased to recoup the funding costs under the 2008 Plan aggregated $1.1 million and $1 million at December 31, 2020 and 2019, respectively, and are included in Company-owned life insurance in the Company's consolidated balance sheets.

The 2020 Plan, which amended and restated an earlier plan adopted in 2006, provides a means by which participants may elect to defer receipt of current compensation from the Company or its subsidiary in order to provide retirement or other benefits as selected in the individual adoption agreements. As originally the Plan did not allow for employer contributions, the Board subsequently determined that employer contributions may be appropriate in certain circumstances and accordingly amended and restated the plan effective February 1, 2020. Participants may select among designated reference investments consisting of investment funds, with the performance of the participant's account mirroring the selected reference investment. Distributions are made only upon a qualifying distribution event, which may include a separation from service, death, disability or unforeseeable emergency, or upon a date specified in the participant's deferral election form. The 2020 Plan is unfunded, representing general unsecured obligations of the Company of $1.1 million and $699 thousand as of December 31, 2020 and 2019, respectively, and are included in accrued interest and other liabilities in the consolidated balance sheets, including employer contributions of $24 thousand accrued as of December 31, 2020.

Note 16.  Stock Based Compensation

The Company's stock-based compensation plan is the Union Bankshares, Inc. 2014 Equity Incentive Plan. Under the 2014 Equity Plan, 50,000 shares of the Company’s common stock are available for equity awards of incentive stock options, nonqualified stock options, restricted stock and RSUs to eligible officers and (except for awards of incentive stock options)

nonemployee directors. Shares available for issuance of awards under the 2014 Equity Plan consist of unissued shares of the Company’s common stock and/or shares held in treasury. As of December 31, 2020, there were outstanding grants under the plan of RSUs and incentive stock options as noted in the tables below.

RSUs. Each RSU represents the right to receive one share of the Company's common stock upon satisfaction of applicable vesting conditions. For each of the awards granted in 2020 and 2019, 50% of the RSUs awarded were in the form of Time-Based RSUs, which vest over three years, approximately one-third per year on the anniversary of the earned date; and 50% of the RSUs awarded were in the form of Performance-Based RSUs, which are subject to both performance and time based vesting conditions, with vesting of awards over two years, approximately one-half per year on the anniversary of the earned date. Prior to vesting, the RSUs do not earn dividends or dividend equivalents, nor do they bear any voting rights.

The following table presents a summary of RSUs from the respective Award Plan Summaries as of December 31, 2020:

	Number of RSUs Granted	Weighted-Average Grant Date Fair Value	Number of Unvested RSUs
2019 Award	3,734	$47.75	500
2020 Award	8,918	36.26	5,139
Total	12,652		5,639

Unrecognized compensation expense related to the unvested RSUs was $209 thousand and $492 thousand, as of December 31, 2020 and 2019, respectively.
On May 22, 2020, the Company's board of directors, as a component of total director compensation, granted an aggregate of 2,152 RSUs to the Company's non-employee directors. Each RSU represents the right to receive one share of the Company's common stock upon satisfaction of applicable vesting conditions. The RSUs will vest in May 2021, subject to continued board service through the vesting date, other than in the case of the director's death or disability. Prior to vesting, the RSUs do not earn dividends or dividend equivalents, nor do they bear any voting rights. Director compensation expense related to this award is estimated to be $41 thousand of which $25 thousand has been recorded for the year ended December 31, 2020.
Incentive stock options. The 2014 Equity Plan replaced the Company's 2008 ISO Plan. There were no options granted in 2020 or 2019 under the 2014 Equity Plan. As of December 31, 2020, there were 4,500 incentive stock options outstanding under the 2014 Equity Plan, all of which were exercisable.
The exercise price of outstanding options under the 2014 Equity Plan is equal to the market price of the stock at the date of grant; therefore, the intrinsic value of the options at the date of the grant is $0. All outstanding options have a one year requisite service period, vest after one year, and have a seven year contractual term. There was no compensation cost charged against income in 2020 or 2019 for stock options issued under the 2014 Equity Plan or the 2008 ISO Plan.

The following summarizes the stock option activity under the 2014 Equity Plan for the year ended December 31, 2020:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Period End Aggregate Intrinsic Value
	(Dollars in thousands, except per share data)
Outstanding at January 1, 2020	4,500	$24.00
Exercised	—	—
Forfeited/expired	—	—
Outstanding at December 31, 2020	4,500	$24.00	0.96	$8
Exercisable at December 31, 2020	4,500	$24.00	0.96	$8

The following summarizes the stock option activity under the 2008 ISO Plan for the year ended December 31, 2020:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Period End Aggregate Intrinsic Value
	(Dollars in thousands, except per share data)
Outstanding at January 1, 2020	1,000	$22.00
Exercised	(1,000)	$22.00
Forfeited/expired	—	—
Outstanding at December 31, 2020	—
Exercisable at December 31, 2020	—

The following summarizes information regarding the proceeds received by the Company from the exercise of stock options during the years ended December 31:

	2020	2019
	(Dollars in thousands, except per share data)
Proceeds received	$22	$44
Number of shares exercised	1,000	2,000
Weighted average price per share	$22.00	$22.00
Total intrinsic value of options exercised	$14	$30
As of December 31, 2020, there was no unrecognized compensation cost as all outstanding options were fully vested and exercisable.

Note 17.  Earnings Per Share

The following table presents the reconciliation between the calculation of basic EPS and diluted EPS for the years ended December 31, 2020 and 2019:

	2020	2019
	(Dollars in thousands, except per share data)
Net income	$12,805	$10,648
Weighted average common shares outstanding for basic EPS	4,474,649	4,468,336
Dilutive effect of stock-based awards (1)	18,508	12,856
Weighted-average common and potential common shares for diluted EPS	4,493,157	4,481,192
Earnings per common share:
Basic EPS	$2.86	$2.38
Diluted EPS	$2.85	$2.38
____________________
(1)Dilutive effect of stock based awards represents the effect of the assumed exercise of stock options and vesting of restricted stock units. Unvested awards do not have dividend or dividend equivalent rights.

Note 18.  Financial Instruments With Off-Balance-Sheet Risk

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, standby letters of credit, interest rate caps and floors written on adjustable-rate loans, commitments to participate in or sell loans, commitments to buy or sell securities, guarantees on certain sold loans and risk-sharing commitments on certain sold loans under the MPF program with the FHLB. At December 31, 2020 and 2019, the Company had binding loan commitments to sell residential mortgage loans at fixed rates totaling $18.3 million and $7.1 million, respectively. The fair value adjustment of these commitments is not material to the Company's financial statements.

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
The Company generally requires collateral or other security to support financial instruments with credit risk. The following table shows financial instruments outstanding whose contract amount represents credit risk at December 31:

	Contract or Notional Amount
	2020	2019
	(Dollars in thousands)
Commitments to originate loans	$61,431	$35,689
Unused lines of credit	132,502	103,623
Standby and commercial letters of credit	3,115	2,308
Credit card arrangements	308	311
MPF credit enhancement obligation, net (See Note 19)	728	687
Commitment to purchase investment in a real estate limited partnership	2,000	3,000
Total	$200,084	$145,618
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
Since many of the commitments and lines are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company, upon issuance of a commitment to extend credit is based on management's credit evaluation of the customer. Collateral held varies but may include real estate, accounts receivable, inventory, property, plant and equipment and income-producing commercial properties.
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
The Company did not hold or issue derivative instruments or hedging instruments during the years ended December 31, 2020 and 2019.

Note 19. Commitments and Contingencies
Contingent Liabilities: The Company sells 1-4 family residential mortgage loans under the MPF program with FHLB (See Note 18). Under this program, the Company shares in the credit risk of each mortgage loan, while receiving fee income in return. The Company is responsible for a Credit Enhancement Obligation based on the credit quality of these loans. FHLB funds a First Loss Account based on the Company's outstanding MPF mortgage loan balances. This creates a laddered approach to sharing in any losses. In the event of default, homeowner's equity and private mortgage insurance, if any, are the first sources of repayment; the FHLB First Loss Account funds are then utilized, followed by the member's Credit Enhancement Obligation, with the balance the responsibility of FHLB. These loans meet specific underwriting standards of the FHLB. As of December 31, 2020, the Company had sold $31.6 million in loans through the MPF program since inception of its participation in the program, with an outstanding principal balance of $10.4 million as of such date.

The volume of loans sold to the MPF program and the corresponding credit obligation are closely monitored by management. As of December 31, 2020 and 2019, the notional amount of the maximum contingent contractual liability related to this program was $747 thousand and $705 thousand, respectively, of which $19 thousand and $18 thousand had been recorded as a reserve through Accrued interest and other liabilities at December 31, 2020 and 2019, respectively.

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
Mutual funds: Mutual funds have been valued using unadjusted quoted prices from active markets and therefore have been classified as Level 1.

Assets measured at fair value on a recurring basis at December 31, 2020 and 2019, segregated by fair value hierarchy level, are summarized below:

	Fair Value Measurement
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2020:	(Dollars in thousands)
Investment securities available-for-sale
Debt securities:
U.S. Government-sponsored enterprises	$6,548	$—	$6,548	$—
Agency MBS	62,352	—	62,352	—
State and political subdivisions	28,461	—	28,461	—
Corporate	8,402	—	8,402	—
Total debt securities	$105,763	$—	$105,763	$—

Other investments:
Mutual funds	$1,047	$1,047	$—	$—

December 31, 2019:
Investment securities available-for-sale
Debt securities:
U.S. Government-sponsored enterprises	$6,292	$—	$6,292	$—
Agency MBS	46,024	—	46,024	—
State and political subdivisions	26,965	—	26,965	—
Corporate	8,112	—	8,112	—
Total debt securities	$87,393	$—	$87,393	$—

Other investments:
Mutual funds	$690	$690	$—	$—

There were no transfers in or out of Levels 1 and 2 during the years ended December 31, 2020 and 2019, nor were there any Level 3 assets at any time during those periods. Certain other assets and liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Assets and liabilities measured at fair value on a nonrecurring basis in periods after initial recognition, such as collateral-dependent impaired loans and MSRs, were not considered material at December 31, 2020 or 2019. The Company has not elected to apply the fair value method to any financial assets or liabilities other than those situations where other accounting pronouncements require fair value measurements.
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

As of the balance sheet dates, the estimated fair values and related carrying amounts of the Company's significant financial instruments were as follows:

	December 31, 2020
	Fair Value Measurement
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$122,771	$122,771	$122,771	$—	$—
Interest bearing deposits in banks	12,699	12,699	—	12,699	—
Investment securities	106,810	106,810	1,047	105,763	—
Loans held for sale	32,188	33,437	—	33,437	—
Loans, net
Residential real estate	181,355	185,890	—	—	185,890
Construction real estate	56,643	56,882	—	—	56,882
Commercial real estate	315,522	324,085	—	—	324,085
Commercial	108,382	106,358	—	—	106,358
Consumer	2,586	2,557	—	—	2,557
Municipal	98,264	98,973	—	—	98,973
Accrued interest receivable	4,129	4,129	—	446	3,683
Nonmarketable equity securities	1,150	N/A	N/A	N/A	N/A
Financial liabilities
Deposits
Noninterest bearing	215,245	215,245	215,245	—	—
Interest bearing	637,369	637,369	637,369	—	—
Time	141,688	142,605	—	142,605	—
Borrowed funds
Long-term	7,164	7,585	—	7,585	—
Accrued interest payable	108	108	—	108	—

	December 31, 2019
	Fair Value Measurement
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$51,134	$51,134	$51,134	$—	$—
Interest bearing deposits in banks	6,565	6,671	—	6,671	—
Investment securities	88,083	88,083	690	87,393	—
Loans held for sale	7,442	7,587	—	7,587	—
Loans, net
Residential real estate	191,032	192,955	—	—	192,955
Construction real estate	68,951	68,381	—	—	68,381
Commercial real estate	286,871	288,931	—	—	288,931
Commercial	47,379	45,872	—	—	45,872
Consumer	3,545	3,483	—	—	3,483
Municipal	67,387	67,103	—	—	67,103
Accrued interest receivable	2,702	2,702	—	435	2,267
Nonmarketable equity securities	2,607	N/A	N/A	N/A	N/A
Financial liabilities
Deposits
Noninterest bearing	136,434	136,434	136,434	—	—
Interest bearing	458,940	458,940	458,940	—	—
Time	148,653	148,542	—	148,542	—
Borrowed funds
Short-term	40,000	40,000	40,000	—	—
Long-term	7,164	7,416	—	7,416	—
Accrued interest payable	673	673	—	673	—
The carrying amounts in the preceding tables are included in the consolidated balance sheets under the applicable captions.

Note 21.  Transactions with Related Parties
The Company has had, and is expected to have in the future, banking transactions in the ordinary course of business with principal stockholders, directors, principal officers, their immediate families and affiliated companies in which they are principal stockholders (commonly referred to as related parties). In the opinion of management, these transactions were made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated parties and do not represent more than the normal risk of collectability or present other unfavorable features.
Aggregate loan transactions with related parties for the years ended December 31 were as follows:

	2020	2019
	(Dollars in thousands)
Balance, January 1,	$1,300	$749
New loans and advances on lines	1,632	1,045
Repayments	(1,222)	(690)
Other, net	(979)	196
Balance, December 31,	$731	$1,300
Balance available on lines of credit or loan commitments	$1,123	$1,153

There were no loans to related parties that were past due, in nonaccrual status or that had been restructured to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower, or that were considered classified at December 31, 2020 or 2019.
Deposit accounts with related parties were $1.1 million and $1.3 million at December 31, 2020 and 2019, respectively. Union's Asset Management Group also invested $266 thousand and $348 thousand in certificates of deposit with Union at December 31, 2020 and 2019, respectively.

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
The Economic Growth, Regulatory Relief and Consumer Protection Act of 2018 directed the federal banking regulators to adopt rules providing for a simplified regulatory capital framework for qualifying community banking organizations. In September 2019, the banking regulators finalized a rule that introduced the community bank leverage ratio (CBLR) framework as an optional simplified measure of capital adequacy for qualifying institutions. Beginning with the March 31, 2020 regulatory capital calculation, a banking organization with a Tier I leverage ratio greater than 9.0%, less than $10 billion in average consolidated assets, and limited amounts of off-balance sheet exposures and trading assets and liabilities may opt into the CBLR framework and will be deemed "well capitalized" and will not be required to report or calculate risk-based capital. A community banking organization that does not meet the requirements for use of the simplified CBLR framework will continue to calculate its regulatory capital ratios under existing guidelines. A provision of the CARES Act temporarily lowers the minimum Tier 1 leverage ratio to 8.0% for a banking organization to elect to use the CBLR framework, with a phased increase back to 9.0% by the end of 2021. As of December 31, 2020, the Tier I leverage ratio was 7.31% and 7.26% for the Company and Union, respectively.
The Company and Union's risk-based capital ratios exceeded regulatory guidelines at December 31, 2020 and 2019, and, specifically, Union was "well capitalized" under Prompt Corrective Action provisions for each period. There were no conditions or events that occurred subsequent to December 31, 2020 that would change the Company or Union's regulatory capital categorization.

Union's and the Company's regulatory capital amounts and ratios as of the balance sheet dates are presented in the following tables:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of December 31, 2020	Amount	Ratio	Amount	Ratio	Amount	Ratio
Company:	(Dollars in thousands)
Total capital to risk weighted assets	$83,464	13.87%	$48,141	8.00%	N/A	N/A
Tier 1 capital to risk weighted assets	75,933	12.62%	36,101	6.00%	N/A	N/A
Common Equity Tier 1 to risk weighted assets	75,933	12.62%	27,076	4.50%	N/A	N/A
Tier 1 capital to average assets	75,933	7.31%	41,550	4.00%	N/A	N/A

Union:
Total capital to risk weighted assets	$82,842	13.79%	$48,059	8.00%	$60,074	10.00%
Tier 1 capital to risk weighted assets	75,324	12.54%	36,040	6.00%	48,054	8.00%
Common Equity Tier 1 to risk weighted assets	75,324	12.54%	27,030	4.50%	39,044	6.50%
Tier 1 capital to average assets	75,324	7.26%	41,501	4.00%	51,876	5.00%

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
As of December 31, 2019	Amount	Ratio	Amount	Ratio	Amount	Ratio
Company:	(Dollars in thousands)
Total capital to risk weighted assets	$74,510	13.02%	$45,782	8.00%	N/A	N/A
Tier 1 capital to risk weighted assets	68,388	11.95%	34,337	6.00%	N/A	N/A
Common Equity Tier 1 to risk weighted assets	68,388	11.95%	25,753	4.50%	N/A	N/A
Tier 1 capital to average assets	68,388	8.09%	33,814	4.00%	N/A	N/A

Union:
Total capital to risk weighted assets	$74,167	12.98%	$45,715	8.00%	$57,139	10.00%
Tier 1 capital to risk weighted assets	68,045	11.91%	34,280	6.00%	45,706	8.00%
Common Equity Tier 1 to risk weighted assets	68,045	11.91%	25,710	4.50%	37,136	6.50%
Tier 1 capital to average assets	68,045	8.06%	33,769	4.00%	42,212	5.00%

Dividends paid by Union are the primary source of funds available to the Company for payment of dividends to its stockholders. Union is subject to certain requirements imposed by federal banking laws and regulations, which among other things, establish minimum levels of capital and restrict the amount of dividends that may be distributed by Union to the Company.

Note 23.  Treasury Stock
The basis for the carrying value of the Company's treasury stock is the purchase price of the shares at the time of purchase. The Company maintains a limited stock repurchase plan which authorizes the repurchase of up to 2,500 shares of its common stock each calendar quarter in open market purchases or privately negotiated transactions, as management may deem advisable and as market conditions may warrant. The repurchase authorization for a calendar quarter expires at the end of that quarter to the extent it has not been exercised, and is not carried forward into future quarters. The quarterly repurchase program, which was initially adopted in 2010, was most recently reauthorized in January 2021 and will expire on December 31, 2021 unless reauthorized. The Company repurchased no shares under this program during 2020, while 300 shares, at a total cost of $13 thousand were repurchased under the program during 2019. Since inception, the Company had repurchased 17,693 shares of its common stock as of December 31, 2020, at prices ranging from $17.86 to $48.82 per share and at a total cost of $472 thousand.
The Company maintains a Dividend Reinvestment and Stock Purchase Plan (DRIP) whereby registered stockholders may elect to reinvest cash dividends and optional cash contributions to purchase additional shares of the Company's common stock. The Company has reserved 200,000 shares of its common stock for issuance and sale under the DRIP. As of December 31, 2020, 4,139 shares of stock had been issued from treasury stock under the DRIP, since inception of the Plan in 2016.

Note 24. Other Comprehensive Income
The components of Accumulated OCI, net of tax, at December 31 were:

	2020	2019
	(Dollars in thousands)
Net unrealized gain on investment securities available-for-sale	$2,636	$986

The following table discloses the tax effects allocated to each component of OCI for the years ended:

	December 31, 2020			December 31, 2019
	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
	(Dollars in thousands)
Investment securities available-for-sale:
Net unrealized holding gains arising during the year on investment securities available-for-sale	$2,099	$(440)	$1,659	$2,568	$(539)	$2,029
Reclassification adjustment for net gains on investment securities available-for-sale realized in net income	(11)	2	(9)	(25)	5	(20)
Total other comprehensive income	$2,088	$(438)	$1,650	$2,543	$(534)	$2,009

The following table discloses information concerning the reclassification adjustments from OCI for the years ended December 31:

Reclassification Adjustment Description	2020	2019	Affected Line Item in Consolidated Statements of Income
	(Dollars in thousands)
Investment securities available-for-sale:
Net gains on investment securities available-for-sale	$(11)	$(25)	Net gains on sales of investment securities available-for-sale
Tax benefit	2	5	Provision for income taxes
Total reclassifications	$(9)	$(20)	Net income

Note 25. Subsequent Events
Events occurring subsequent to December 31, 2020 have been evaluated as to their potential impact on the consolidated financial statements.
On January 20, 2021, the Board of Directors declared a cash dividend of $0.33 per share for the quarter, an increase of 3.1% from the cash dividend of $0.32 paid in recent prior quarters. The dividend is payable February 5, 2021 to shareholders of record as of February 1, 2021.

Note 26.  Condensed Financial Information (Parent Company Only)
The following condensed financial statements are for Union Bankshares, Inc. (Parent Company Only), and should be read in conjunction with the consolidated financial statements of Union Bankshares, Inc. and Subsidiary.
UNION BANKSHARES, INC. (PARENT COMPANY ONLY)
CONDENSED BALANCE SHEETS
December 31, 2020 and 2019

	2020	2019
	(Dollars in thousands)
ASSETS
Cash	$93	$46
Other investments	60	27
Investment in subsidiary - Union	80,257	71,500
Other assets	869	712
Total assets	$81,279	$72,285
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Other liabilities	$412	$442
Total liabilities	412	442
STOCKHOLDERS' EQUITY
Common stock, $2.00 par value; 7,500,000 shares authorized; 4,954,732 shares issued at December 31, 2020 and 4,948,245 shares issued at December 31, 2019	9,910	9,897
Additional paid-in capital	1,393	1,124
Retained earnings	71,097	64,019
Treasury stock at cost; 474,632 shares at December 31, 2020 and 476,268 shares at December 31, 2019	(4,169)	(4,183)
Accumulated other comprehensive income	2,636	986
Total stockholders' equity	80,867	71,843
Total liabilities and stockholders' equity	$81,279	$72,285
The investment in subsidiary is carried under the equity method of accounting. The investment in subsidiary and cash, which is on deposit with Union, have been eliminated in consolidation.

UNION BANKSHARES, INC. (PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF INCOME
Years Ended December 31, 2020 and 2019

	2020	2019
Revenues	(Dollars in thousands)
Dividends - bank subsidiary - Union	$6,350	$5,925
Other income	28	24
Total revenues	6,378	5,949
Expenses
Interest	18	16
Administrative and other	539	536
Total expenses	557	552
Income before applicable income tax benefit and equity in undistributed net income of subsidiary	5,821	5,397
Applicable income tax benefit	(113)	(113)
Income before equity in undistributed net income of subsidiary	5,934	5,510
Equity in undistributed net income - Union	6,871	5,138
Net income	$12,805	$10,648

UNION BANKSHARES, INC. (PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2020 and 2019

	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES	(Dollars in thousands)
Net income	$12,805	$10,648
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of Union	(6,871)	(5,138)
(Increase) decrease in other assets	(157)	55
Decrease in other liabilities	(30)	(137)
Net cash provided by operating activities	5,747	5,428
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of other investments	—	47
Purchases of other investments	(33)	(7)
Net cash (used in) provided by investing activities	(33)	40
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(5,689)	(5,501)
Issuance of common stock	22	44
Purchase of treasury stock	—	(13)
Net cash used in financing activities	(5,667)	(5,470)
Net decrease in cash	47	(2)
Cash, beginning of year	46	48
Cash, end of year	$93	$46
Supplemental Disclosures of Cash Flow Information
Interest paid	$18	$16
Dividends paid on Common Stock:
Dividends declared	$5,727	$5,540
Dividends reinvested	(38)	(39)
	$5,689	$5,501

Note 27.  Quarterly Financial Data (Unaudited)

A summary of consolidated financial data for each of the four quarters of 2020 and 2019 is presented below:

	Quarters in 2020 Ended
	March 31,	June 30,	Sept. 30,	Dec 31,
	(Dollars in thousands, except per share data)
Interest and dividend income	$8,963	$9,139	$9,343	$9,305
Interest expense	1,457	1,361	1,158	1,171
Net interest income	7,506	7,778	8,185	8,134
Provision for loan losses	300	500	800	600
Noninterest income	2,518	2,988	5,508	4,989
Noninterest expenses	7,172	7,111	7,995	7,904
Net income	2,196	2,668	4,147	3,794
Earnings per common share	$0.49	$0.60	$0.92	$0.85

	Quarters in 2019 Ended
	March 31,	June 30,	Sept. 30,	Dec 31,
	(Dollars in thousands, except per share data)
Interest and dividend income	$8,592	$8,904	$9,140	$9,234
Interest expense	1,227	1,397	1,493	1,483
Net interest income	7,365	7,507	7,647	7,751
Provision for loan losses	50	150	150	425
Noninterest income	2,232	2,471	2,723	3,029
Noninterest expenses	6,527	6,800	7,005	7,140
Net income	2,621	2,530	2,738	2,759
Earnings per common share	$0.59	$0.56	$0.62	$0.61

Note 28. Other Noninterest Income and Other Noninterest Expenses

The components of other noninterest income and other noninterest expenses for the years ended December 31, 2020 and 2019 were as follows:

	2020	2019
Income	(Dollars in thousands)
Income from mortgage servicing rights, net	$542	$50
Other income	411	553
Total other income	$953	$603

Expenses
ATM network and debit card expense	$800	$790
Advertising and public relations	544	555
Vermont franchise tax	759	678
Professional fees	774	701
Director and advisory board fees	505	502
Other expenses	4,138	3,934
Total other expenses	$7,520	$7,160

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Union Bankshares, Inc. and Subsidiary

Opinions on the Financial Statements

We have audited the accompanying consolidated balance sheets of Union Bankshares, Inc. and Subsidiary (the Company) as of December 31, 2020 and 2019, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2020 and 2019, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates..

Board of Directors and Stockholders
Union Bankshares, Inc. and Subsidiary

Allowance for Loan Losses

As described in Notes 1, 6 and 7 to the Company's consolidated financial statements, the Company has a gross loan portfolio of $771.1 million and related allowance for loan losses of $8.3 million as of December 31, 2020. The Company's allowance for loan losses is a material and complex estimate requiring significant management judgment in the evaluation of the credit quality and the estimation of inherent losses within the loan portfolio. The level of the allowance for loan losses is based on mangagement’s periodic evaluation of the loan portfolio, credit concentrations, trends in historical loss experience, estimated value of any underlying collateral, specific impaired loans and economic conditions. Changes in these assumptions could have a material effect on the Company’s financial results. The allowance for loan losses includes a general reserve which is determined based on the results of a quantitative and a qualitative analysis of all loans not measured for impairment at the reporting date.

The general component of the allowance for loan losses is based on historical loss experience, adjusted for qualitative factors, for each class of loans with similar risk characteristics. The Company considers relevant credit quality indicators for each loan class, stratifies loans by risk rating, and estimates losses for each loan class based upon their nature and risk profile. This process requires significant management judgment in the review of the loan portfolio and assignment of risk ratings based upon the characteristics of loans. The qualitative factors determined for each loan class are subjectively selected by management using certain objective measurements period over period. The qualitative factors are adjusted based on management’s assessment and include changes in loan underwriting, economic and market conditions, portfolio composition, collateral values, delinquencies, lender experience and legal and regulatory issues. Auditing these complex judgments and assumptions involves especially challenging auditor judgment due to the nature and extent of audit evidence and effort required to address these matters, including the extent of specialized skill or knowledge needed

The primary procedures we performed to address this critical audit matter included:

•Testing the design of controls relating to management's review of loans, assignment of risk ratings, and consistency of application of accounting policies.
•Evaluating the reasonableness of assumptions and sources of data used by management in forming the qualitative loss factors by performing retrospective review of historic loan loss experience and analyzing data used in developing the assumptions, including assessment of whether there were additional qualitative considerations relevant to the loan portfolio.
•Evaluating the appropriateness of inputs and factors that the Company used in forming the qualitative loss factors and assessing whether such inputs and factors were relevant, reliable, and reasonable for the purpose used.
•Evaluating the appropriateness of the Company's loan risk rating policy and testing the consistency of its application.
•Evaluating the appropriateness of specific reserves for impaired loans.
•Verifying the mathematical accuracy and computation of the allowance for loan losses by re-performing or independently calculating significant elements of the allowance for loan losses based on relevant source documents.

We have served as the Company's auditor since 2009.

Portland, Maine
March 19, 2021

Vermont Registration No. 92-0000278

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and Chief Financial Officer, with the assistance of the Disclosure Control Committee, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2020. Based on this evaluation they concluded that those disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files with the Commission is accumulated and communicated to the Company's management, including its principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required information.
Management's Report on Internal Control Over Financial Reporting. The Company's management is responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in the Securities Exchange Act Rule 13a-15(f). The Company's management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based on the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on the evaluation, the Company's management concluded that the Company's internal control over financial reporting was effective as of December 31, 2020.
This annual report on Form 10-K does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to permanent relief from such requirement accorded to smaller reporting companies.
There were no changes in the Company's internal controls over financial reporting during the fourth quarter of 2020 that have materially affected, or that are reasonably likely to materially affect, the Company's internal controls over financial reporting. While the Company believes that its existing disclosure controls and procedures have been effective to accomplish these objectives, the Company intends to continue to examine, refine and formalize its disclosure controls and procedures and to monitor ongoing developments in this area.
Item 9B. Other Information
None
PART III
Item 10.  Directors, Executive Officers and Corporate Governance
The following information from the Company's Proxy Statement for the 2021 Annual Meeting of Shareholders is hereby incorporated by reference:
Listing of the names, ages, principal occupations, business experience and specific qualifications of the directors and nominees under the caption “PROPOSAL I: TO ELECT DIRECTORS”.
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

Item 11. Executive Compensation
The following information from the Company's Proxy Statement for the 2021 Annual Meeting of Shareholders is hereby incorporated by reference:
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
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following information from the Company's Proxy Statement for the 2021 Annual Meeting of Shareholders is hereby incorporated by reference:
Information regarding the share ownership of management and principal shareholders under the caption “SHARE OWNERSHIP INFORMATION - Share Ownership of Management and Principal Holders”.
The following table summarizes certain information regarding securities available for issuance under the Company's equity compensation plans as of December 31, 2020:
Equity Compensation Plan Information as of December 31, 2020:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a) (1)	(b) (2)	(c) (3)
Equity compensation plans approved by security holders	10,139	$24.00	11,425
Equity compensation plans not approved by security holders	—	—	—

Total	10,139	$24.00	11,425
____________________
(1)Includes 4,500 shares issuable upon exercise of incentive stock options granted under the 2014 Equity Plan, and 5,639 shares issuable upon vesting of restricted stock units (“RSUs”) granted under the 2014 Equity Plan for which performance conditions have been satisfied but which are also subject to time-based vesting conditions.
(2)Calculated solely with respect to outstanding stock options; RSUs not included in calculation.
(3)All of such shares are available for issuance pursuant to future awards under the 2014 Equity Plan.

Item 13. Certain Relationships and Related Party Transactions, and Director Independence
The following information from the Company's Proxy Statement for the 2021 Annual Meeting of Shareholders is hereby incorporated by reference:
Information regarding transactions with management and directors under the caption “PROPOSAL I: TO ELECT DIRECTORS - Transactions with Management and Directors.”
Information regarding Director independence under the caption "PROPOSAL I: TO ELECT DIRECTORS - Director Independence."

Item 14. Principal Accountant Fees and Services
The following information from the Company's Proxy Statement for the 2021 Annual Meeting of Shareholders is hereby incorporated by reference:
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
PART IV
Item 15. Exhibits, Financial Statement Schedules
Documents Filed as Part of this Report:
(1)The following consolidated financial statements are included:
1)Consolidated Balance Sheets at December 31, 2020 and 2019
2)Consolidated Statements of Income for the years ended December 31, 2020 and 2019
3)Consolidated Statements of Comprehensive Income for the years ended December 31, 2020 and 2019
4)Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2020 and 2019
5)Consolidated Statements of Cash Flows for the years ended December 31, 2020 and 2019
6)Notes to the Consolidated Financial Statements
7)Report of Independent Registered Public Accounting Firm

(2)The following exhibits are either filed herewith as part of this report, or are incorporated herein by reference:

Item No:
3.1	Amended and Restated Articles of Incorporation of Union Bankshares, Inc. (as of August 1, 2007), previously filed with the Commission as Exhibit 3.1 to the Company's June 30, 2007 Form 10-Q and incorporated herein by reference.
3.2	Bylaws of Union Bankshares, Inc., as amended and restated, previously filed with the Commission on March 18, 2021 as Exhibit 99.1 to Form 8-K and incorporated herein by reference.
4.1	Description of Securities, previously filed as Exhibit 4 to the Company's 2019 Form 10-K and incorporated herein by reference.
10.1	2008 Amended and Restated Nonqualified Deferred Compensation Plan of Union Bankshares, previously filed with the Commission as Exhibit 10.3 to the Company's 2008 Form 10-K and incorporated herein by reference.*
10.2	2020 Amended and Restated Executive Nonqualified Excess Plan of Union Bankshares Inc. and Subsidiary.*
10.3	First Amendment to the Union Bankshares, Inc. Executive Nonqualified Excess Plan, previously filed with the Commission as Exhibit 10.5 to the Company's 2008 Form 10-K and incorporated herein by reference.*
10.4	2008 Incentive Stock Option Plan of Union Bankshares Inc. and Subsidiary, previously filed on April 10, 2008 with the Commission as Exhibit 10.1 to Form 8-K and incorporated herein by reference.*
10.5	Short Term Incentive Performance Plan, previously filed with the Commission on February 9, 2012 as Exhibit 10.1 to Form 8-K and incorporated herein by reference.*
10.6	Union Bankshares, Inc. 2014 Equity Incentive Plan, previously filed with the Commission on April 15, 2014 as Appendix A to the Definitive Proxy Statement for the 2014 Annual Meeting of Shareholders and incorporated herein by reference.*
10.7	Change in Control Agreement dated June 2, 2014, between Union Bank and David S. Silverman, previously filed with the Commission on June 4, 2014 as Exhibit 10.1 to Form 8-K and incorporated herein by reference.*
10.8	Change in Control Agreement dated June 2, 2014, between Union Bank and Karyn J. Hale, previously filed with the Commission on June 4, 2014 as Exhibit 10.2 to Form 8-K and incorporated herein by reference.*
10.9	Change in Control Agreement date June 2, 2014, between Union Bank and Jeffery G. Coslett, previously filed with the Commission as Exhibit 10.10 to the Company's 2014 Form 10-K and incorporated herein by reference.*
10.10	Form of Stock Option Agreement for 2008 Incentive Stock Option Plan of Union Bankshares, Inc. and Subsidiary, previously filed with the Commission as Exhibit 10.11 to the Company's 2014 Form 10-K and incorporated herein by reference.*
10.11	Form of Stock Option Agreement for 2014 Equity Incentive Plan of Union Bankshares, Inc. and Subsidiary, previously filed with the Commission as Exhibit 10.12 to the Company's 2014 Form 10-K and incorporated herein by reference.*
10.12	Form of Restricted Stock Unit Award Certificate under the Company's 2014 Equity Incentive Plan.*
10.13	Supplemental Executive Retirement Agreement dated March 1, 2020 between David S. Silverman and Union Bank.*
21.1	Subsidiaries of the Company.
23.1	Consent of Berry Dunn McNeil & Parker, LLC
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101	The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2020 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the audited consolidated balance sheets, (ii) the audited consolidated statements of income for the years ended December 31, 2020 and 2019, (iii) the audited consolidated statements of comprehensive income, (iv) the audited consolidated statement of changes in stockholders' equity, (v) the audited consolidated statements of cash flows and (vi) related notes.
____________________
*    denotes compensatory plan or agreement
**    This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, as of March 19, 2021.
 Union Bankshares, Inc.

By:	/s/ David S. Silverman	By:	/s/ Karyn J. Hale
	David S. Silverman		Karyn J. Hale
	Chief Executive Officer and President		Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 19, 2021.

Name	Title
/s/ David S. Silverman	Director, Chief Executive Officer and President
David S. Silverman	(Principal Executive Officer)

/s/ Karyn J. Hale	Chief Financial Officer
Karyn J. Hale	(Principal Financial/Accounting Officer)

/s/ Cornelius J. Van Dyke	Director, Chairman of the Board
Cornelius J. Van Dyke

/s/ Timothy W. Sargent	Director, Vice Chairman of the Board
Timothy W. Sargent

/s/ Joel S. Bourassa	Director
Joel S. Bourassa

/s/ Steven J. Bourgeois	Director
Steven J. Bourgeois

/s/ Dawn D. Bugbee	Director
Dawn D. Bugbee

/s/ John M. Goodrich	Director
John M. Goodrich

/s/ Nancy C. Putnam	Director
Nancy C. Putnam

/s/ John H. Steel	Director
John H. Steel

EXHIBIT INDEX *

10.2	2020 Amended and Restated Executive Nonqualified Excess Plan of Union Bankshares Inc. and Subsidiary.**

10.12	Form of Restricted Stock Unit Award Certificate under the Company's 2014 Equity Incentive Plan.**

10.13	Supplemental Executive Retirement Agreement dated March 1, 2020 between David S. Silverman and Union Bank.**

21.1	Subsidiaries of the Company.

23.1	Consent of Berry Dunn McNeil & Parker, LLC

31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

101	The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2020 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the audited consolidated balance sheets, (ii) the audited consolidated statements of income for the years ended December 31, 2020 and 2019, (iii) the audited consolidated statements of comprehensive income, (iv) the audited consolidated statements of changes in stockholders' equity, (v) the audited consolidated statements of cash flows and (vi) related notes.
____________________
*    other than exhibits incorporated by reference to prior filings.
**    denotes compensatory plan or agreement
***    This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.