Form 10-Q
period 2021-03-31
UNION BANKSHARES INC
filed 2021-05-10
CIK 706863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2021

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐      No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of May 1, 2021.

Common Stock, $2 par value	4,481,456	shares

UNION BANKSHARES, INC.
TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(Unaudited)
Assets	(Dollars in thousands)
Cash and due from banks	$4,684	$5,413
Federal funds sold and overnight deposits	51,822	117,358
Cash and cash equivalents	56,506	122,771
Interest bearing deposits in banks	14,691	12,699
Investment securities available-for-sale	141,931	105,763
Other investments	1,132	1,047
Total investments	143,063	106,810
Loans held for sale	40,212	32,188
Loans	802,254	771,169
Allowance for loan losses	(8,429)	(8,271)
Net deferred loan fees	(765)	(146)
Net loans	793,060	762,752
Premises and equipment, net	19,882	20,039
Company-owned life insurance	12,708	12,640
Other assets	24,196	23,655
Total assets	$1,104,318	$1,093,554
Liabilities and Stockholders’ Equity
Liabilities
Deposits
Noninterest bearing	$231,992	$215,245
Interest bearing	648,960	637,369
Time	126,939	141,688
Total deposits	1,007,891	994,302
Borrowed funds	7,164	7,164
Accrued interest and other liabilities	9,440	11,221
Total liabilities	1,024,495	1,012,687
Commitments and Contingencies
Stockholders’ Equity
Common stock, $2.00 par value; 7,500,000 shares authorized; 4,955,232 shares issued at March 31, 2021 and 4,954,732 shares issued at December 31, 2020	9,911	9,910
Additional paid-in capital	1,504	1,393
Retained earnings	72,494	71,097
Treasury stock at cost; 474,278 shares at March 31, 2021 and 474,632 shares at December 31, 2020	(4,167)	(4,169)
Accumulated other comprehensive income	81	2,636
Total stockholders' equity	79,823	80,867
Total liabilities and stockholders' equity	$1,104,318	$1,093,554

See accompanying notes to unaudited interim consolidated financial statements.
Union Bankshares, Inc. Page 1

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended March 31,
	2021	2020
	(Dollars in thousands, except per share data)
Interest and dividend income
Interest and fees on loans	$8,885	$8,291
Interest on debt securities:
Taxable	404	387
Tax exempt	151	157
Dividends	4	34
Interest on federal funds sold and overnight deposits	19	53
Interest on interest bearing deposits in banks	37	41
Total interest and dividend income	9,500	8,963
Interest expense
Interest on deposits	1,047	1,309
Interest on borrowed funds	54	148
Total interest expense	1,101	1,457
Net interest income	8,399	7,506
Provision for loan losses	150	300
Net interest income after provision for loan losses	8,249	7,206
Noninterest income
Trust income	185	173
Service fees	1,523	1,497
Net gains on sales of investment securities available-for-sale	—	11
Net gains on sales of loans held for sale	894	812
Net gain (loss) on other investments	44	(124)
Other (loss) income	(25)	149
Total noninterest income	2,621	2,518
Noninterest expenses
Salaries and wages	3,083	3,121
Employee benefits	1,169	982
Occupancy expense, net	477	514
Equipment expense	798	740
Other expenses	1,926	1,815
Total noninterest expenses	7,453	7,172
Income before provision for income taxes	3,417	2,552
Provision for income taxes	541	356
Net income	$2,876	$2,196
Earnings per common share	$0.64	$0.49
Weighted average number of common shares outstanding	4,480,339	4,472,886
Dividends per common share	$0.33	$0.32

See accompanying notes to unaudited interim consolidated financial statements.
Union Bankshares, Inc. Page 2

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended March 31,
	2021	2020
	(Dollars in thousands)
Net income	$2,876	$2,196
Other comprehensive (loss) income, net of tax:
Investment securities available-for-sale:
Net unrealized holding (losses) gains arising during the period on investment securities available-for-sale	(2,555)	1,084
Reclassification adjustment for net gains on sales of investment securities available-for-sale realized in net income	—	(9)
Total other comprehensive (loss) income	(2,555)	1,075
Total comprehensive income	$321	$3,271

See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 3

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)

	Three Month Periods Ended March 31, 2021 and 2020
	Common Stock					Accumulated other comprehensive income
	Shares, net of treasury	Amount	Additional paid-in capital	Retained earnings	Treasury stock		Total stockholders’ equity
	(Dollars in thousands, except per share data)
Balances, December 31, 2020	4,480,100	$9,910	$1,393	$71,097	$(4,169)	$2,636	$80,867
Net income	—	—	—	2,876	—	—	2,876
Other comprehensive loss	—	—	—	—	—	(2,555)	(2,555)
Dividend reinvestment plan	451	—	8	—	4	—	12
Cash dividends declared ($0.33 per share)	—	—	—	(1,479)	—	—	(1,479)
Stock based compensation expense	—	—	92	—	—	—	92
Exercise of stock options	500	1	11	—	—	—	12
Purchase of treasury stock	(97)	—	—	—	(2)	—	(2)
Balances, March 31, 2021	4,480,954	$9,911	$1,504	$72,494	$(4,167)	$81	$79,823

Balances, December 31, 2019	4,471,977	$9,897	$1,124	$64,019	$(4,183)	$986	$71,843
Net income	—	—	—	2,196	—	—	2,196
Other comprehensive income	—	—	—	—	—	1,075	1,075
Dividend reinvestment plan	223	—	6	—	2	—	8
Cash dividends declared ($0.32 per share)	—	—	—	(1,432)	—	—	(1,432)
Stock based compensation expense	—	—	76	—	—	—	76
Exercise of stock options	1,000	2	20	—	—	—	22
Balances, March 31, 2020	4,473,200	$9,899	$1,226	$64,783	$(4,181)	$2,061	$73,788

See accompanying notes to unaudited interim consolidated financial statements.
Union Bankshares, Inc. Page 4

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash Flows From Operating Activities	(Dollars in thousands)
Net income	$2,876	$2,196
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	459	476
Provision for loan losses	150	300
Deferred income tax provision	14	10
Net amortization of premiums on investment securities	168	113
Equity in losses of limited partnerships	262	188
Stock based compensation expense	92	76
Net decrease (increase) in unamortized loan costs	619	(13)
Proceeds from sales of loans held for sale	30,574	43,322
Origination of loans held for sale	(37,704)	(51,524)
Net gains on sales of loans held for sale	(894)	(812)
Net gains on sales of investment securities available-for-sale	—	(11)
Net gain on sales of other real estate owned	(11)	—
Net (gain) loss on other investments	(44)	124
Increase in accrued interest receivable	(95)	(275)
Amortization of core deposit intangible	43	43
(Increase) decrease in other assets	(412)	209
Decrease in other liabilities	(873)	(1,339)
Net cash used in operating activities	(4,776)	(6,917)
Cash Flows From Investing Activities
Interest bearing deposits in banks
Proceeds from maturities and redemptions	498	498
Purchases	(2,490)	—
Investment securities available-for-sale
Proceeds from sales	—	3,076
Proceeds from maturities, calls and paydowns	7,310	3,980
Purchases	(46,880)	(7,851)
Net purchases of other investments	(41)	(15)
Net increase in nonmarketable stock	—	(599)
Net increase in loans	(31,085)	(6,341)
Recoveries of loans charged off	8	23
Purchases of premises and equipment	(302)	(81)
Investments in limited partnerships	(700)	(826)
Proceeds from sales of other real estate owned	61	—
Net cash used in investing activities	(73,621)	(8,136)
Union Bankshares, Inc. Page 5

	Three Months Ended March 31,
	2021	2020

Cash Flows From Financing Activities	(Dollars in thousands)
Net increase in short-term borrowings outstanding	—	15,000
Net increase in noninterest bearing deposits	16,747	3,529
Net increase (decrease) in interest bearing deposits	11,591	(8,997)
Net decrease in time deposits	(14,749)	(2,499)
Issuance of common stock	12	22
Purchase of treasury stock	(2)	—
Dividends paid	(1,467)	(1,424)
Net cash provided by financing activities	12,132	5,631
Net decrease in cash and cash equivalents	(66,265)	(9,422)
Cash and cash equivalents
Beginning of period	122,771	51,134
End of period	$56,506	$41,712
Supplemental Disclosures of Cash Flow Information
Interest paid	$1,122	$1,925
Income taxes paid	$—	$—

Supplemental Schedule of Noncash Investing Activities
Investment in limited partnerships acquired by capital contributions payable	$—	$2,722

Dividends paid on Common Stock:
Dividends declared	$1,479	$1,432
Dividends reinvested	(12)	(8)
	$1,467	$1,424

See accompanying notes to unaudited interim consolidated financial statements.
Union Bankshares, Inc. Page 6

UNION BANKSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Basis of Presentation
The accompanying unaudited interim consolidated financial statements of Union Bankshares, Inc. and Subsidiary (together, the Company) as of March 31, 2021, and for the three months ended March 31, 2021 and 2020, have been prepared in conformity with GAAP for interim financial information, general practices within the banking industry, and the accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (2020 Annual Report). The Company's sole subsidiary is Union Bank. In the opinion of the Company’s management, all adjustments, consisting only of normal recurring adjustments and disclosures necessary for a fair presentation of the information contained herein, have been made. This information should be read in conjunction with the Company’s 2020 Annual Report. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2021, or any future interim period.
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
Certain amounts in the 2020 consolidated financial statements have been reclassified to conform to the current year presentation.

Union Bankshares, Inc. Page 7

In addition to the definitions set forth elsewhere in this report, the acronyms, abbreviations and capitalized terms identified below are used throughout this Form 10-Q, including Part I. "Financial Information" and Part II. "Other Information". The following is provided to aid the reader and provide a reference page when reviewing this Form 10-Q.

AFS:	Available-for-sale	ICS:	Insured Cash Sweeps of the Promontory Interfinancial Network
ALCO:	Asset Liability Committee	IRS:	Internal Revenue Service
ALL:	Allowance for loan losses	MBS:	Mortgage-backed security
ASC:	Accounting Standards Codification	MSRs:	Mortgage servicing rights
ASU:	Accounting Standards Update	OAO:	Other assets owned
Board:	Board of Directors	OCI:	Other comprehensive income (loss)
bp or bps:	Basis point(s)	OFAC:	U.S. Office of Foreign Assets Control
CARES Act:	Coronavirus Aid, Relief and Economic Security Act	OREO:	Other real estate owned
CDARS:	Certificate of Deposit Accounts Registry Service of the Promontory Interfinancial Network	OTTI:	Other-than-temporary impairment
Company:	Union Bankshares, Inc. and Subsidiary	OTT:	Other-than-temporary
COVID-19:	Novel Coronavirus	PPP:	Paycheck Protection Program
Dodd-Frank Act:	The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010	PPPLF:	PPP Liquidity Facility of the FRB
DRIP:	Dividend Reinvestment Plan	RD:	USDA Rural Development
FASB:	Financial Accounting Standards Board	RSU:	Restricted Stock Unit
FDIC:	Federal Deposit Insurance Corporation	SBA:	U.S. Small Business Administration
FHA:	U.S. Federal Housing Administration	SEC:	U.S. Securities and Exchange Commission
FHLB:	Federal Home Loan Bank of Boston	TDR:	Troubled-debt restructuring
FRB:	Federal Reserve Board	Union:	Union Bank, the sole subsidiary of Union Bankshares, Inc
FHLMC/Freddie Mac:	Federal Home Loan Mortgage Corporation	USDA:	U.S. Department of Agriculture
GAAP:	Generally Accepted Accounting Principles in the United States	VA:	U.S. Veterans Administration
HTM:	Held-to-maturity	2014 Equity Plan:	2014 Equity Incentive Plan
HUD:	U.S. Department of Housing and Urban Development	2020 Annual Report	Annual Report of Form 10-K for the year ended December 31, 2020

Note 2. Risks and Uncertainties
Significant progress has been made to combat the outbreak of COVID-19; however, the global pandemic has adversely impacted a broad range of industries in which the Company's customers operate and could still impair their ability to fulfill their financial obligations to the Company. The Company’s business is dependent upon the willingness and ability of its employees and customers to conduct banking and other financial transactions. While it appears that health and economic conditions are trending in a positive direction as of March 31, 2021, if there is a resurgence in the virus, the Company could experience further adverse effects on its business, financial condition, results of operations and cash flows. While it is not possible to know the full universe or extent that the impact of COVID-19, and any potential resulting measures to curtail its spread, will have on the Company's future operations, the Company is disclosing potentially material items of which it is aware.
Congress, the President, and the Federal Reserve have taken several actions designed to cushion the economic fallout of the pandemic. The CARES Act was signed into law at the end of March 2020 as a $2 trillion legislative package. The goal of the CARES Act was to curb the economic downturn through various measures, including direct financial aid to American families and economic stimulus to significantly impacted industry sectors through programs like the PPP. During December 2020, many provisions of the CARES Act were extended through the end of 2021. Additionally, The American Rescue Plan Act of 2021, a $1.9 trillion economic stimulus bill, was signed into law by the President. This package builds upon many of the measures in the CARES Act and is intended to speed up the recovery from the economic and health effects of COVID-19.

Union Bankshares, Inc. Page 8

Financial position and results of operations
The Company has not yet experienced any charge-offs related to COVID-19. See Note 8. Should economic conditions worsen as a result of a resurgence in the virus and resulting measures to curtail its spread, the Company could experience increases in the required ALL and record additional provision for loan losses. The use of payment deferrals assisted the ratio of past due loans to total loans as well other asset quality ratios at March 31, 2021. It is possible that asset quality measures could worsen at future measurement periods if the effects of COVID-19 are prolonged.
In keeping with guidance from regulators, the Company continues to work with COVID-19 affected borrowers to defer their principal payments, interest, and fees. While interest and fees continue to accrue to income, through normal GAAP accounting, should eventual credit losses on these deferred payments emerge, the related loans would be placed on nonaccrual status and interest income and fees accrued would be reversed. In such a scenario, interest income in future periods could be negatively impacted.
Capital and liquidity
As of March 31, 2021, all of the Company's and Union's capital ratios were in excess of all regulatory requirements. While the Company believes it has sufficient capital to withstand a double-dip economic recession brought about by a resurgence in COVID-19, the reported and regulatory capital ratios could be adversely impacted by further credit loss expense. The Company relies on cash on hand as well as dividends from its subsidiary bank to pay dividends to shareholders. If the Company’s capital deteriorates such that its subsidiary bank is unable to pay dividends to it for an extended period of time, the Company may not be able to maintain its dividend to shareholders at the current level. Management continues to analyze the Company's current capital levels and its ability to maintain growth projections and absorb future credit losses while maintaining sufficient levels of capital.
The Company maintains access to multiple sources of liquidity. Wholesale funding markets have remained open to the Company. If funding costs are elevated for an extended period of time, it could have an adverse effect on the Company’s net interest margin. If an extended recession caused large numbers of the Company’s deposit customers to withdraw their funds, the Company might become more reliant on volatile or more expensive sources of funding. To date in 2021, primarily as a result of the deposit of PPP loan proceeds and government assistance payments under the CARES Act and The American Rescue Plan Act of 2021, the Company has experienced a significant increase in customer deposits.
Asset valuation
COVID-19 has not affected the Company's ability to account timely for the assets on the balance sheet; however, this could change in future periods. COVID-19 could cause a decline in the Company’s stock price or the occurrence of what management would deem to be a triggering event that could, under certain circumstances, cause the Company to perform a goodwill impairment test, an intangible asset impairment test, or both, resulting in an impairment charge being recorded for that period. In the event that the Company concludes that all or a portion of its goodwill or intangible assets are impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital or regulatory capital. The Company does not anticipate significant changes in methodology used to determine the fair value of assets measured in accordance with GAAP. As of March 31, 2021, goodwill was not impaired and there was no impairment with respect to our intangible assets, premises and equipment or other long-lived assets.
Processes, controls and business continuity plan
The Company’s preparedness efforts, coupled with quick and decisive plan implementation, has resulted in minimal impacts to operations as a result of COVID-19. At March 31, 2021, several employees continue to work remotely with no disruption to operations. The Company has not incurred additional material cost related to the remote working strategy to date, nor are material costs anticipated in future periods.
As of March 31, 2021, management does not anticipate significant challenges to its ability to maintain the systems and controls in light of the measures taken to prevent the spread of COVID-19. The Company does not currently face any material resource constraint through the implementation of our business continuity plans.

Lending operations and accommodations to borrowers
In keeping with regulatory guidance to work with borrowers during this unprecedented situation and as outlined in the CARES Act, the Company is executing a payment deferral program for its clients that are adversely affected by COVID-19. Depending on the demonstrated need of the customer, the Company is deferring either the full loan payment or the principal component of the loan payment for up to 180 days for the majority of the deferral requests. The Company had executed 352 of these deferrals on outstanding loan balances of $167.2 million as of March 31, 2021. Of the total deferrals executed, 53 remained in effect on outstanding loan balances of $28.0 million as of March 31, 2021. In accordance with interagency guidance issued in March 2020 and updated in April 2020, and confirmed by the FASB, these short term deferrals are not considered TDRs. In August
Union Bankshares, Inc. Page 9

2020, the federal banking regulators issued supplemental guidance for working with borrowers as their loans near the end of their accommodation period. It is also possible that in spite of our best efforts to assist our borrowers and achieve full collection of our investment, these deferred loans could result in future charge-offs with additional credit loss expense charged to earnings; however, the amount of any future charge-offs on deferred loans is unknown.
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

Note 4. Per Share Information
Earnings per common share are computed based on the weighted average number of shares of common stock outstanding during the period and reduced for shares held in treasury. The assumed exercise of outstanding exercisable stock options and vesting of RSUs does not result in material dilution and is not included in the calculation for the three months ended March 31, 2021 or 2020.

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
Union Bankshares, Inc. Page 10

and consumer protection principles for financial institutions to consider while working with borrowers near the end of their initial loan accommodation period. The interagency guidance is not expected to have a material impact on the Company’s financial statements.

Note 6. Investment Securities
Debt securities AFS as of the balance sheet dates consisted of the following:

March 31, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. Government-sponsored enterprises	$17,131	$57	$(429)	$16,759
Agency mortgage-backed	90,555	934	(2,122)	89,367
State and political subdivisions	26,322	1,166	(9)	27,479
Corporate	7,821	534	(29)	8,326
Total	$141,829	$2,691	$(2,589)	$141,931

December 31, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. Government-sponsored enterprises	$6,462	$137	$(51)	$6,548
Agency mortgage-backed	61,123	1,307	(78)	62,352
State and political subdivisions	27,025	1,439	(3)	28,461
Corporate	7,817	660	(75)	8,402
Total	$102,427	$3,543	$(207)	$105,763
There were no investment securities HTM at March 31, 2021 or December 31, 2020. There were no investment securities pledged as collateral at March 31, 2021 or December 31, 2020.

The amortized cost and estimated fair value of debt securities by contractual scheduled maturity as of March 31, 2021 were as follows:

	Amortized Cost	Fair Value
Available-for-sale	(Dollars in thousands)
Due from one to five years	$6,477	$6,827
Due from five to ten years	24,958	25,189
Due after ten years	19,839	20,548
	51,274	52,564
Agency mortgage-backed	90,555	89,367
Total debt securities available-for-sale	$141,829	$141,931

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

Union Bankshares, Inc. Page 11

Information pertaining to all debt securities AFS with gross unrealized losses as of the balance sheet dates, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

March 31, 2021	Less Than 12 Months			12 Months and over			Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
		(Dollars in thousands)
U.S. Government- sponsored enterprises	20	$12,505	$(398)	8	$1,579	$(31)	28	$14,084	$(429)
Agency mortgage-backed	35	62,192	(2,121)	1	68	(1)	36	62,260	(2,122)
State and political subdivisions	1	567	(9)	—	—	—	1	567	(9)
Corporate	—	—	—	2	972	(29)	2	972	(29)
Total	56	$75,264	$(2,528)	11	$2,619	$(61)	67	$77,883	$(2,589)

December 31, 2020	Less Than 12 Months			12 Months and over			Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
		(Dollars in thousands)
U.S. Government- sponsored enterprises	15	$2,005	$(16)	8	$1,661	$(35)	23	$3,666	$(51)
Agency mortgage-backed	19	21,698	(78)	—	—	—	19	21,698	(78)
State and political subdivisions	1	575	(3)	—	—	—	1	575	(3)
Corporate	—	—	—	3	1,424	(75)	3	1,424	(75)
Total	35	$24,278	$(97)	11	$3,085	$(110)	46	$27,363	$(207)
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

The Company has the ability to hold the investment securities that had unrealized losses at March 31, 2021 and December 31, 2020 for the foreseeable future. The decline in value is the result of market conditions and not attributable to credit quality in the investment securities and no declines were deemed by management to be OTT.

Union Bankshares, Inc. Page 12

There were no sales of AFS securities during the three months ended March 31, 2021. The following table presents the proceeds, gross realized gains and gross realized losses from the sales of AFS securities for the three months ended March 31, 2020:

For The Three Months Ended March 31, 2020
(Dollars in thousands)
Proceeds	$3,076

Gross gains	32
Gross losses	(21)
Net gains on sales of investment securities AFS	$11

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
The composition of Net loans as of the balance sheet dates was as follows:

	March 31, 2021	December 31, 2020
	(Dollars in thousands)
Residential real estate	$206,562	$183,166
Construction real estate	65,470	57,417
Commercial real estate	317,739	320,627
Commercial	118,321	108,861
Consumer	2,532	2,601
Municipal	91,630	98,497
Gross loans	802,254	771,169
Allowance for loan losses	(8,429)	(8,271)
Net deferred loan fees	(765)	(146)
Net loans	$793,060	$762,752
There were 803 and 679 PPP loans totaling $77.2 million and $66.2 million classified as commercial loans as of March 31, 2021 and December 31, 2020, respectively. Origination fees received from the SBA on these PPP loans totaled $3.1 million and $2.4 million at March 31, 2021 and December 31, 2020, respectively, and will be amortized over the respective lives of the loans. PPP loan origination fees of $668 thousand were recognized in earnings during the three months ended March 31, 2021.
Union Bankshares, Inc. Page 13

Qualifying residential first mortgage loans and certain commercial real estate loans with an aggregate carrying value of $203.8 million and $210.0 million were pledged as collateral for borrowings from the FHLB under a blanket lien at March 31, 2021 and December 31, 2020, respectively.
A summary of current, past due and nonaccrual loans as of the balance sheet dates follows:

March 31, 2021	Current	30-59 Days	60-89 Days	90 Days and Over and Accruing	Nonaccrual	Total
	(Dollars in thousands)
Residential real estate	$202,910	$2,253	$34	$244	$1,121	$206,562
Construction real estate	65,243	10	52	19	146	65,470
Commercial real estate	313,124	6	—	—	4,609	317,739
Commercial	118,319	—	—	—	2	118,321
Consumer	2,532	—	—	—	—	2,532
Municipal	91,630	—	—	—	—	91,630
Total	$793,758	$2,269	$86	$263	$5,878	$802,254

December 31, 2020	Current	30-59 Days	60-89 Days	90 Days and Over and Accruing	Nonaccrual	Total
	(Dollars in thousands)
Residential real estate	$179,794	$2,166	$211	$368	$627	$183,166
Construction real estate	57,116	70	67	143	21	57,417
Commercial real estate	317,748	1,130	—	—	1,749	320,627
Commercial	108,749	99	—	—	13	108,861
Consumer	2,595	6	—	—	—	2,601
Municipal	98,497	—	—	—	—	98,497
Total	$764,499	$3,471	$278	$511	$2,410	$771,169
There were no loans in process of foreclosure at March 31, 2021 or December 31, 2020. A moratorium on residential mortgage foreclosures instituted by the State of Vermont in April 2020 related to the COVID-19 pandemic remained in effect as of March 31, 2021. Aggregate interest on nonaccrual loans not recognized was $466 thousand as of March 31, 2021 and $420 thousand as of December 31, 2020.

Note 8.  Allowance for Loan Losses and Credit Quality
The ALL is established for estimated losses in the loan portfolio through a provision for loan losses charged to earnings. For all loan classes, loan losses are charged against the ALL when management believes the loan balance is uncollectible or in accordance with federal guidelines. Subsequent recoveries, if any, are credited to the ALL.

The ALL is maintained at a level believed by management to be appropriate to absorb probable credit losses inherent in the loan portfolio as of the balance sheet date. The amount of the ALL is based on management's periodic evaluation of the collectability of the loan portfolio, including the nature, volume and risk characteristics of the portfolio, credit concentrations, trends in historical loss experience, estimated value of any underlying collateral, specific impaired loans and economic conditions. There was no change to the methodology used to estimate the ALL during the first quarter of 2021. While management uses available information to recognize losses on loans, future additions to the ALL may be necessary based on changes in economic conditions or other relevant factors.

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
Union Bankshares, Inc. Page 14

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

Union Bankshares, Inc. Page 15

Changes in the ALL, by class of loans, for the three months ended March 31, 2021 and 2020 were as follows:

For The Three Months Ended March 31, 2021	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Balance, December 31, 2020	$1,776	$763	$4,199	$458	$15	$214	$846	$8,271
Provision (credit) for loan losses	212	118	(66)	(15)	(2)	(15)	(82)	150
Recoveries of amounts charged off	8	—	—	—	—	—	—	8
	1,996	881	4,133	443	13	199	764	8,429
Amounts charged off	—	—	—	—	—	—	—	—
Balance, March 31, 2021	$1,996	$881	$4,133	$443	$13	$199	$764	$8,429

For The Three Months Ended March 31, 2020	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Balance, December 31, 2019	$1,392	$774	$3,178	$394	$23	$76	$285	$6,122
Provision (credit) for loan losses	98	(152)	335	13	—	9	(3)	300
Recoveries of amounts charged off	23	—	—	—	—	—	—	23
	1,513	622	3,513	407	23	85	282	6,445
Amounts charged off	—	—	(54)	—	—	—	—	(54)
Balance, March 31, 2020	$1,513	$622	$3,459	$407	$23	$85	$282	$6,391

The allocation of the ALL, summarized on the basis of the Company's impairment methodology by class of loan, as of the balance sheet dates, was as follows:

March 31, 2021	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Individually evaluated for impairment	$27	$—	$31	$—	$—	$—	$—	$58
Collectively evaluated for impairment	1,969	881	4,102	443	13	199	764	8,371
Total allocated	$1,996	$881	$4,133	$443	$13	$199	$764	$8,429

December 31, 2020	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Individually evaluated for impairment	$30	$—	$21	$7	$—	$—	$—	$58
Collectively evaluated for impairment	1,746	763	4,178	451	15	214	846	8,213
Total allocated	$1,776	$763	$4,199	$458	$15	$214	$846	$8,271

Union Bankshares, Inc. Page 16

The recorded investment in loans, summarized on the basis of the Company's impairment methodology by class of loan, as of the balance sheet dates, was as follows:

March 31, 2021	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Total
	(Dollars in thousands)
Individually evaluated for impairment	$1,740	$210	$5,275	$170	$—	$—	$7,395
Collectively evaluated for impairment	204,822	65,260	312,464	118,151	2,532	91,630	794,859
Total	$206,562	$65,470	$317,739	$118,321	$2,532	$91,630	$802,254

December 31, 2020	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Total
	(Dollars in thousands)
Individually evaluated for impairment	$1,782	$210	$2,422	$207	$—	$—	$4,621
Collectively evaluated for impairment	181,384	57,207	318,205	108,654	2,601	98,497	766,548
Total	$183,166	$57,417	$320,627	$108,861	$2,601	$98,497	$771,169

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

The following tables summarize the loan ratings applied by management to the Company's loans by class as of the balance sheet dates:

March 31, 2021	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Total
	(Dollars in thousands)
Pass	$189,900	$46,150	$168,141	$108,646	$2,522	$91,630	$606,989
Satisfactory/Monitor	13,280	19,091	143,075	9,411	10	—	184,867
Substandard	3,382	229	6,523	264	—	—	10,398
Total	$206,562	$65,470	$317,739	$118,321	$2,532	$91,630	$802,254
Union Bankshares, Inc. Page 17

December 31, 2020	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Total
	(Dollars in thousands)
Pass	$166,119	$42,853	$172,048	$98,314	$2,595	$98,497	$580,426
Satisfactory/Monitor	13,756	14,319	144,784	10,116	6	—	182,981
Substandard	3,291	245	3,795	431	—	—	7,762
Total	$183,166	$57,417	$320,627	$108,861	$2,601	$98,497	$771,169

The following tables provide information with respect to impaired loans by class of loan as of and for the three months ended March 31, 2021 and March 31, 2020:

	As of March 31, 2021			For The Three Months Ended March 31, 2021
	Recorded Investment (1)	Principal Balance (1)	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Residential real estate	$205	$215	$27
Commercial real estate	1,617	1,771	31
With an allowance recorded	1,822	1,986	58

Residential real estate	1,535	2,118	—
Construction real estate	210	230	—
Commercial real estate	3,658	3,761	—
Commercial	170	173	—
With no allowance recorded	5,573	6,282	—

Residential real estate	1,740	2,333	27	$1,761	$55
Construction real estate	210	230	—	210	1
Commercial real estate	5,275	5,532	31	3,849	13
Commercial	170	173	—	184	5
Total	$7,395	$8,268	$58	$6,004	$74
____________________
(1)Does not reflect government guaranties on impaired loans as of March 31, 2021 totaling $489 thousand.

	As of March 31, 2020			For The Three Months Ended March 31, 2020
	Recorded Investment (1)	Principal Balance (1)	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Residential real estate	$1,488	$2,044	$68	$1,502	$19
Construction real estate	218	237	—	220	1
Commercial real estate	3,158	3,290	133	3,181	22
Commercial	280	284	7	290	7
Total	$5,144	$5,855	$208	$5,193	$49
____________________
(1)Does not reflect government guaranties on impaired loans as of March 31, 2020 totaling $570 thousand.

Union Bankshares, Inc. Page 18

The following table provides information with respect to impaired loans by class of loan as of December 31, 2020:

	December 31, 2020
	Recorded Investment (1)	Principal Balance (1)	Related Allowance
	(Dollars in thousands)
Residential real estate	$208	$218	$30
Commercial real estate	1,634	1,774	21
Commercial	9	11	7
With an allowance recorded	1,851	2,003	58

Residential real estate	1,574	2,182	—
Construction real estate	210	231	—
Commercial real estate	788	890	—
Commercial	198	200	—
With no allowance recorded	2,770	3,503	—

Residential real estate	1,782	2,400	30
Construction real estate	210	231	—
Commercial real estate	2,422	2,664	21
Commercial	207	211	7
Total	$4,621	$5,506	$58
____________________
(1)Does not reflect government guaranties on impaired loans as of December 31, 2020 totaling $514 thousand.

The following is a summary of TDR loans by class of loan as of the balance sheet dates:

	March 31, 2021		December 31, 2020
	Number of Loans	Principal Balance	Number of Loans	Principal Balance
	(Dollars in thousands)
Residential real estate	30	$1,740	32	$1,782
Construction real estate	2	85	2	87
Commercial real estate	6	771	6	788
Commercial	4	170	5	207
Total	42	$2,766	45	$2,864

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

There was no new TDR activity for the three months ended March 31, 2021 or 2020.

There were no TDR loans modified within the previous twelve months that subsequently defaulted during the three months ended March 31, 2021 or 2020. TDR loans are considered defaulted at 90 days past due.
In March 2020, the federal banking agencies issued guidance, confirmed by the FASB, that certain short-term modifications made to loans to borrowers affected by the COVID-19 pandemic and government shutdown orders would not be considered TDRs under specified circumstances (See Notes 2 and 5). Through March 31, 2021, the Company had executed modifications under this guidance on outstanding loan balances of $167.2 million that carried accrued interest of $1.1 million. Of the total modifications executed, outstanding loan balances of $28.0 million remained subject to modified terms and carried accrued interest of $287 thousand as of March 31, 2021. The Company intends to continue to follow the guidance of the banking regulators in making TDR determinations.
Union Bankshares, Inc. Page 19

At March 31, 2021 and December 31, 2020, the Company was not committed to lend any additional funds to borrowers whose loans were nonperforming, impaired or restructured.

Note 9.  Stock Based Compensation
Under the Union Bankshares, Inc. 2014 Equity Incentive Plan, 50,000 shares of the Company’s common stock were reserved for equity awards of incentive stock options, nonqualified stock options, restricted stock and RSUs to eligible officers and (except for awards of incentive stock options) nonemployee directors. Shares available for issuance of awards under the 2014 Equity Plan consist of unissued shares of the Company’s common stock and/or shares held in treasury. As of March 31, 2021, there were outstanding grants of RSUs and incentive stock options under the 2014 Equity Plan with respect to an aggregate of 18,123 shares of common stock.

RSUs. Each outstanding RSU represents the right to receive one share of the Company's common stock upon satisfaction of applicable vesting conditions. The general terms of the awards are described in the Company's 2020 Annual Report. Prior to vesting, the RSUs do not earn dividends or dividend equivalents, nor do they bear any voting rights.
The following table summarizes the RSUs awarded to Company executives in 2019, 2020 and 2021, and the number of such RSUs remaining unvested as of March 31, 2021:

	Number of RSUs Granted	Weighted-Average Grant Date Fair Value	Number of Unvested RSUs
2019 Award	3,734	$47.75	500
2020 Award	8,918	36.26	5,139
2021 Award	17,685	26.73	17,685
Total	30,337		23,324
Unrecognized compensation expense related to the unvested RSUs as of March 31, 2021 and 2020 was $471 thousand and $167 thousand, respectively.
On May 22, 2020, the Company's board of directors, as a component of total director compensation, granted an aggregate of 2,152 RSUs to the Company's non-employee directors. Each RSU represents the right to receive one share of the Company's common stock upon satisfaction of applicable vesting conditions. The RSUs will vest in May 2021, subject to continued board service through the vesting date, other than in the case of the director's death or disability. Prior to vesting, the RSUs do not earn dividends or dividend equivalents, nor do they bear any voting rights. Unrecognized director compensation expense related to the unvested RSUs as of March 31, 2021 was $7 thousand.
Stock options. As of March 31, 2021, 4,000 incentive stock options granted in December 2014 under the 2014 Equity Plan remained outstanding and exercisable and will expire in December 2021. The intrinsic value of those options was $24 thousand as of March 31, 2021. During the three months ended March 31, 2021, 500 incentive stock options under the 2014 Equity Plan were exercised. There was no unrecognized compensation expense related to the remaining options as of March 31, 2021.

Note 10. Other Comprehensive Income
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
As of the balance sheet dates, the components of Accumulated OCI, net of tax, were:

	March 31, 2021	December 31, 2020
	(Dollars in thousands)
Net unrealized gain on investment securities available-for-sale	$81	$2,636
Union Bankshares, Inc. Page 20

The following tables disclose the tax effects allocated to each component of OCI for the three months ended March 31:

	Three Months Ended
	March 31, 2021			March 31, 2020
	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Investment securities available-for-sale:	(Dollars in thousands)
Net unrealized holding (losses) gains arising during the period on investment securities available-for-sale	$(3,234)	$679	$(2,555)	$1,372	$(288)	$1,084
Reclassification adjustment for net gains on investment securities available-for-sale realized in net income	—	—	—	(11)	2	(9)
Total other comprehensive (loss) income	$(3,234)	$679	$(2,555)	$1,361	$(286)	$1,075

There were no reclassification adjustments from OCI for the three months ended March 31, 2021. The following table discloses information concerning reclassification adjustments from OCI for the three months ended March 31, 2020:

	Three Months Ended
Reclassification Adjustment Description	March 31, 2020	Affected Line Item in Consolidated Statement of Income
	(Dollars in thousands)
Investment securities available-for-sale:
Net gains on investment securities available-for-sale	$(11)	Net gains on sales of investment securities available-for-sale
Tax expense	2	Provision for income taxes
Total reclassifications	$(9)	Net income

Note 11. Fair Value Measurement
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
Union Bankshares, Inc. Page 21

Assets measured at fair value on a recurring basis at March 31, 2021 and December 31, 2020, segregated by fair value hierarchy level, are summarized below:

	Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2021:	(Dollars in thousands)
Debt securities AFS:
U.S. Government-sponsored enterprises	$16,759	$—	$16,759	$—
Agency mortgage-backed	89,367	—	89,367	—
State and political subdivisions	27,479	—	27,479	—
Corporate	8,326	—	8,326	—
Total debt securities	$141,931	$—	$141,931	$—

Other investments:
Mutual funds	$1,132	$1,132	$—	$—

December 31, 2020:
Debt securities AFS:
U.S. Government-sponsored enterprises	$6,548	$—	$6,548	$—
Agency mortgage-backed	62,352	—	62,352	—
State and political subdivisions	28,461	—	28,461	—
Corporate	8,402	—	8,402	—
Total debt securities	$105,763	$—	$105,763	$—

Other investments:
Mutual funds	$1,047	$1,047	$—	$—
There were no transfers in or out of Levels 1 and 2 during the three months ended March 31, 2021 or the year ended December 31, 2020, nor were there any Level 3 assets at any time during either period. Certain other assets and liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Assets and liabilities measured at fair value on a nonrecurring basis in periods after initial recognition, such as collateral-dependent impaired loans, MSRs and OREO, were not considered material at March 31, 2021 or December 31, 2020. The Company has not elected to apply the fair value method to any financial assets or liabilities other than those situations where other accounting pronouncements require fair value measurements.

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

Union Bankshares, Inc. Page 22

As of the balance sheet dates, the estimated fair values and related carrying amounts of the Company's significant financial instruments were as follows:

	March 31, 2021
	Fair Value Measurements
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$56,506	$56,506	$56,506	$—	$—
Interest bearing deposits in banks	14,691	14,691	—	14,691	—
Investment securities	143,063	143,063	1,132	141,931	—
Loans held for sale	40,212	41,101	—	41,101	—
Loans, net
Residential real estate	204,369	208,056	—	—	208,056
Construction real estate	64,526	64,766	—	—	64,766
Commercial real estate	312,539	316,520	—	—	316,520
Commercial	117,765	116,041	—	—	116,041
Consumer	2,517	2,492	—	—	2,492
Municipal	91,344	91,833	—	—	91,833
Accrued interest receivable	4,224	4,224	—	485	3,739
Nonmarketable equity securities	1,150	N/A	N/A	N/A	N/A
Financial liabilities
Deposits
Noninterest bearing	$231,992	$231,992	$231,992	$—	$—
Interest bearing	648,960	648,960	648,960	—	—
Time	126,939	127,530	—	127,530	—
Borrowed funds
Long-term	7,164	7,535	—	7,535	—
Accrued interest payable	87	87	—	87	—
Union Bankshares, Inc. Page 23

	December 31, 2020
	Fair Value Measurements
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$122,771	$122,771	$122,771	$—	$—
Interest bearing deposits in banks	12,699	12,699	—	12,699	—
Investment securities	106,810	106,810	1,047	105,763	—
Loans held for sale	32,188	33,437	—	33,437	—
Loans, net
Residential real estate	181,355	185,890	—	—	185,890
Construction real estate	56,643	56,882	—	—	56,882
Commercial real estate	315,522	324,085	—	—	324,085
Commercial	108,382	106,358	—	—	106,358
Consumer	2,586	2,557	—	—	2,557
Municipal	98,264	98,973	—	—	98,973
Accrued interest receivable	4,129	4,129	—	446	3,683
Nonmarketable equity securities	1,150	N/A	N/A	N/A	N/A
Financial liabilities
Deposits
Noninterest bearing	$215,245	$215,245	$215,245	$—	$—
Interest bearing	637,369	637,369	637,369	—	—
Time	141,688	142,605	—	142,605	—
Borrowed funds
Long-term	7,164	7,585	—	7,585	—
Accrued interest payable	108	108	—	108	—
The carrying amounts in the preceding tables are included in the consolidated balance sheets under the applicable captions. Accrued interest receivable and nonmarketable equity securities are included in Other assets in the consolidated balance sheets.

Note 12. Subsequent Events
Subsequent events represent events or transactions occurring after the balance sheet date but before the financial statements are issued. Financial statements are considered “issued” when they are widely distributed to shareholders and others for general use and reliance in a form and format that complies with GAAP. Events occurring subsequent to March 31, 2021 have been evaluated as to their potential impact to the consolidated financial statements.
On April 21, 2021, the Company declared a regular quarterly cash dividend of $0.33 per share, payable May 6, 2021, to stockholders of record on May 1, 2021.
Union Bankshares, Inc. Page 24

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
GENERAL
The following discussion and analysis focuses on those factors that, in management's view, had a material effect on the financial position of the Company as of March 31, 2021 and December 31, 2020, and its results of operations for the three months ended March 31, 2021 and 2020. This discussion is being presented to provide a narrative explanation of the consolidated financial statements and should be read in conjunction with the consolidated financial statements and related notes and with other financial data appearing elsewhere in this filing and with the Company's 2020 Annual Report. In the opinion of the Company's management, the interim unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments and disclosures necessary to fairly present the Company's consolidated financial position and results of operations for the interim periods presented. Management is not aware of the occurrence of any events after March 31, 2021 which would materially affect the information presented.
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
Please refer to the Company's 2020 Annual Report on Form 10-K for a more in-depth discussion of the Company's critical accounting policies. There have been no changes to the Company's critical accounting policies since the filing of that report.

OVERVIEW
Consolidated net income increased $680 thousand, or 31.0%, to $2.9 million for the first quarter of 2021 compared to $2.2 million for the first quarter of 2020 due to the combined effect of increases in net interest income of $893 thousand and noninterest income of $103 thousand, and a decrease in the provision for loan losses of $150 thousand, partially offset by increases of $281 thousand in noninterest expenses and $185 thousand in income tax expense.
Net interest income increased $893 thousand, or 11.9%, to $8.4 million for the three months ended March 31, 2021, compared to $7.5 million for the three months ended March 31, 2020. Interest income increased $537 thousand primarily due to higher volumes of loans during the first three months of 2021 compared to the same period in 2020; however, that increase was partially offset by a reduction in earnings from the investment portfolio and other earning assets of $57 thousand. Interest expense was $1.1 million for the three months ended March 31, 2021 compared to $1.5 million for the three months ended
Union Bankshares, Inc. Page 26

March 31, 2020, reflecting lower rates paid on deposits despite an increase in interest-bearing liabilities between periods of $155.6 million.
The provision for loan losses was $150 thousand for the three months ended March 31, 2021 compared to $300 thousand for the same period in 2020. The provision for loan losses was higher for the three months ended March 31, 2020 due to management's adjustment to the economic qualitative factors utilized to estimate the allowance for loan losses due to the economic uncertainty at the onset of the COVID-19 pandemic. There were no changes to the methodology for calculating the allowance for loan losses during either of the three month comparison period.
Total noninterest income amounted to $2.6 million for the three months ended March 31, 2021 compared to $2.5 million for the three months ended March 31, 2020, an increase of $103 thousand, or 4.1%. The increase is primarily due to an increase in the gain on sale of residential loans. Sales of qualifying residential loans amounted to $29.7 million with net gains of $894 thousand for the three months ended March 31, 2021, compared to residential loan sales of $42.4 million with net gains of $812 thousand for the same period in 2020. The decrease in the volume of loan sales reflects management's decision to slow sales in the first three months of 2021 to utilize some excess liquidity and increase interest income on loans.
Total noninterest expenses were $7.5 million for the three months ended March 31, 2021, compared to $7.2 million for the same period in 2020. Increases of $187 thousand in employee benefits, $58 thousand in equipment expenses, and $111 thousand in other expenses, partially offset by decreases of $38 thousand in salaries and wages and $37 thousand in occupancy expenses, occurred between the three month comparison periods of 2021 and 2020.
At March 31, 2021, the Company had total consolidated assets of $1.1 billion, including gross loans and loans held for sale (total loans) of $842.5 million, deposits of $1.01 billion, borrowed funds of $7.2 million, and stockholders' equity of $79.8 million.
The Company's total capital decreased from $80.9 million at December 31, 2020 to $79.8 million at March 31, 2021. This decrease primarily reflects net income of $2.9 million for the first three months of 2021 offset by decreases of $2.6 million in accumulated other comprehensive income and regular cash dividends declared of $1.5 million. (See Capital Resources on page 39.)
The following unaudited per share information and key ratios depict several measurements of performance or financial condition at or for the three months ended March 31, 2021 and 2020, respectively:

	Three Months Ended or At March 31,
	2021	2020
Return on average assets (1)	1.05%	1.03%
Return on average equity (1)	14.27%	12.09%
Net interest margin (1)(2)	3.32%	3.88%
Efficiency ratio (3)	66.90%	70.75%
Net interest spread (4)	3.19%	3.70%
Loan to deposit ratio	83.59%	94.15%
Net loan charge-offs to average loans not held for sale (1)	—%	0.02%
Allowance for loan losses to loans not held for sale	1.05%	0.94%
Nonperforming assets to total assets (5)	0.56%	0.45%
Equity to assets	7.23%	8.36%
Total capital to risk weighted assets	13.48%	13.20%
Book value per share	$17.81	$16.50
Earnings per share	$0.64	$0.49
Dividends paid per share	$0.33	$0.32
Dividend payout ratio (6)	51.56%	65.31%
__________________
(1)Annualized.
(2)The ratio of tax equivalent net interest income to average earning assets. See page 29 for more information.
(3)The ratio of noninterest expense to tax equivalent net interest income and noninterest income, excluding securities gains (losses).
(4)The difference between the average yield on earning assets and the average rate paid on  interest bearing liabilities. See page 29 for more information.
Union Bankshares, Inc. Page 27

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
The fed funds target range remains at 0% to 0.25% since the reductions made by the Federal Open Market Committee (FOMC) in March 2020. The most recent meeting of the FOMC, held on April 28, 2021, indicated that this low target range will remain in effect until members of the FOMC are confident the economy has weathered recent events and is on track to achieve its maximum employment and price stability goals, which likely will be beyond 2021.
The average yield on average earning assets was 3.76% for the three months ended March 31, 2021 compared to 4.62% for the three months ended March 31, 2020, a decrease of 86 bps despite an increase in average earning assets of $246.9 million. The low interest rate environment continues to put downward pressure on asset yields. The average balance of federal funds sold and overnight deposit balances increased to $82.9 million for the three months ended March 31, 2021 compared to $18.2 million for the three months ended March 31, 2020 but resulted in a decrease of $34 thousand in interest income due to the decrease in average yield from 1.15% to 0.09%. The decrease in average yield was caused by the reduction in interest paid by the Federal Reserve on excess balances. Interest income on investment securities increased $11 thousand between the three month comparison periods due to an increase in the average balances of $40.9 million, despite a decrease of 82 bps in the average yield. The average balance of PPP loans was $73.6 million for the three months ended March 31, 2021 with an average yield of 4.71%, which takes into account the 1.0% interest charged on PPP loans and related fee income recognized during the first three months of 2021. The Company did not begin to originate PPP loans until the second quarter of 2020. Interest income on loans, excluding PPP loans, decreased $261 thousand between comparison periods despite an increase in the average volume of loans outstanding of $61.3 million. The current interest rate environment and competition for quality loans continues to put downward pressure on loan yields resulting in a decrease in the average yield of 52 bps on loans other than PPP loans.
Interest expense for the first quarter of 2021 decreased $356 thousand compared to the first quarter of 2020 due to lower rates paid on customer deposit accounts, partially offset by increases in average balances of $155.6 million. The increase in average balances was primarily attributable to customer deposits of proceeds from PPP loans and government stimulus payments. The average rate paid on interest bearing liabilities decreased 35 bps, to 0.57% for the first quarter of 2021 compared to 0.92% for the first quarter of 2020. The average rates paid on interest bearing checking accounts and savings and money market accounts decreased 15 bps and 33 bps, respectively, as the low rate environment afforded opportunity to decrease rates and implement a tiered rate structure in these accounts. The decreases in these interest rates resulted in decreases in interest expense of $23 thousand and $67 thousand, respectively, between the three month comparison periods. Interest expense on time deposits decreased $172 thousand due to decreases in the average volume of $12.8 million and 38 bps in the average rate paid for the first quarter of 2021 compared to the same period in 2020. The decrease in the average volume is likely due to customers transferring proceeds from matured CDs into non-maturity deposits in hopes of obtaining higher yields in future periods. As the higher rate paying CDs continue to mature, further reduction in the rate paid on time deposits is expected to continue. Higher customer deposit balances have allowed for less reliance on borrowed funds, as evidenced by decreases between the three month comparison periods of $26.1 million in the average outstanding balance of borrowed funds and $94 thousand in related interest expense, despite a 125 bp increase in the rate paid on the average outstanding balances.
The net interest spread decreased 51 bps to 3.19% for the first quarter of 2021, from 3.70% for the same period last year, reflecting the net effect of the 35 bps decrease in the average rate paid on interest bearing liabilities and the 86 bps decrease in the average yield earned on interest earning assets between periods. The net interest margin decreased 56 bps during the first quarter of 2021 compared to the same period last year as a result of the changes discussed above.

Union Bankshares, Inc. Page 28

The following tables show for the periods indicated the total amount of tax equivalent interest income recorded from average interest earning assets, the related average tax equivalent yields, the tax equivalent interest expense associated with average interest bearing liabilities, the related tax equivalent average rates paid, and the resulting tax equivalent net interest spread and margin.

	Three Months Ended March 31,
	2021			2020
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Average Assets:
Federal funds sold and overnight deposits	$82,856	$19	0.09%	$18,222	$53	1.15%
Interest bearing deposits in banks	13,966	37	1.07%	6,541	41	2.52%
Investment securities (1), (2)	127,233	555	1.84%	86,311	544	2.66%
PPP loans, net (3)	73,619	855	4.71%	—	—	—%
Loans (excluding PPP loans), net (1), (4)	739,009	8,030	4.46%	677,702	8,291	4.98%
Nonmarketable equity securities	1,150	4	1.47%	2,152	34	6.43%
Total interest earning assets (1)	1,037,833	9,500	3.76%	790,928	8,963	4.62%
Cash and due from banks	5,094			5,188
Premises and equipment	19,996			20,826
Other assets	37,420			32,590
Total assets	$1,100,343			$849,532
Average Liabilities and Stockholders' Equity:
Interest bearing checking accounts	$234,339	147	0.25%	$169,513	170	0.40%
Savings/money market accounts	413,269	549	0.54%	283,570	616	0.87%
Time deposits	133,616	351	1.06%	146,396	523	1.44%
Borrowed funds and other liabilities	7,164	54	3.02%	33,260	148	1.77%
Total interest bearing liabilities	788,388	1,101	0.57%	632,739	1,457	0.92%
Noninterest bearing deposits	221,344			135,561
Other liabilities	9,975			8,607
Total liabilities	1,019,707			776,907
Stockholders' equity	80,636			72,625
Total liabilities and stockholders’ equity	$1,100,343			$849,532
Net interest income		$8,399			$7,506
Net interest spread (1)			3.19%			3.70%
Net interest margin (1)			3.32%			3.88%
__________________
(1)Average yields reported on a tax equivalent basis using a marginal federal corporate income tax rate of 21%.
(2)Average balances of investment securities are calculated on the amortized cost basis and include nonaccrual securities, if applicable.
(3)Includes unamortized costs and unamortized premiums.
(4)Includes loans held for sale as well as nonaccrual loans, unamortized costs and unamortized premiums and is net of the allowance for loan losses.

Union Bankshares, Inc. Page 29

Tax exempt interest income amounted to $606 thousand and $653 thousand for the three months ended March 31, 2021 and 2020, respectively. The following table presents the effect of tax exempt income on the calculation of net interest income, using a marginal federal corporate income tax rate of 21% for the 2021 and 2020 three month comparison periods:

	For the Three Months Ended March 31,
	2021	2020
	(Dollars in thousands)
Net interest income, as presented	$8,399	$7,506
Effect of tax-exempt interest
Investment securities	30	30
Loans	91	94
Net interest income, tax equivalent	$8,520	$7,630

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
•changes in rate (change in rate multiplied by prior volume); and
•total change in rate and volume.
Changes attributable to both rate and volume have been allocated proportionately to the change due to volume and the change due to rate.

	Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020 Increase/(Decrease) Due to Change In
	Volume	Rate	Net
	(Dollars in thousands)
Interest earning assets:
Federal funds sold and overnight deposits	$49	$(83)	$(34)
Interest bearing deposits in banks	28	(32)	(4)
Investment securities	221	(210)	11
PPP loans, net	855	—	855
Loans (excluding PPP loans), net	683	(944)	(261)
Nonmarketable equity securities	(11)	(19)	(30)
Total interest earning assets	$1,825	$(1,288)	$537
Interest bearing liabilities:
Interest bearing checking accounts	$52	$(75)	$(23)
Savings/money market accounts	219	(286)	(67)
Time deposits	(45)	(127)	(172)
Borrowed funds	(158)	64	(94)
Total interest bearing liabilities	$68	$(424)	$(356)
Net change in net interest income	$1,757	$(864)	$893

Provision for Loan Losses. A provision for loan losses of $150 thousand was recorded for the three months ended March 31, 2021 compared to $300 thousand for the three months ended March 31, 2020. The higher provision in 2020 resulted from management's adjustment to the economic qualitative factors utilized to estimate the allowance for loan losses due to the economic disruption related to the COVID-19 pandemic impacting Union's borrowers. The provision for loan losses for the first three months of 2021 was deemed appropriate by management based on the size and mix of the loan portfolio, the level of nonperforming loans, the results of the qualitative factor review and prevailing economic conditions. For further details, see FINANCIAL CONDITION- Allowance for Loan Losses and Asset Quality below.
Union Bankshares, Inc. Page 30

Noninterest Income. The following table sets forth the components of noninterest income and changes between the three month comparison periods of 2021 and 2020:

	For The Three Months Ended March 31,
	2021	2020	$ Variance	% Variance
	(Dollars in thousands)
Trust income	$185	$173	$12	6.9
Service fees	1,523	1,497	26	1.7
Net gains on sales of loans held for sale	894	812	82	10.1
Income from Company-owned life insurance	68	81	(13)	(16.0)
(Loss) income from mortgage servicing rights, net	(125)	39	(164)	(420.5)
Other income	32	29	3	10.3
Net gain (loss) on other investments	44	(124)	168	(135.5)
Net gains on sales of investment securities AFS	—	11	(11)	(100.0)
Total noninterest income	$2,621	$2,518	$103	4.1
The significant changes in noninterest income for the three months ended March 31, 2021 compared to the same period of 2020 are described below:
•Service fees. The Company's service fee income increased $26 thousand for the three months ended March 31, 2021, compared to the same period in 2020 due to increases of $95 thousand in ATM network fees and $21 thousand in loan and other fee income, partially offset by decreases of $82 thousand in overdraft fee income and $8 thousand in service charge fees.
•Net gains on sales of loans held for sale. Continuing the Company's strategy to mitigate long-term interest rate risk, residential loans totaling $29.7 million were sold during the three months ended March 31, 2021 versus sales of $42.5 million during the same period in 2020. The increase in net gains on sales of real estate loans is reflective of higher premiums obtained on loan sales during the three month period ended March 31, 2021 compared to the same period of 2020.
•Income from Company-owned life insurance. The decrease in income for the three months ended March 31, 2021 was due to lower yields earned on the underlying life insurance policies.
•(Loss) income from mortgage serving rights, net. Income from MSRs is derived from servicing rights acquired through the sale of loans where servicing is retained. Capitalized servicing rights are initially recorded at fair value and amortized in proportion to, and over the period of, the future estimate of servicing the underlying mortgages. The amortization of MSRs exceeded new capitalized MSRs for the three months ended March 31, 2021 which resulted in expense of $125 thousand, compared to income of $39 thousand from the higher volume of sales of residential loans during for the three months ended March 31, 2020.
•Net gain on other investments. Participants in the 2020 Amended and Restated Nonqualified Excess Plan elect to defer receipt of current compensation from the Company or its subsidiary and select designated reference investments consisting of investment funds. The performance of those funds, over which the Company has no control, resulted in net gains of $44 thousand for the three months ended March 31, 2021 compared to a net loss of $124 thousand for the three months ended March 31, 2020.

Union Bankshares, Inc. Page 31

Noninterest Expense. The following table sets forth the components of noninterest expense and changes between the three month comparison periods ended March 31, 2021 and 2020:

	For The Three Months Ended March 31,
	2021	2020	$ Variance	% Variance
	(Dollars in thousands)
Salaries and wages	$3,083	$3,121	$(38)	(1.2)
Employee benefits	1,169	982	187	19.0
Occupancy expense, net	477	514	(37)	(7.2)
Equipment expense	798	740	58	7.8
FDIC insurance assessment	156	111	45	40.5
Other loan related expenses	84	65	19	29.2
Vermont franchise tax	223	177	46	26.0
Advertising and public relations	96	118	(22)	(18.6)
Electronic banking expenses	92	78	14	17.9
Other expenses	1,275	1,266	9	0.7
Total noninterest expense	$7,453	$7,172	$281	3.9

The significant changes in noninterest expense for the three months ended March 31, 2021 compared to the same period in 2020 are described below:
•Salaries and wages. The decrease in salaries and wages of $38 thousand for the three months ended March 31, 2021, compared to the same period in 2020 is primarily due to deferral of loan origination costs, partially offset by annual increases in employee's salaries and wages. Salaries and wages are reduced by deferred loan origination costs at the time of origination. Deferred loan origination costs reduced salaries and wages by $185 thousand for the three months ended March 31, 2021 compared to $30 thousand for three months ended March 31, 2020. The higher deferred loan origination costs for the three month period ended March 31, 2021 compared to 2020 is primarily attributable to the origination of PPP loans.
•Employee benefits. Employee benefit expense increased due to a quarterly adjustment of $41 thousand related to the increase in value of the underlying assets supporting the deferred compensation plan for the three months ended March 31, 2021, compared to a reduction in expense of $122 thousand related to a decline in the value of the deferred compensation plan assets for the three months ended March 31, 2020. Also, costs associated with the Company's medical and dental plans increased $29 thousand between periods.
•Occupancy expense, net. The decrease in occupancy expenses primarily relates to a reduction in services needed due to the closure of branch lobbies during the COVID-19 pandemic.
•Equipment expense. Equipment expenses increased between periods primarily due to increases of $69 thousand in software license and maintenance costs, partially offset by a decrease of $14 thousand in depreciation expense.
•FDIC insurance assessment. The deposit insurance assessment base and assessment rate both increased for the three months ended March 31, 2021 compared to the 2020 comparison period, resulting in an increase in expense.
•Other loan related expenses. Other loan related expenses consist of other costs incurred for originating and servicing loans such as insurance and property tax tracking expenses, credit report fees, and other real estate closing costs. These expenses for the three months ended March 31, 2021 increased compared to the same period in 2020 due to the increase in loan volumes throughout the Company's market areas.
•Vermont franchise tax. The increase in expense between the comparison periods is due to the increase in average deposit balances for customer accounts allocated to Vermont.
•Advertising and public relations. Advertising and public relations costs decreased for the three months ended March 31, 2021 compared to the same period in 2020 due to less advertising and business development activity as a result of the economic disruption caused by COVID-19.
•Electronic banking expenses. Electronic banking expenses increased $14 thousand for the three months ended March 31, 2021 compared to the same periods in 2020 due to changes in services with ATM and debit card service providers.
Provision for Income Taxes. The Company has provided for current and deferred federal income taxes for the three months ended March 31, 2021 and 2020. The Company's net provision for income taxes was $541 thousand and $356 thousand for the
Union Bankshares, Inc. Page 32

three months ended March 31, 2021 and 2020, respectively. The Company's effective federal corporate income tax rate was 15.2% for the three months ended March 31, 2021 compared to 13.8% for the same period in 2020.
Amortization expense related to limited partnership investments is included as a component of tax expense and amounted to $262 thousand for the three months ended March 31, 2021 and $188 thousand for the same period in 2020. These investments provide tax benefits, including tax credits. Low income housing and rehabilitation tax credits with respect to limited partnership investments are also included as a component of income tax expense and amounted to $241 thousand for the three months ended March 31, 2021 and $195 thousand for the three months ended March 31, 2020.

FINANCIAL CONDITION
At March 31, 2021, the Company had total consolidated assets of $1.104 billion, including gross loans and loans held for sale (total loans) of $842.5 million, deposits of $1.008 billion, borrowed funds of $7.2 million and stockholders' equity of $79.8 million. The Company’s total assets at March 31, 2021 increased $10.8 million, or 1.0%, from $1.094 billion at December 31, 2020, and increased $221.2 million, or 25.1%, compared to March 31, 2020.
Net loans and loans held for sale increased $38.3 million, or 4.8%, to $833.3 million, representing 75.5% of total assets at March 31, 2021, compared to $794.9 million, or 72.7% of total assets at December 31, 2020. (See Loans Held for Sale and Loan Portfolio below.)
Total deposits increased $13.6 million, or 1.4%, to $1.008 billion at March 31, 2021, from $994.3 million at December 31, 2020. There were increases in noninterest bearing deposits of $16.7 million, or 7.8%, and interest bearing deposits of $11.6 million, or 1.8%, which were partially offset by a decrease in time deposits of $14.7 million, or 10.4%. (See average balances and rates in the Yields Earned and Rates Paid table on page 29.)
Total borrowed funds were $7.2 million at March 31, 2021 and December 31, 2020. (See Borrowings on page 38.)
Total stockholders’ equity decreased $1.1 million to $79.8 million at March 31, 2021 from $80.9 million at December 31, 2020. (See Capital Resources on page 39.)

Loans Held for Sale and Loan Portfolio. Total loans (including loans held for sale) increased $39.1 million, or 4.9%, to $842.5 million, representing 76.3% of assets at March 31, 2021, from $803.4 million, representing 73.5% of assets at December 31, 2020. The total loan portfolio at March 31, 2021 increased $171.0 million compared to the March 31, 2020 level of $671.5 million, representing 76.0% of assets. The Company’s loans consist primarily of adjustable-rate and fixed-rate mortgage loans secured by one-to-four family, multi-family residential or commercial real estate. Real estate secured loans represented $630.0 million, or 74.8% of total loans at March 31, 2021 and $593.4 million, or 73.9% of total loans at December 31, 2020. The Company had 803 and 679 PPP loans totaling $77.2 million and $66.2 million classified as commercial loans as of March 31, 2021 and December 31, 2020, respectively. The composition of the Company's loan portfolio remained relatively unchanged from December 31, 2020 (see table below). There was no material change in the Company’s lending programs or terms during the three months ended March 31, 2021.
The composition of the Company's loan portfolio as of March 31, 2021 and December 31, 2020 was as follows:

	March 31, 2021		December 31, 2020
Loan Class	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential real estate	$206,562	24.5	$183,166	22.8
Construction real estate	65,470	7.8	57,417	7.1
Commercial real estate	317,739	37.7	320,627	39.9
Commercial	118,321	14.0	108,861	13.6
Consumer	2,532	0.3	2,601	0.3
Municipal	91,630	10.9	98,497	12.3
Loans held for sale	40,212	4.8	32,188	4.0
Total loans	842,466	100.0	803,357	100.0
Allowance for loan losses	(8,429)		(8,271)
Unamortized net loan fees	(765)		(146)
Net loans and loans held for sale	$833,272		$794,940
Union Bankshares, Inc. Page 33

The Company originates and sells qualified residential mortgage loans in various secondary market avenues, with a majority of sales made to the FHLMC/Freddie Mac, generally with servicing rights retained. At March 31, 2021, the Company serviced an $827.6 million residential real estate mortgage portfolio, of which $40.2 million was held for sale and approximately $580.9 million of which was serviced for unaffiliated third parties.
During the first three months of 2021, the Company sold $29.7 million of qualified residential real estate loans to the secondary market to mitigate long-term interest rate risk and to generate fee income, compared to sales of $42.4 million during the first three months of 2020. Residential mortgage loan origination activity continued to be strong during the first quarter of 2021, consisting of both refinancing and purchase activity. Customers continue to refinance existing mortgages in order to obtain lower rates. Despite low housing inventory, purchase activity continues to be strong. The Company originates and sells FHA, VA, and RD residential mortgage loans, and also has an Unconditional Direct Endorsement Approval from HUD which allows the Company to approve FHA loans originated in any of its Vermont or New Hampshire markets without needing prior HUD underwriting approval. The Company sells FHA, VA and RD loans as originated with servicing released. Some of the government backed loans qualify for zero down payments without geographic or income restrictions. These loan products increase the Company's ability to serve the borrowing needs of residents in the communities served, including low and moderate income borrowers, while the loan sales and government guaranty mitigate the Company's exposure to credit risk.
The Company also originates commercial real estate and commercial loans under various SBA, USDA and State sponsored programs which provide a government agency guaranty for a portion of the loan amount. There was $81.1 million guaranteed under these various programs at March 31, 2021 on an aggregate balance of $82.4 million in subject loans. This includes the $77.2 million of PPP loans that are guaranteed 100% by SBA, subject to borrower eligibility requirements. The Company occasionally sells the guaranteed portion of a loan to other financial institutions and retains servicing rights, which generates fee income. There were no commercial loans sold in the first three months of 2021 and $131 thousand in commercial loans were sold in the first three months of 2020. The Company recognizes gains and losses on the sale of the principal portion of these loans as they occur.
The Company serviced $20.8 million of commercial and commercial real estate loans for unaffiliated third parties as of March 31, 2021. This included $19.3 million of commercial or commercial real estate loans the Company had participated out to other financial institutions. These loans were participated in the ordinary course of business on a nonrecourse basis, for liquidity or credit concentration management purposes.
The Company capitalizes MSRs for all loans sold with servicing retained. The unamortized balance of MSRs on loans sold with servicing retained was $2.1 million at March 31, 2021, with an estimated market value in excess of the carrying value as of such date. Management periodically evaluates and measures the servicing assets for impairment.
Qualifying residential first mortgage loans and certain commercial real estate loans with a carrying value of $203.8 million were pledged as collateral for borrowings from the FHLB under a blanket lien at March 31, 2021.

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
As a result of the current economic environment caused by the COVID-19 pandemic, numerous industries and individuals have and will continue to experience adverse impacts which may affect our borrowers’ ability to make their loan payments on a timely basis. The Company’s management is focused on the impact COVID-19 is having on its borrowers and closely monitors industry and geographic concentrations, specifically the impact on the region's tourist and restaurant industries. The Vermont unemployment rate was reported at 2.9% for March 2021 compared to 3.2% for March 2020 and the New Hampshire unemployment rate was 3.0% for March 2021 compared to 2.6% for March 2020. These rates compare favorably with the nationwide unemployment rate of 6.0% and 4.4%, respectively, for the comparable periods. Management will continue to monitor the national, regional and local economic environment in relation to COVID-19 and its impact on unemployment, business outlook and real estate values in the Company’s market area.

Union Bankshares, Inc. Page 34

Repossessed assets, nonaccrual loans, and loans that are 90 days or more past due are considered to be nonperforming assets. The following table shows the composition of nonperforming assets at the dates indicated and trends in certain ratios monitored by the Company's management in reviewing asset quality:

	March 31, 2021	December 31, 2020	March 31, 2020
	(Dollars in thousands)
Nonaccrual loans	$5,878	$2,410	$2,209
Accruing loans 90+ days delinquent	263	511	1,722
Total nonperforming loans (1)	6,141	2,921	3,931
OREO	—	50	—
Total nonperforming assets	$6,141	$2,971	$3,931
ALL to loans not held for sale	1.05%	1.07%	0.94%
ALL to nonperforming loans	137.26%	283.16%	162.58%
Nonperforming loans to total loans	0.73%	0.36%	0.57%
Nonperforming assets to total assets	0.56%	0.27%	0.45%
Delinquent loans (30 days to nonaccruing) to total loans	1.01%	0.83%	1.33%
Net charge-offs (annualized) to average loans not held for sale	—%	0.01%	0.02%
____________________
(1)The Company had guarantees of U.S. or state government agencies on certain of the above nonperforming loans totaling $168 thousand at March 31, 2021, $177 thousand at December 31, 2020, and $92 thousand at March 31, 2020.

The level of nonaccrual loans increased $3.5 million, or 143.9%, since December 31, 2020 primarily due to a CRE hospitality relationship that was placed into non-accrual during the first quarter of 2021. Accruing loans delinquent 90 days or more decreased $248 thousand, or 48.5%, during the same time period. There were no loans in process of foreclosure at March 31, 2021, as a state-mandated moratorium on foreclosures related to the COVID-19 emergency remained in effect. The aggregate interest income not recognized on nonaccrual loans approximated $466 thousand as of March 31, 2021 and $420 thousand as of December 31, 2020.
The Company had loans rated substandard that were on performing status totaling $1.7 million at March 31, 2021 compared to $2.2 million at December 31, 2020. In management's view, substandard loans represent a higher degree of risk of becoming nonperforming loans in the future.
In March 2020, the federal banking agencies issued guidance, confirmed by the FASB, that certain modifications made to loans to a borrower affected by the COVID-19 pandemic and government shutdown orders would not be considered TDRs under specified circumstances (See Notes 2 and 5). Through March 31, 2021, the Company had executed modifications under this guidance on outstanding loan balances of $167.2 million that carried accrued interest of $1.1 million. Of the total modifications executed, outstanding loan balances of $28.0 million remained subject to modified terms and carried accrued interest of $287 thousand as of March 31, 2021. The Company intends to continue to follow the guidance of the banking regulators in making TDR determinations.
On occasion, the Company acquires residential or commercial real estate properties through or in lieu of loan foreclosure. These properties are held for sale and are initially recorded as OREO at fair value less estimated selling costs at the date of the Company’s acquisition of the property, with fair value based on an appraisal for more significant properties and on a broker’s price opinion for less significant properties. Holding costs and declines in the fair value of properties acquired are expensed as incurred. Declines in the fair value after acquisition of the property result in charges against income before tax. The Company evaluates each OREO property at least quarterly for changes in the fair value. The Company had no properties classified as OREO at March 31, 2021 or March 31, 2020 and one residential real estate property valued at $50 thousand classified as OREO at December 31, 2020 which was sold during the first quarter of 2021.

Allowance for Loan Losses. Some of the Company’s loan customers ultimately do not make all of their contractually scheduled payments, requiring the Company to charge off a portion or all of the remaining principal balance due. The Company maintains an ALL to absorb such losses. The ALL is maintained at a level believed by management to be appropriate to absorb probable credit losses inherent in the loan portfolio as of the evaluation date; however, actual loan losses may vary from current estimates. The Company's policy and methodologies for establishing the ALL, described in the Company's 2020 Annual Report did not change during the first three months of 2021.
Union Bankshares, Inc. Page 35

Management adjusted certain economic qualitative factors utilized to estimate the ALL during the quarter ended March 31, 2020 at the onset of the COVID-19 pandemic. There were no changes to the reserve factors assigned to any of the loan portfolios based on the qualitative factor reviews performed during the first three months of 2021.
Impaired loans, including $2.8 million of TDR loans, were $7.4 million at March 31, 2021, with government guaranties of $489 thousand and a specific reserve amount allocated of $58 thousand. Impaired loans, including $2.9 million of TDR loans, were $4.6 million at December 31, 2020, with government guaranties of $514 thousand and a specific reserve amount allocated of $58 thousand. Based on management's evaluation of the Company's historical loss experience on substandard commercial loans, commercial loan relationships with aggregate balances greater than $500 thousand are evaluated individually for impairment, with a specific reserve allocated when warranted. Commercial loans with balances under this threshold are collectively evaluated for impairment as a homogeneous pool of loans, unless such loans are subject to a restructuring agreement or have been identified as impaired as part of a larger customer relationship. There was no change to the specific reserve amount allocated to individually identified impaired loans as a result of the March 31, 2021 impairment evaluation.
The following table reflects activity in the ALL for the three months ended March 31, 2021 and 2020:

	For the Three Months Ended March 31,
	2021	2020
	(Dollars in thousands)
Balance at beginning of period	$8,271	$6,122
Charge-offs	—	(54)
Recoveries	8	23
Net charge-offs	8	(31)
Provision for loan losses	150	300
Balance at end of period	$8,429	$6,391
The following table (net of loans held for sale) shows the internal breakdown by risk component of the Company's ALL and the percentage of loans in each category to total loans in the respective portfolios at the dates indicated:

	March 31, 2021		December 31, 2020
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential real estate	$1,996	25.7	$1,776	23.8
Construction real estate	881	8.2	763	7.4
Commercial real estate	4,133	39.6	4,199	41.6
Commercial	443	14.8	458	14.1
Consumer	13	0.3	15	0.3
Municipal	199	11.4	214	12.8
Unallocated	764	—	846	—
Total	$8,429	100.0	$8,271	100.0

Notwithstanding the categories shown in the table above or any specific allocation under the Company's ALL methodology, all funds in the ALL are available to absorb loan losses in the portfolio, regardless of loan category or specific allocation.
Management believes, in its best estimate, that the ALL at March 31, 2021 is appropriate to cover probable credit losses inherent in the Company’s loan portfolio as of such date. However, there can be no assurance that the Company will not sustain losses in future periods which could be greater than the size of the ALL at March 31, 2021. In addition, our banking regulators, as an integral part of their examination process, periodically review our ALL. Such agencies may require us to recognize adjustments to the ALL based on their judgments about information available to them at the time of their examination. A large adjustment to the ALL for losses in future periods could require increased provisions to replenish the ALL, which could negatively affect earnings.
Investment Activities. During the first three months of 2021, investment securities classified as AFS increased $36.2 million to $141.9 million, comprising 12.9% of total assets, compared to $105.8 million, or 9.7% of total assets at December 31, 2020. Net unrealized gains for the Company’s AFS investment securities portfolio were $102 thousand as of March 31, 2021,
Union Bankshares, Inc. Page 36

compared to net unrealized gains of $3.3 million as of December 31, 2020. The Company’s accumulated OCI component of stockholders’ equity at March 31, 2021 reflected cumulative net unrealized gains on investment securities of $81 thousand. There were no securities classified as HTM at March 31, 2021 or December 31, 2020. No declines in value were deemed by management to be OTT at March 31, 2021. Deterioration in credit quality and/or imbalances in liquidity that may result from changes in financial market conditions might adversely affect the fair values of the Company’s investment portfolio and the amount of gains or losses ultimately realized on the sale of such securities, and may also increase the potential that unrealized losses will be designated as OTT in future periods, resulting in write-downs and charges to earnings. There were no investment securities pledged as of March 31, 2021 or December 31, 2020.
Deposits. The following table shows information concerning the Company's average deposits by account type and weighted average nominal rates at which interest was paid on such deposits for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
	Average Amount	Percent of Total Deposits	Average Rate	Average Amount	Percent of Total Deposits	Average Rate
	(Dollars in thousands)
Nontime deposits:
Noninterest bearing deposits	$221,344	22.1	—	$135,561	18.4	—
Interest bearing checking accounts	234,339	23.4	0.25%	169,513	23.1	0.40%
Money market accounts	264,499	26.4	0.80%	176,150	24.0	1.32%
Savings accounts	148,770	14.8	0.07%	107,420	14.6	0.15%
Total nontime deposits	868,952	86.7	0.32%	588,644	80.1	0.54%
Time deposits:
Less than $100,000	67,423	6.7	0.89%	75,132	10.2	1.26%
$100,000 and over	66,193	6.6	1.25%	71,264	9.7	1.62%
Total time deposits	133,616	13.3	1.06%	146,396	19.9	1.44%
Total deposits	$1,002,568	100.0	0.42%	$735,040	100.0	0.72%
During the first three months of 2021, average total deposits grew $267.5 million, or 36.4%, compared to the three months ended March 31, 2020, with growth in all categories except time deposits. The increase in average balances was attributable to proceeds from PPP loans deposited into customer accounts at Union, customer's receipt of government stimulus payments, and the general reduction in spending by customers due to COVID-19.
The Company participates in CDARS, which permits the Company to offer full deposit insurance coverage to its customers by exchanging deposit balances with other CDARS participants. CDARS also provides the Company with an additional source of funding and liquidity through the purchase of deposits. There were no purchased CDARs deposits as of March 31, 2021 or December 31, 2020. There were $12.2 million of time deposits of $250,000 or less on the balance sheet at March 31, 2021 and $14.2 million at December 31, 2020, which were exchanged with other CDARS participants.
The Company also participates in the ICS program, a service through which it can offer its customers demand or savings products with access to unlimited FDIC insurance, while receiving reciprocal deposits from other FDIC-insured banks. Like the exchange of certificate of deposit accounts through CDARS, exchange of demand or savings deposits through ICS provides a depositor with full deposit insurance coverage of excess balances, thereby helping the Company retain the full amount of the deposit on its balance sheet. As with the CDARS program, in addition to reciprocal deposits, participating banks may also purchase one-way ICS deposits. There were $132.7 million and $146.2 million in exchanged ICS demand and money market deposits on the balance sheet at March 31, 2021 and December 31, 2020, respectively. There were no purchased ICS deposits at March 31, 2021 or December 31, 2020.
At March 31, 2021, there were $9.0 million in retail brokered deposits issued under a master certificate of deposit program with a deposit broker for the purpose of providing a supplemental source of funding and liquidity. These deposits will mature in May 2021. There were $15.0 million of retail brokered deposits at December 31, 2020.

Union Bankshares, Inc. Page 37

The following table provides a maturity distribution of the Company’s time deposits in amounts of $100,000 and over at March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
	(Dollars in thousands)
Within 3 months	$15,988	$22,722
3 to 6 months	18,338	15,828
6 to 12 months	20,080	22,629
Over 12 months	8,023	9,194
	$62,429	$70,373
The Company's time deposits in amounts of $100 thousand and over decreased $7.9 million, or 11.3%, between December 31, 2020 and March 31, 2021, resulting primarily from the maturity, without renewal, of customer time deposits originated in prior periods when promotions were offered.
A provision of the Dodd-Frank Act permanently raised FDIC deposit insurance coverage to $250 thousand per depositor per insured depository institution for each account ownership category. At March 31, 2021, the Company had deposit accounts with less than the maximum FDIC insured deposit amount of $250 thousand totaling $704.4 million, or 69.9% of total deposits. An additional $22.7 million of municipal deposits were over the FDIC insurance coverage limit at March 31, 2021 and were collateralized under applicable state regulations by letters of credit issued by the FHLB.
Borrowings. The Company's borrowed funds at March 31, 2021 and December 31, 2020 were comprised of borrowings from the FHLB of $7.2 million at a weighted average rate of 3.07%.
The Company has the authority, up to its available borrowing capacity with the FHLB, to collateralize public unit deposits with letters of credit issued by the FHLB. FHLB letters of credit in the amount of $28.6 million and $23.6 million were utilized as collateral for these deposits at March 31, 2021 and December 31, 2020, respectively. Total fees paid by the Company in connection with the issuance of these letters of credit were $9 thousand and $8 thousand for the three months ended March 31, 2021 and 2020, respectively.

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
The following table details the contractual or notional amount of financial instruments that represented credit risk at the balance sheet dates:

	March 31, 2021	December 31, 2020
	(Dollars in thousands)
Commitments to originate loans	$59,645	$61,431
Unused lines of credit	136,032	132,502
Standby and commercial letters of credit	2,609	3,115
Credit card arrangements	301	308
FHLB Mortgage Partnership Finance credit enhancement obligation, net	782	728
Commitment to purchase investment in a real estate limited partnership	1,780	2,000
Total	$201,149	$200,084
Union Bankshares, Inc. Page 38

Commitments to originate loans are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Loan commitments generally have a fixed expiration date or other termination clause and may require payment of a fee. Since many of the loan commitments are expected to expire without being drawn upon and not all credit lines will be utilized, the total commitment amounts do not necessarily represent future cash requirements. Lines of credit incur seasonal volume fluctuations due to the nature of some customers' businesses, such as tourism and maple syrup products production.
The Company did not hold any derivative or hedging instruments at March 31, 2021 or December 31, 2020.
In addition to commitments arising from the Company’s financial instruments, in the normal course of business the Company enters into contractual commitments from time to time for the purchase or lease of property, including real property for its banking premises. In March, 2021, the Company entered into a commitment to purchase real property in Shelburne, Vermont for establishment of a future branch office, at a purchase price of $2.2 million. Subject to satisfaction of closing conditions, the purchase is expected to occur during the second quarter of 2021.

Liquidity. Liquidity is a measurement of the Company’s ability to meet potential cash requirements, including ongoing commitments to fund deposit withdrawals, repay borrowings, fund investment and lending activities, purchase and lease commitments, and for other general business purposes. The primary objective of liquidity management is to maintain a balance between sources and uses of funds to meet our cash flow needs in the most economical and expedient manner. The Company’s principal sources of funds are deposits; whole-sale funding options including purchased deposits, amortization, prepayment and maturity of loans, investment securities, interest bearing deposits and other short-term investments; sales of securities and loans AFS; earnings; and funds provided from operations. Contractual principal repayments on loans have been a relatively predictable source of funds; however, payment deferrals approved for borrowers as a result of COVID-19 will delay receipt of contractual payments. Deposit flows and loan and investment prepayments are less predictable and can be significantly influenced by market interest rates, economic conditions, and rates offered by our competitors. Managing liquidity risk is essential to maintaining both depositor confidence and earnings stability.
As of March 31, 2021, Union, as a member of FHLB, had access to unused lines of credit up to $93.3 million over and above the $36.8 million in combined FHLB borrowings and other credit subject to collateralization, subject to the purchase of required FHLB Class B common stock and evaluation by the FHLB of the underlying collateral available. This line of credit can be used for either short-term or long-term liquidity or other funding needs.
Union also maintains an IDEAL Way Line of Credit with the FHLB. The total line available was $551 thousand at March 31, 2021. There were no borrowings against this line of credit as of such date. Interest on this line is chargeable at a rate determined by the FHLB and payable monthly. Should Union utilize this line of credit, qualified portions of the loan and investment portfolios would collateralize these borrowings.
In addition to its borrowing arrangements with the FHLB, Union maintains a pre-approved federal funds line of credit totaling $15.0 million with an upstream correspondent bank, a master brokered deposit agreement with a brokerage firm, and one-way buy options with CDARS and ICS. In addition to the funding sources available to Union, the Company maintains a $5.0 million revolving line of credit with a correspondent bank. At March 31, 2021, there were no purchased ICS or CDARS deposits, $9.0 million in retail brokered deposits issued under a master certificate of deposit program with a deposit broker, and no outstanding advances on the Union or Company correspondent lines.
Additionally, during 2020 the FRB established the PPPLF, which provides funding to facilitate lending by eligible borrowers to small businesses under the PPP. Under the PPPLF, the FRB lends to banks and other eligible institutional borrowers on a non-recourse basis, taking PPP loans, including purchased loans, as collateral. Union was approved by the FRB to participate in the PPPLF. There were no outstanding advances under this program as of March 31, 2021. Union also has qualifying investment securities that are available to be pledged as collateral to the FRB to have access to the discount window borrowing facility. As of March 31, 2021, there were no outstanding advances from the discount window.
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
Union Bankshares, Inc. Page 39

investments, maintain required regulatory capital levels and provide continued support for deposits. The Company continues to evaluate growth opportunities both through internal growth or potential acquisitions.
Stockholders’ equity decreased from $80.9 million at December 31, 2020 to $79.8 million at March 31, 2021, reflecting a decrease of $2.6 million in accumulated other comprehensive income due to a decrease in the fair market value of the Company's AFS securities, cash dividends declared of $1.5 million and stock repurchases of $2 thousand during the three months ended March 31, 2021. These decreases were partially offset by net income of $2.9 million for the first three months of 2021, an increase of $92 thousand from stock based compensation, a $12 thousand increase due to the issuance of 500 shares of common stock from the exercise of incentive stock options and a $12 thousand increase due to the issuance of common stock under the DRIP. The components of other comprehensive income are illustrated in Note 10 of the unaudited consolidated financial statements.
The Company has 7,500,000 shares of $2.00 par value common stock authorized. As of March 31, 2021, the Company had 4,955,232 shares issued, of which 4,480,954 were outstanding and 474,278 were held in treasury.
In January 2021, the Company's Board reauthorized for 2021 the limited stock repurchase plan that was initially established in May of 2010. The limited stock repurchase plan allows the repurchase of up to a fixed number of shares of the Company's common stock each calendar quarter in open market purchases or privately negotiated transactions, as management deems advisable and as market conditions may warrant. The repurchase authorization for a calendar quarter (currently 2,500 shares) expires at the end of that quarter to the extent it has not been exercised, and is not carried forward into future quarters. The quarterly repurchase authorization expires on December 31, 2021, unless reauthorized. The Company repurchased 97 shares under this program during the first three months of 2021 at a total cost of $2 thousand.
The Company maintains a DRIP whereby registered stockholders may elect to reinvest cash dividends and optional cash contributions to purchase additional shares of the Company's common stock. The Company has reserved 200,000 shares of its common stock for issuance and sale under the DRIP. As of March 31, 2021, 4,590 shares of stock had been issued from treasury stock under the DRIP.
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
The Economic Growth, Regulatory Relief and Consumer Protection Act of 2018 directed the federal banking regulators to adopt rules providing for a simplified regulatory capital framework for qualifying community banking organizations. In September 2019, the banking regulators finalized a rule that introduced the community bank leverage ratio (CBLR) framework as an optional simplified measure of capital adequacy for qualifying institutions. Beginning with the March 31, 2020 regulatory capital calculation, a banking organization with a Tier I leverage ratio greater than 9.0%, less than $10 billion in average consolidated assets, and limited amounts of off-balance sheet exposures and trading assets and liabilities may opt into the CBLR framework and will be deemed "well capitalized" and will not be required to report or calculate risk-based capital. A community banking organization that does not meet the requirements for use of the simplified CBLR framework will continue to calculate its regulatory capital ratios under existing guidelines. A provision of the CARES Act temporarily lowers the minimum Tier 1 leverage ratio to 8.0% for a banking organization to elect to use the CBLR framework, with a phased increase back to 9.0% by the end of 2021. As of March 31, 2021, the Tier I leverage ratios for the Company and Union were 7.07% and 7.01%, respectively.

Union Bankshares, Inc. Page 40

As shown in the table below, as of March 31, 2021, both the Company and Union met all capital adequacy requirements to which they are currently subject and Union exceeded the requirements for a "well capitalized" bank under the FDIC's Prompt Corrective Action framework. There were no conditions or events between March 31, 2021 and the date of this report that management believes have changed either Company’s regulatory capital category.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of March 31, 2021	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Company:
Total capital to risk weighted assets	$85,413	13.48%	$50,690	8.00%	N/A	N/A
Tier I capital to risk weighted assets	77,487	12.23%	38,015	6.00%	N/A	N/A
Common Equity Tier 1 to risk weighted assets	77,487	12.23%	28,511	4.50%	N/A	N/A
Tier I capital to average assets	77,487	7.07%	43,840	4.00%	N/A	N/A

Union:
Total capital to risk weighted assets	$84,750	13.40%	$50,597	8.00%	$63,246	10.00%
Tier I capital to risk weighted assets	76,838	12.15%	37,945	6.00%	50,593	8.00%
Common Equity Tier 1 to risk weighted assets	76,838	12.15%	28,459	4.50%	41,107	6.50%
Tier I capital to average assets	76,838	7.01%	43,845	4.00%	54,806	5.00%
Dividends paid by Union are the primary source of funds available to the Company for payment of dividends to its stockholders. Union is subject to certain requirements imposed by federal banking laws and regulations, which among other things, establish minimum levels of capital and restrict the amount of dividends that may be distributed by Union to the Company.
Cash dividends of $0.33 per share were paid during the first quarter of 2021 and have been declared for the second quarter, payable on May 6, 2021 to stockholders of record on May 1, 2021.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Omitted, in accordance with the regulatory relief available to smaller reporting companies in SEC Release Nos. 33-10513 (effective September 10, 2018).

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer, with the assistance of the Disclosure Control Committee, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2021. Based on this evaluation they concluded that those disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files with the Commission is accumulated and communicated to the Company’s management, including its principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required information.
Changes in Internal Controls over Financial Reporting. There was no change in the Company's internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act, during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Union Bankshares, Inc. Page 41

PART II  OTHER INFORMATION

Item 1. Legal Proceedings.
In the normal course of business, the Company is involved in various legal and other proceedings. In the opinion of management, any liability resulting from such proceedings is not expected to have a material adverse effect on the Company’s consolidated financial condition or results of operations.

Item 1A. Risk Factors
There have been no material changes in the risk factors discussed in Part I-Item 1A, "Risk Factors" in the Company’s 2020 since the date of the filing of that report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The Company did not issue any unregistered shares during the quarter ended March 31, 2021.
The following table summarizes repurchases of the Company's equity securities during the quarter ended March 31, 2021:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Program (1)
January 2021	—	—	—	2,500
February 2021	97	$25.14	97	2,403
March 2021	—	—	—	—
__________________
(1)All repurchases shown in the table were made pursuant to a discretionary stock repurchase program under which the Company may repurchase up to 2,500 shares of its common stock each calendar quarter, in open market or privately negotiated transactions. The repurchase authorization for a calendar quarter expires at the end of that quarter to the extent it has not been exercised, and is not carried forward into future quarters. The program was initially authorized in 2010 and was reauthorized most recently in January 2021. The program will expire on December 31, 2021, unless reauthorized..

Item 6. Exhibits.

3.2	Bylaws of Union Bankshares, Inc. as amended and restated effective March 17, 2021, previously filed with the Commission on March 18, 2021 as Exhibit 99.1 to Form 8-K and incorporated herein by reference.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101	The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the unaudited consolidated balance sheets, (ii) the unaudited consolidated statements of income for the three months ended March 31, 2021 and 2020, (iii) the unaudited consolidated statements of comprehensive income for the three months ended March 31, 2021 and 2020, (iv) the unaudited consolidated statements of changes in stockholders' equity, (iv) the unaudited consolidated statements of cash flows and (v) related notes.
104	Cover page interactive data file (embedded within exhibit 101).
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

Union Bankshares, Inc.

May 10, 2021	/s/ David S. Silverman
David S. Silverman
Director, President and Chief Executive Officer

May 10, 2021	/s/ Karyn J. Hale
Karyn J. Hale
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

3.2	Bylaws of Union Bankshares, Inc. as amended and restated effective March 17, 2021, previously filed with the Commission on March 18, 2021 as Exhibit 99.1 to Form 8-K and incorporated herein by reference.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the unaudited consolidated balance sheets, (ii) the unaudited consolidated statements of income for the three months ended March 31, 2021 and 2020, (iii) the unaudited consolidated statements of comprehensive income for the three months ended March 31, 2021 and 2020, (iv) the unaudited consolidated statements of changes in stockholders' equity, (iv) the unaudited consolidated statements of cash flows and (v) related notes.

104	Cover page interactive data file (embedded within exhibit 101).
____________________
*    This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.
Union Bankshares, Inc. Page 43