Form 10-Q
period 2021-06-30
UNION BANKSHARES INC
filed 2021-08-16
CIK 706863

A[UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2021

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐      No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of August 2, 2021.

Common Stock, $2 par value	4,484,875	shares

UNION BANKSHARES, INC.
TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets	(Dollars in thousands)
Cash and due from banks	$4,952	$5,413
Federal funds sold and overnight deposits	56,279	117,358
Cash and cash equivalents	61,231	122,771
Interest bearing deposits in banks	12,948	12,699
Investment securities available-for-sale	158,101	105,763
Other investments	1,174	1,047
Total investments	159,275	106,810
Loans held for sale	42,149	32,188
Loans	741,474	771,169
Allowance for loan losses	(8,505)	(8,271)
Net deferred loan fees	(578)	(146)
Net loans	732,391	762,752
Premises and equipment, net	21,637	20,039
Company-owned life insurance	12,778	12,640
Other assets	23,728	23,655
Total assets	$1,066,137	$1,093,554
Liabilities and Stockholders’ Equity
Liabilities
Deposits
Noninterest bearing	$243,573	$215,245
Interest bearing	610,540	637,369
Time	113,567	141,688
Total deposits	967,680	994,302
Borrowed funds	7,164	7,164
Accrued interest and other liabilities	8,926	11,221
Total liabilities	983,770	1,012,687
Commitments and Contingencies
Stockholders’ Equity
Common stock, $2.00 par value; 7,500,000 shares authorized; 4,957,884 shares issued at June 30, 2021 and 4,954,732 shares issued at December 31, 2020	9,916	9,910
Additional paid-in capital	1,609	1,393
Retained earnings	74,006	71,097
Treasury stock at cost; 474,011 shares at June 30, 2021 and 474,632 shares at December 31, 2020	(4,165)	(4,169)
Accumulated other comprehensive income	1,001	2,636
Total stockholders' equity	82,367	80,867
Total liabilities and stockholders' equity	$1,066,137	$1,093,554

See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 1

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in thousands, except per share data)
Interest and dividend income
Interest and fees on loans	$9,236	$8,565	$18,121	$16,856
Interest on debt securities:
Taxable	456	337	860	724
Tax exempt	154	160	305	317
Dividends	4	26	8	60
Interest on federal funds sold and overnight deposits	14	11	33	64
Interest on interest bearing deposits in banks	34	40	71	81
Total interest and dividend income	9,898	9,139	19,398	18,102
Interest expense
Interest on deposits	924	1,252	1,971	2,561
Interest on borrowed funds	55	109	109	257
Total interest expense	979	1,361	2,080	2,818
Net interest income	8,919	7,778	17,318	15,284
Provision for loan losses	75	500	225	800
Net interest income after provision for loan losses	8,844	7,278	17,093	14,484
Noninterest income
Trust income	198	178	383	351
Service fees	1,581	1,284	3,104	2,781
Net gains on sales of investment securities available-for-sale	—	—	—	11
Net gains on sales of loans held for sale	1,151	1,227	2,045	2,039
Net gain on other investments	15	162	59	38
Other income	194	137	169	286
Total noninterest income	3,139	2,988	5,760	5,506
Noninterest expenses
Salaries and wages	3,553	2,829	6,636	5,950
Employee benefits	1,203	1,231	2,372	2,213
Occupancy expense, net	527	477	1,004	991
Equipment expense	872	756	1,670	1,496
Other expenses	2,234	1,818	4,160	3,633
Total noninterest expenses	8,389	7,111	15,842	14,283
Income before provision for income taxes	3,594	3,155	7,011	5,707
Provision for income taxes	603	487	1,144	843
Net income	$2,991	$2,668	$5,867	$4,864
Basic earnings per common share	$0.67	$0.60	$1.31	$1.09
Diluted earnings per common share	$0.66	$0.59	$1.30	$1.08
Weighted average number of common shares outstanding	4,482,597	4,474,139	4,481,475	4,473,512
Weighted-average common and potential common shares for diluted EPS	4,511,169	4,491,836	4,506,150	4,490,938
Dividends per common share	$0.33	$0.32	$0.66	$0.64

See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 2

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in thousands)
Net income	$2,991	$2,668	$5,867	$4,864
Other comprehensive income (loss), net of tax:
Investment securities available-for-sale:
Net unrealized holding gains (losses) arising during the period on investment securities available-for-sale	920	656	(1,635)	1,740
Reclassification adjustment for net gains on sales of investment securities available-for-sale realized in net income	—	—	—	(9)
Total other comprehensive income (loss)	920	656	(1,635)	1,731
Total comprehensive income	$3,911	$3,324	$4,232	$6,595

See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 3

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)

	Three Month Period Ended June 30, 2021 and 2020
	Common Stock					Accumulated other comprehensive income
	Shares, net of treasury	Amount	Additional paid-in capital	Retained earnings	Treasury stock		Total stockholders’ equity
	(Dollars in thousands, except per share data)
Balances March 31, 2021	4,480,954	$9,911	$1,504	$72,494	$(4,167)	$81	$79,823
Net income	—	—	—	2,991	—	—	2,991
Other comprehensive income	—	—	—	—	—	920	920
Dividend reinvestment plan	267	—	7	—	2	—	9
Cash dividends declared ($0.33 per share)	—	—	—	(1,479)	—	—	(1,479)
Stock based compensation expense	2,152	4	87	—	—	—	91
Exercise of stock options	500	1	11	—	—	—	12
Balances, June 30, 2021	4,483,873	$9,916	$1,609	$74,006	$(4,165)	$1,001	$82,367

Balances March 31, 2020	4,473,200	$9,899	$1,226	$64,783	$(4,181)	$2,061	$73,788
Net income	—	—	—	2,668	—	—	2,668
Other comprehensive income	—	—	—	—	—	656	656
Dividend reinvestment plan	514	—	7	—	4	—	11
Cash dividends declared ($0.32 per share)	—	—	—	(1,431)	—	—	(1,431)
Stock based compensation expense	1,185	2	73	—	—	—	75
Balances, June 30, 2020	4,474,899	$9,901	$1,306	$66,020	$(4,177)	$2,717	$75,767

	Six Month Period Ended June 30, 2021 and 2020
	Common Stock					Accumulated other comprehensive income
	Shares, net of treasury	Amount	Additional paid-in capital	Retained earnings	Treasury stock		Total stockholders’ equity
	(Dollars in thousands, except per share data)
Balances, December 31, 2020	4,480,100	$9,910	$1,393	$71,097	$(4,169)	$2,636	$80,867
Net income	—	—	—	5,867	—	—	5,867
Other comprehensive loss	—	—	—	—	—	(1,635)	(1,635)
Dividend reinvestment plan	718	—	15	—	6	—	21
Cash dividends declared ($0.66 per share)	—	—	—	(2,958)	—	—	(2,958)
Stock based compensation expense	2,152	4	179	—	—	—	183
Exercise of stock options	1,000	2	22	—	—	—	24
Purchase of treasury stock	(97)	—	—	—	(2)	—	(2)
Balances, June 30, 2021	4,483,873	$9,916	$1,609	$74,006	$(4,165)	$1,001	$82,367

Balances, December 31, 2019	4,471,977	$9,897	$1,124	$64,019	$(4,183)	$986	$71,843
Net income	—	—	—	4,864	—	—	4,864
Other comprehensive income	—	—	—	—	—	1,731	1,731
Dividend reinvestment plan	737	—	13	—	6	—	19
Cash dividends declared ($0.64 per share)	—	—	—	(2,863)	—	—	(2,863)
Stock based compensation expense	1,185	2	149	—	—	—	151
Exercise of stock options	1,000	2	20	—	—	—	22
Balances, June 30, 2020	4,474,899	$9,901	$1,306	$66,020	$(4,177)	$2,717	$75,767
See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 4

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash Flows From Operating Activities	(Dollars in thousands)
Net income	$5,867	$4,864
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	925	943
Provision for loan losses	225	800
Deferred income tax provision	13	6
Net amortization of premiums on investment securities	323	245
Equity in losses of limited partnerships	501	376
Stock based compensation expense	183	151
Net decrease in unamortized loan costs	432	1,864
Proceeds from sales of loans held for sale	87,203	99,950
Origination of loans held for sale	(95,119)	(134,019)
Net gains on sales of loans held for sale	(2,045)	(2,039)
Net loss on disposals of premises and equipment	108	—
Net gains on sales of investment securities available-for-sale	—	(11)
Net gain on sales of other real estate owned	(11)	—
Net gain on other investments	(59)	(38)
Decrease (increase) in accrued interest receivable	799	(713)
Amortization of core deposit intangible	71	86
Increase in other assets	(1,041)	(45)
(Decrease) increase in other liabilities	(993)	526
Net cash used in operating activities	(2,618)	(27,054)
Cash Flows From Investing Activities
Interest bearing deposits in banks
Proceeds from maturities and redemptions	2,490	498
Purchases	(2,739)	(3,735)
Investment securities available-for-sale
Proceeds from sales	—	3,076
Proceeds from maturities, calls and paydowns	15,656	8,695
Purchases	(70,387)	(7,851)
Net purchases of other investments	(68)	(63)
Net (increase) decrease in nonmarketable stock	(13)	1,457
Net decrease (increase) in loans	29,695	(22,471)
Recoveries of loans charged off	9	23
Purchases of premises and equipment	(2,631)	(399)
Investments in limited partnerships	(1,458)	(1,658)
Proceeds from sales of other real estate owned	61	—
Net cash used in investing activities	(29,385)	(22,428)

Union Bankshares, Inc. Page 5

	Six Months Ended June 30,
	2021	2020

Cash Flows From Financing Activities	(Dollars in thousands)
Net decrease in short-term borrowings outstanding	—	(37,667)
Net increase in noninterest bearing deposits	28,328	52,307
Net (decrease) increase in interest bearing deposits	(26,829)	25,556
Net decrease in time deposits	(28,121)	(2,398)
Issuance of common stock	24	22
Purchase of treasury stock	(2)	—
Dividends paid	(2,937)	(2,844)
Net cash (used in) provided by financing activities	(29,537)	34,976
Net decrease in cash and cash equivalents	(61,540)	(14,506)
Cash and cash equivalents
Beginning of period	122,771	51,134
End of period	$61,231	$36,628
Supplemental Disclosures of Cash Flow Information
Interest paid	$2,122	$3,326
Income taxes paid	$1,300	$—

Supplemental Schedule of Noncash Investing Activities
Investment in limited partnerships acquired by capital contributions payable	$—	$2,722

Dividends paid on Common Stock:
Dividends declared	$2,958	$2,863
Dividends reinvested	(21)	(19)
	$2,937	$2,844

See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 6

UNION BANKSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Basis of Presentation
The accompanying unaudited interim consolidated financial statements of Union Bankshares, Inc. and Subsidiary (together, the Company) as of June 30, 2021, and for the three and six months ended June 30, 2021 and 2020, have been prepared in conformity with GAAP for interim financial information, general practices within the banking industry, and the accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (2020 Annual Report). The Company's sole subsidiary is Union Bank. In the opinion of the Company’s management, all adjustments, consisting only of normal recurring adjustments and disclosures necessary for a fair presentation of the information contained herein, have been made. This information should be read in conjunction with the Company’s 2020 Annual Report. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2021, or any future interim period.
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

AFS:	Available-for-sale	ICS:	Insured Cash Sweeps of the Promontory Interfinancial Network
ALCO:	Asset Liability Committee	IRS:	Internal Revenue Service
ALL:	Allowance for loan losses	MBS:	Mortgage-backed security
ASC:	Accounting Standards Codification	MSRs:	Mortgage servicing rights
ASU:	Accounting Standards Update	OAO:	Other assets owned
Board:	Board of Directors	OCI:	Other comprehensive income (loss)
bp or bps:	Basis point(s)	OFAC:	U.S. Office of Foreign Assets Control
CARES Act:	Coronavirus Aid, Relief and Economic Security Act	OREO:	Other real estate owned
CDARS:	Certificate of Deposit Accounts Registry Service of the Promontory Interfinancial Network	OTTI:	Other-than-temporary impairment
Company:	Union Bankshares, Inc. and Subsidiary	OTT:	Other-than-temporary
COVID-19:	Novel Coronavirus	PPP:	Paycheck Protection Program
Dodd-Frank Act:	The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010	PPPLF:	PPP Liquidity Facility of the FRB
DRIP:	Dividend Reinvestment Plan	RD:	USDA Rural Development
FASB:	Financial Accounting Standards Board	RSU:	Restricted Stock Unit
FDIC:	Federal Deposit Insurance Corporation	SBA:	U.S. Small Business Administration
FHA:	U.S. Federal Housing Administration	SEC:	U.S. Securities and Exchange Commission
FHLB:	Federal Home Loan Bank of Boston	TDR:	Troubled-debt restructuring
FRB:	Federal Reserve Board	Union:	Union Bank, the sole subsidiary of Union Bankshares, Inc
FHLMC/Freddie Mac:	Federal Home Loan Mortgage Corporation	USDA:	U.S. Department of Agriculture
GAAP:	Generally Accepted Accounting Principles in the United States	VA:	U.S. Veterans Administration
HTM:	Held-to-maturity	2014 Equity Plan:	2014 Equity Incentive Plan
HUD:	U.S. Department of Housing and Urban Development	2020 Annual Report	Annual Report on Form 10-K for the year ended December 31, 2020

Note 2. Risks and Uncertainties
Significant progress has been made to combat the outbreak of COVID-19; however, the global pandemic has adversely impacted a broad range of industries in which the Company's customers operate and could still impair their ability to fulfill their financial obligations to the Company. The Company’s business is dependent upon the willingness and ability of its employees and customers to conduct banking and other financial transactions. While it appears that health and economic conditions are trending in a positive direction as of June 30, 2021, a resurgence in the virus or its variants could have an adverse effect on the Company's business, financial condition, results of operations and cash flows. While it is not possible to know the full impact COVID-19, and any potential measures to curtail its spread, will have on the Company's future operations, the Company is disclosing potentially material items of which it is aware.
Congress, the President, and the Federal Reserve have taken several actions designed to cushion the economic fallout of the pandemic. The CARES Act was signed into law at the end of March 2020 as a $2 trillion legislative package. The goal of the CARES Act was to curb the economic downturn through various measures, including direct financial aid to American families and economic stimulus to significantly impacted industry sectors through programs like the PPP. During December 2020, many provisions of the CARES Act were extended through the end of 2021. Additionally, The American Rescue Plan Act of 2021, a $1.9 trillion economic stimulus bill, was signed into law in March 2021. This package builds upon many of the measures in the CARES Act and is intended to speed up the recovery from the economic and health effects of COVID-19.

Union Bankshares, Inc. Page 8

Financial position and results of operations
The Company has not yet experienced any charge-offs related to COVID-19. See Note 8. Should economic conditions worsen as a result of a resurgence of the virus or its variants and resulting measures to curtail its spread, the Company could experience increases in the required ALL and record additional provision for loan losses. The use of payment deferrals assisted the ratio of past due loans to total loans as well other asset quality ratios at June 30, 2021. It is possible that asset quality measures could worsen at future measurement periods if a resurgence of COVID-19 progresses.
Through June 30, 2021, the Company had executed modifications on outstanding loan balances of $159.1 million that carried accrued interest of $946 thousand. Of the total modifications executed, at June 30, 2021 outstanding loan balances of $2.0 million remained subject to modified terms and carried accrued interest of $78 thousand.
Capital and liquidity
As of June 30, 2021, all of the Company's and Union's capital ratios were in excess of all regulatory requirements. While the Company believes it has sufficient capital to withstand a double-dip economic recession brought about by a resurgence in COVID-19, the reported and regulatory capital ratios could be adversely impacted by further credit loss expense. The Company relies on cash on hand as well as dividends from its subsidiary bank to pay dividends to shareholders. If the Company’s capital deteriorates such that its subsidiary bank is unable to pay dividends to it for an extended period of time, the Company may not be able to maintain its dividend to shareholders at the current level. Management continues to analyze the Company's current capital levels and its ability to maintain growth projections and absorb future credit losses while maintaining sufficient levels of capital.
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
Asset valuation
COVID-19 has not affected the Company's ability to account timely for the assets on the balance sheet; however, a resurgence of COVID-19 could cause this to change in future periods. The Company’s stock price or the occurrence of what management would deem to be a triggering event that could, under certain circumstances, cause the Company to perform a goodwill impairment test, an intangible asset impairment test, or both, resulting in an impairment charge being recorded for that period. In the event that the Company concludes that all or a portion of its goodwill or intangible assets are impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital or regulatory capital. The Company does not anticipate significant changes in methodology used to determine the fair value of assets measured in accordance with GAAP. As of June 30, 2021, goodwill was not impaired and there was no impairment with respect to our intangible assets, premises and equipment or other long-lived assets.
Processes, controls and business continuity plan
The Company’s preparedness efforts, coupled with quick and decisive plan implementation, has resulted in minimal impacts to operations as a result of COVID-19. At June 30, 2021, several employees have returned to banking facilities while some continue to work remotely. The Company has not experienced any disruption to its operations. The Company has not incurred additional material cost related to the remote working strategy to date, nor are material costs anticipated in future periods.
As of June 30, 2021, management does not anticipate significant challenges to its ability to maintain the systems and controls and does not currently face any material resource constraint through the implementation of our business continuity plans.

Lending operations and accommodations to borrowers
Union continued to work with borrowers during the unprecedented situation caused by COVID-19 and as allowed under the CARES Act, executed a payment deferral program for its customers that were adversely affected by COVID-19. Depending on the demonstrated need of the customer, the Company either deferred the full loan payment or the principal component of the loan payment for up to 180 days for the majority of the deferral requests. The Company had executed 334 of these deferrals on outstanding loan balances of $159.1 million as of June 30, 2021. Of the total deferrals executed, 17 remained in effect on outstanding loan balances of $2.0 million as of June 30, 2021. In accordance with interagency guidance issued in March 2020 and updated in April 2020, and confirmed by the FASB, these short term deferrals are not considered TDRs. In August 2020, the federal banking regulators issued supplemental guidance for working with borrowers as their loans near the end of their accommodation period. It is possible that in spite of our best efforts to assist our borrowers and achieve full collection of our

Union Bankshares, Inc. Page 9

investment, these deferred loans could result in future charge-offs with additional credit loss expense charged to earnings; however, the amount of any future charge-offs on deferred loans is unknown.
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

Note 4. Per Share Information
The following table presents the reconciliation between the calculation of basic EPS and diluted EPS for the three and six months ended June 30, 2021 and 2020:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in thousands, except per share data)
Net income	$2,991	$2,668	$5,867	$4,864
Weighted average common shares outstanding for basic EPS	4,482,597	4,474,139	4,481,475	4,473,512
Dilutive effect of stock-based awards	28,572	17,697	24,675	17,426
Weighted-average common and potential common shares for diluted EPS	4,511,169	4,491,836	4,506,150	4,490,938
Earnings per common share:
Basic EPS	$0.67	$0.60	$1.31	$1.09
Diluted EPS	$0.66	$0.59	$1.30	$1.08
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

Union Bankshares, Inc. Page 10

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

Note 6. Investment Securities
Debt securities AFS as of the balance sheet dates consisted of the following:

June 30, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. Government-sponsored enterprises	$17,887	$122	$(184)	$17,825
Agency mortgage-backed	103,236	913	(1,500)	102,649
State and political subdivisions	27,887	1,394	—	29,281
Corporate	7,824	541	(19)	8,346
Total	$156,834	$2,970	$(1,703)	$158,101

December 31, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. Government-sponsored enterprises	$6,462	$137	$(51)	$6,548
Agency mortgage-backed	61,123	1,307	(78)	62,352
State and political subdivisions	27,025	1,439	(3)	28,461
Corporate	7,817	660	(75)	8,402
Total	$102,427	$3,543	$(207)	$105,763
There were no investment securities HTM at June 30, 2021 or December 31, 2020. There were no investment securities pledged as collateral at June 30, 2021 or December 31, 2020.

Union Bankshares, Inc. Page 11

The amortized cost and estimated fair value of debt securities by contractual scheduled maturity as of June 30, 2021 were as follows:

	Amortized Cost	Fair Value
Available-for-sale	(Dollars in thousands)
Due from one to five years	$6,457	$6,814
Due from five to ten years	26,179	26,749
Due after ten years	20,962	21,889
	53,598	55,452
Agency mortgage-backed	103,236	102,649
Total debt securities available-for-sale	$156,834	$158,101

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

Information pertaining to all debt securities AFS with gross unrealized losses as of the balance sheet dates, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

June 30, 2021	Less Than 12 Months			12 Months and over			Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
		(Dollars in thousands)
U.S. Government- sponsored enterprises	16	$13,362	$(159)	6	$795	$(25)	22	$14,157	$(184)
Agency mortgage-backed	35	77,624	(1,498)	2	130	(2)	37	77,754	(1,500)
Corporate	—	—	—	2	981	(19)	2	981	(19)
Total	51	$90,986	$(1,657)	10	$1,906	$(46)	61	$92,892	$(1,703)

December 31, 2020	Less Than 12 Months			12 Months and over			Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
		(Dollars in thousands)
U.S. Government- sponsored enterprises	15	$2,005	$(16)	8	$1,661	$(35)	23	$3,666	$(51)
Agency mortgage-backed	19	21,698	(78)	—	—	—	19	21,698	(78)
State and political subdivisions	1	575	(3)	—	—	—	1	575	(3)
Corporate	—	—	—	3	1,424	(75)	3	1,424	(75)
Total	35	$24,278	$(97)	11	$3,085	$(110)	46	$27,363	$(207)
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

Union Bankshares, Inc. Page 12

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

The Company has the ability to hold the investment securities that had unrealized losses at June 30, 2021 and December 31, 2020 for the foreseeable future. The decline in value is the result of market conditions and not attributable to credit quality in the investment securities and no declines were deemed by management to be OTT.

There were no sales of AFS securities during the three and six months ended June 30, 2021 or the three months ended June 30, 2020. The following table presents the proceeds, gross realized gains and gross realized losses from the sales of AFS securities for the six months ended June 30, 2020:

For The Six Months Ended June 30, 2020
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

Union Bankshares, Inc. Page 13

The composition of Net loans as of the balance sheet dates was as follows:

	June 30, 2021	December 31, 2020
	(Dollars in thousands)
Residential real estate	$216,025	$183,166
Construction real estate	75,110	57,417
Commercial real estate	316,943	320,627
Commercial	98,220	108,861
Consumer	2,638	2,601
Municipal	32,538	98,497
Gross loans	741,474	771,169
Allowance for loan losses	(8,505)	(8,271)
Net deferred loan fees	(578)	(146)
Net loans	$732,391	$762,752
There were 637 and 679 PPP loans totaling $57.3 million and $66.2 million classified as commercial loans as of June 30, 2021 and December 31, 2020, respectively. Origination fees received from the SBA on these PPP loans totaled $2.5 million and $2.4 million at June 30, 2021 and December 31, 2020, respectively, and will be amortized over the respective lives of the loans. PPP loan origination fees of $715 thousand and $1.4 million were recognized in earnings during the three and six months ended June 30, 2021, respectively, and $234 thousand was recognized during the three and six months ended June 30, 2020.
Qualifying residential first mortgage loans and certain commercial real estate loans with an aggregate carrying value of $215.7 million and $210.0 million were pledged as collateral for borrowings from the FHLB under a blanket lien at June 30, 2021 and December 31, 2020, respectively.
A summary of current, past due and nonaccrual loans as of the balance sheet dates follows:

June 30, 2021	Current	30-59 Days	60-89 Days	90 Days and Over and Accruing	Nonaccrual	Total
	(Dollars in thousands)
Residential real estate	$214,341	$513	$—	$176	$995	$216,025
Construction real estate	74,914	—	50	—	146	75,110
Commercial real estate	312,283	49	—	—	4,611	316,943
Commercial	98,220	—	—	—	—	98,220
Consumer	2,638	—	—	—	—	2,638
Municipal	32,538	—	—	—	—	32,538
Total	$734,934	$562	$50	$176	$5,752	$741,474

December 31, 2020	Current	30-59 Days	60-89 Days	90 Days and Over and Accruing	Nonaccrual	Total
	(Dollars in thousands)
Residential real estate	$179,794	$2,166	$211	$368	$627	$183,166
Construction real estate	57,116	70	67	143	21	57,417
Commercial real estate	317,748	1,130	—	—	1,749	320,627
Commercial	108,749	99	—	—	13	108,861
Consumer	2,595	6	—	—	—	2,601
Municipal	98,497	—	—	—	—	98,497
Total	$764,499	$3,471	$278	$511	$2,410	$771,169

There was one residential real estate loan totaling $47 thousand in process of foreclosure at June 30, 2021 and no loans in process of foreclosure at December 31, 2020. A moratorium on residential mortgage foreclosures instituted by the State of

Union Bankshares, Inc. Page 14

Vermont in April 2020 related to the COVID-19 pandemic was lifted effective July 15, 2021. Aggregate interest on nonaccrual loans not recognized was $414 thousand as of June 30, 2021 and $420 thousand as of December 31, 2020.

Note 8.  Allowance for Loan Losses and Credit Quality
The ALL is established for estimated losses in the loan portfolio through a provision for loan losses charged to earnings. For all loan classes, loan losses are charged against the ALL when management believes the loan balance is uncollectible or in accordance with federal guidelines. Subsequent recoveries, if any, are credited to the ALL.

The ALL is maintained at a level believed by management to be appropriate to absorb probable credit losses inherent in the loan portfolio as of the balance sheet date. The amount of the ALL is based on management's periodic evaluation of the collectability of the loan portfolio, including the nature, volume and risk characteristics of the portfolio, credit concentrations, trends in historical loss experience, estimated value of any underlying collateral, specific impaired loans and economic conditions. There was no change to the methodology used to estimate the ALL during the second quarter of 2021. While management uses available information to recognize losses on loans, future additions to the ALL may be necessary based on changes in economic conditions or other relevant factors.

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

Union Bankshares, Inc. Page 15

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

Changes in the ALL, by class of loans, for the three and six months ended June 30, 2021 and 2020 were as follows:

For The Three Months Ended June 30, 2021	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Balance, March 31, 2021	$1,996	$881	$4,133	$443	$13	$199	$764	$8,429
Provision (credit) for loan losses	86	143	(22)	(18)	(2)	(118)	6	75
Recoveries of amounts charged off	—	—	—	—	1	—	—	1
	2,082	1,024	4,111	425	12	81	770	8,505
Amounts charged off	—	—	—	—	—	—	—	—
Balance, June 30, 2021	$2,082	$1,024	$4,111	$425	$12	$81	$770	$8,505

For The Three Months Ended June 30, 2020	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Balance, March 31, 2020	$1,513	$622	$3,459	$407	$23	$85	$282	$6,391
Provision (credit) for loan losses	77	(28)	373	84	3	(6)	(3)	500
Recoveries of amounts charged off	—	—	—	—	—	—	—	—
	1,590	594	3,832	491	26	79	279	6,891
Amounts charged off	—	—	—	—	(3)	—	—	(3)
Balance, June 30, 2020	$1,590	$594	$3,832	$491	$23	$79	$279	$6,888

Union Bankshares, Inc. Page 16

For The Six Months Ended June 30, 2021	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Balance, December 31, 2020	$1,776	$763	$4,199	$458	$15	$214	$846	$8,271
Provision (credit) for loan losses	298	261	(88)	(33)	(4)	(133)	(76)	225
Recoveries of amounts charged off	8	—	—	—	1	—	—	9
	2,082	1,024	4,111	425	12	81	770	8,505
Amounts charged off	—	—	—	—	—	—	—	—
Balance, June 30, 2021	$2,082	$1,024	$4,111	$425	$12	$81	$770	$8,505

For The Six Months Ended June 30, 2020	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Balance, December 31, 2019	$1,392	$774	$3,178	$394	$23	$76	$285	$6,122
Provision (credit) for loan losses	175	(180)	708	97	3	3	(6)	800
Recoveries of amounts charged off	23	—	—	—	—	—	—	23
	1,590	594	3,886	491	26	79	279	6,945
Amounts charged off	—	—	(54)	—	(3)	—	—	(57)
Balance, June 30, 2020	$1,590	$594	$3,832	$491	$23	$79	$279	$6,888

The allocation of the ALL, summarized on the basis of the Company's impairment methodology by class of loan, as of the balance sheet dates, was as follows:

June 30, 2021	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Individually evaluated for impairment	$28	$—	$30	$—	$—	$—	$—	$58
Collectively evaluated for impairment	2,054	1,024	4,081	425	12	81	770	8,447
Total allocated	$2,082	$1,024	$4,111	$425	$12	$81	$770	$8,505

December 31, 2020	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Individually evaluated for impairment	$30	$—	$21	$7	$—	$—	$—	$58
Collectively evaluated for impairment	1,746	763	4,178	451	15	214	846	8,213
Total allocated	$1,776	$763	$4,199	$458	$15	$214	$846	$8,271

The recorded investment in loans, summarized on the basis of the Company's impairment methodology by class of loan, as of the balance sheet dates, was as follows:

June 30, 2021	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Total
	(Dollars in thousands)
Individually evaluated for impairment	$1,691	$208	$5,266	$12	$—	$—	$7,177
Collectively evaluated for impairment	214,334	74,902	311,677	98,208	2,638	32,538	734,297
Total	$216,025	$75,110	$316,943	$98,220	$2,638	$32,538	$741,474

Union Bankshares, Inc. Page 17

December 31, 2020	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Total
	(Dollars in thousands)
Individually evaluated for impairment	$1,782	$210	$2,422	$207	$—	$—	$4,621
Collectively evaluated for impairment	181,384	57,207	318,205	108,654	2,601	98,497	766,548
Total	$183,166	$57,417	$320,627	$108,861	$2,601	$98,497	$771,169

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
4-4.5 Rating - Satisfactory/Monitor
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

The following tables summarize the loan ratings applied by management to the Company's loans by class as of the balance sheet dates:

June 30, 2021	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Total
	(Dollars in thousands)
Pass	$195,730	$49,882	$167,889	$88,819	$2,631	$32,538	$537,489
Satisfactory/Monitor	17,064	25,020	142,936	9,301	7	—	194,328
Substandard	3,231	208	6,118	100	—	—	9,657
Total	$216,025	$75,110	$316,943	$98,220	$2,638	$32,538	$741,474

December 31, 2020	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Total
	(Dollars in thousands)
Pass	$166,119	$42,853	$172,048	$98,314	$2,595	$98,497	$580,426
Satisfactory/Monitor	13,756	14,319	144,784	10,116	6	—	182,981
Substandard	3,291	245	3,795	431	—	—	7,762
Total	$183,166	$57,417	$320,627	$108,861	$2,601	$98,497	$771,169

Union Bankshares, Inc. Page 18

The following tables provide information with respect to impaired loans by class of loan as of and for the three and six months ended June 30, 2021 and June 30, 2020:

	As of June 30, 2021			For The Three Months Ended June 30, 2021		For the Six Months Ended June 30, 2021
	Recorded Investment (1)	Principal Balance (1)	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Residential real estate	$203	$213	$28
Commercial real estate	1,612	1,769	30
With an allowance recorded	1,815	1,982	58

Residential real estate	1,488	2,080	—
Construction real estate	208	229	—
Commercial real estate	3,654	3,759	—
Commercial	12	14	—
With no allowance recorded	5,362	6,082	—

Residential real estate	1,691	2,293	28	$1,715	$22	$1,738	$77
Construction real estate	208	229	—	209	1	209	2
Commercial real estate	5,266	5,528	30	5,271	25	4,321	38
Commercial	12	14	—	91	1	130	6
Total	$7,177	$8,064	$58	$7,286	$49	$6,398	$123
____________________
(1)Does not reflect government guaranties on impaired loans as of June 30, 2021 totaling $354 thousand.

	As of June 30, 2020			For The Three Months Ended June 30, 2020		For the Six Months Ended June 30, 2020
	Recorded Investment (1)	Principal Balance (1)	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Residential real estate	$1,959	$2,524	$35	$1,724	$9	$1,654	$28
Construction real estate	218	237	2	218	1	219	2
Commercial real estate	3,085	3,264	86	3,121	16	3,149	38
Commercial	250	254	7	265	5	276	12
Total	$5,512	$6,279	$130	$5,328	$31	$5,298	$80
____________________
(1)Does not reflect government guaranties on impaired loans as of June 30, 2020 totaling $553 thousand.

Union Bankshares, Inc. Page 19

The following table provides information with respect to impaired loans by class of loan as of December 31, 2020:

	December 31, 2020
	Recorded Investment (1)	Principal Balance (1)	Related Allowance
	(Dollars in thousands)
Residential real estate	$208	$218	$30
Commercial real estate	1,634	1,774	21
Commercial	9	11	7
With an allowance recorded	1,851	2,003	58

Residential real estate	1,574	2,182	—
Construction real estate	210	231	—
Commercial real estate	788	890	—
Commercial	198	200	—
With no allowance recorded	2,770	3,503	—

Residential real estate	1,782	2,400	30
Construction real estate	210	231	—
Commercial real estate	2,422	2,664	21
Commercial	207	211	7
Total	$4,621	$5,506	$58
____________________
(1)Does not reflect government guaranties on impaired loans as of December 31, 2020 totaling $514 thousand.

The following is a summary of TDR loans by class of loan as of the balance sheet dates:

	June 30, 2021		December 31, 2020
	Number of Loans	Principal Balance	Number of Loans	Principal Balance
	(Dollars in thousands)
Residential real estate	30	$1,691	32	$1,782
Construction real estate	2	83	2	87
Commercial real estate	6	756	6	788
Commercial	2	12	5	207
Total	40	$2,542	45	$2,864

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

Union Bankshares, Inc. Page 20

There was no new TDR activity for the three and six months ended June 30, 2021. The following table provides new TDR activity for the three and six months ended June 30, 2020:

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
There were no TDR loans modified within the previous twelve months that subsequently defaulted during the three and six months ended June 30, 2021 or 2020. TDR loans are considered defaulted at 90 days past due.
In March 2020, the federal banking agencies issued guidance, confirmed by the FASB, that certain short-term modifications made to loans to borrowers affected by the COVID-19 pandemic and government shutdown orders would not be considered TDRs under specified circumstances (See Notes 2 and 5). Through June 30, 2021, the Company had executed modifications under this guidance on outstanding loan balances of $159.1 million that carried accrued interest of $946 thousand. Of the total modifications executed, outstanding loan balances of $2.0 million remained subject to modified terms and carried accrued interest of $78 thousand as of June 30, 2021. The Company intends to continue to follow the guidance of the banking regulators in making TDR determinations.

At June 30, 2021 and December 31, 2020, the Company was not committed to lend any additional funds to borrowers whose loans were nonperforming, impaired or restructured.

Note 9.  Stock Based Compensation
Under the Union Bankshares, Inc. 2014 Equity Incentive Plan, 50,000 shares of the Company’s common stock were reserved for equity awards of incentive stock options, nonqualified stock options, restricted stock and RSUs to eligible officers and (except for awards of incentive stock options) nonemployee directors. Shares available for issuance of awards under the 2014 Equity Plan consist of unissued shares of the Company’s common stock and/or shares held in treasury. As of June 30, 2021, there were outstanding grants of RSUs and incentive stock options under the 2014 Equity Plan with respect to an aggregate of 28,044 shares of common stock.

RSUs. Each outstanding RSU represents the right to receive one share of the Company's common stock upon satisfaction of applicable vesting conditions. The general terms of the awards are described in the Company's 2020 Annual Report. Prior to vesting, the RSUs do not earn dividends or dividend equivalents, nor do they bear any voting rights.
The following table summarizes the RSUs awarded to Company executives in 2019, 2020 and 2021, and the number of such RSUs remaining unvested as of June 30, 2021:

	Number of RSUs Granted	Weighted-Average Grant Date Fair Value	Number of Unvested RSUs
2019 Award	3,734	$47.75	500
2020 Award	8,918	36.26	5,139
2021 Award	17,685	26.73	17,685
Total	30,337		23,324
Unrecognized compensation expense related to the unvested RSUs as of June 30, 2021 and 2020 was $396 thousand and $329 thousand, respectively, and $209 thousand as of December 31, 2020.
On May 19, 2021, the Company's board of directors, as a component of total director compensation, granted an aggregate of 1,220 RSUs to the Company's non-employee directors. Each RSU represents the right to receive one share of the Company's common stock upon satisfaction of applicable vesting conditions. The RSUs will vest in May 2022, subject to continued board service through the vesting date, other than in the case of the director's death or disability. Prior to vesting, the RSUs do not earn dividends or dividend equivalents, nor do they bear any voting rights. Unrecognized director compensation expense related to the unvested RSUs as of June 30, 2021 was $37 thousand.
Stock options. As of June 30, 2021, 3,500 incentive stock options granted in December 2014 under the 2014 Equity Plan remained outstanding and exercisable and will expire in December 2021. The intrinsic value of those options was $43 thousand

Union Bankshares, Inc. Page 21

as of June 30, 2021. During the six months ended June 30, 2021, 1,000 incentive stock options under the 2014 Equity Plan were exercised. There was no unrecognized compensation expense related to the remaining options as of June 30, 2021.

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

As of the balance sheet dates, the components of Accumulated OCI, net of tax, were:

	June 30, 2021	December 31, 2020
	(Dollars in thousands)
Net unrealized gain on investment securities available-for-sale	$1,001	$2,636

The following tables disclose the tax effects allocated to each component of OCI for the three and six months ended June 30:

	Three Months Ended
	June 30, 2021			June 30, 2020
	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Investment securities available-for-sale:	(Dollars in thousands)
Net unrealized holding gains arising during the period on investment securities available-for-sale	$1,165	$(245)	$920	$830	$(174)	$656
Total other comprehensive income	$1,165	$(245)	$920	$830	$(174)	$656

	Six Months Ended
	June 30, 2021			June 30, 2020
	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Investment securities available-for-sale:	(Dollars in thousands)
Net unrealized holding (losses) gains arising during the period on investment securities available-for-sale	$(2,069)	$434	$(1,635)	$2,202	$(462)	$1,740
Reclassification adjustment for net gains on investment securities available-for-sale realized in net income	—	—	—	(11)	2	(9)
Total other comprehensive (loss) income	$(2,069)	$434	$(1,635)	$2,191	$(460)	$1,731

Union Bankshares, Inc. Page 22

There were no reclassification adjustments from OCI for the three months ended June 30, 2021 and 2020 or the six months ended June 30, 2021. The following table discloses information concerning reclassification adjustments from OCI for the six months ended June 30, 2020:

	Six Months Ended
Reclassification Adjustment Description	June 30, 2020	Affected Line Item in Consolidated Statement of Income
	(Dollars in thousands)
Investment securities available-for-sale:
Net gains on investment securities available-for-sale	$(11)	Net gains on sales of investment securities available-for-sale
Tax expense	2	Provision for income taxes
Total reclassifications	$(9)	Net income

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

Union Bankshares, Inc. Page 23

Assets measured at fair value on a recurring basis at June 30, 2021 and December 31, 2020, segregated by fair value hierarchy level, are summarized below:

	Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2021:	(Dollars in thousands)
Debt securities AFS:
U.S. Government-sponsored enterprises	$17,825	$—	$17,825	$—
Agency mortgage-backed	102,649	—	102,649	—
State and political subdivisions	29,281	—	29,281	—
Corporate	8,346	—	8,346	—
Total debt securities	$158,101	$—	$158,101	$—

Other investments:
Mutual funds	$1,174	$1,174	$—	$—

December 31, 2020:
Debt securities AFS:
U.S. Government-sponsored enterprises	$6,548	$—	$6,548	$—
Agency mortgage-backed	62,352	—	62,352	—
State and political subdivisions	28,461	—	28,461	—
Corporate	8,402	—	8,402	—
Total debt securities	$105,763	$—	$105,763	$—

Other investments:
Mutual funds	$1,047	$1,047	$—	$—
There were no transfers in or out of Levels 1 and 2 during the three and six months ended June 30, 2021 or the year ended December 31, 2020, nor were there any Level 3 assets at any time during either period. Certain other assets and liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Assets and liabilities measured at fair value on a nonrecurring basis in periods after initial recognition, such as collateral-dependent impaired loans, MSRs and OREO, were not considered material at June 30, 2021 or December 31, 2020. The Company has not elected to apply the fair value method to any financial assets or liabilities other than those situations where other accounting pronouncements require fair value measurements.

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

Union Bankshares, Inc. Page 24

As of the balance sheet dates, the estimated fair values and related carrying amounts of the Company's significant financial instruments were as follows:

	June 30, 2021
	Fair Value Measurements
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$61,231	$61,231	$61,231	$—	$—
Interest bearing deposits in banks	12,948	12,950	—	12,950	—
Investment securities	159,275	159,275	1,174	158,101	—
Loans held for sale	42,149	43,207	—	43,207	—
Loans, net
Residential real estate	213,775	216,779	—	—	216,779
Construction real estate	74,027	74,193	—	—	74,193
Commercial real estate	311,815	314,481	—	—	314,481
Commercial	97,718	96,600	—	—	96,600
Consumer	2,624	2,603	—	—	2,603
Municipal	32,432	33,109	—	—	33,109
Accrued interest receivable	3,330	3,330	—	520	2,810
Nonmarketable equity securities	1,162	N/A	N/A	N/A	N/A
Financial liabilities
Deposits
Noninterest bearing	$243,573	$243,573	$243,573	$—	$—
Interest bearing	610,540	610,540	610,540	—	—
Time	113,567	113,949	—	113,949	—
Borrowed funds
Long-term	7,164	7,483	—	7,483	—
Accrued interest payable	66	66	—	66	—

Union Bankshares, Inc. Page 25

	December 31, 2020
	Fair Value Measurements
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$122,771	$122,771	$122,771	$—	$—
Interest bearing deposits in banks	12,699	12,699	—	12,699	—
Investment securities	106,810	106,810	1,047	105,763	—
Loans held for sale	32,188	33,437	—	33,437	—
Loans, net
Residential real estate	181,355	185,890	—	—	185,890
Construction real estate	56,643	56,882	—	—	56,882
Commercial real estate	315,522	324,085	—	—	324,085
Commercial	108,382	106,358	—	—	106,358
Consumer	2,586	2,557	—	—	2,557
Municipal	98,264	98,973	—	—	98,973
Accrued interest receivable	4,129	4,129	—	446	3,683
Nonmarketable equity securities	1,150	N/A	N/A	N/A	N/A
Financial liabilities
Deposits
Noninterest bearing	$215,245	$215,245	$215,245	$—	$—
Interest bearing	637,369	637,369	637,369	—	—
Time	141,688	142,605	—	142,605	—
Borrowed funds
Long-term	7,164	7,585	—	7,585	—
Accrued interest payable	108	108	—	108	—
The carrying amounts in the preceding tables are included in the consolidated balance sheets under the applicable captions. Accrued interest receivable and nonmarketable equity securities are included in Other assets in the consolidated balance sheets.

Note 12. Subsequent Events
Subsequent events represent events or transactions occurring after the balance sheet date but before the financial statements are issued. Financial statements are considered “issued” when they are widely distributed to shareholders and others for general use and reliance in a form and format that complies with GAAP. Events occurring subsequent to June 30, 2021 have been evaluated as to their potential impact to the consolidated financial statements.
On July 21, 2021, the Company declared a regular quarterly cash dividend of $0.33 per share, payable August 5, 2021, to stockholders of record on July 31, 2021.

Union Bankshares, Inc. Page 26

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
GENERAL
The following discussion and analysis focuses on those factors that, in management's view, had a material effect on the financial position of the Company as of June 30, 2021 and December 31, 2020, and its results of operations for the three and six months ended June 30, 2021 and 2020. This discussion is being presented to provide a narrative explanation of the consolidated financial statements and should be read in conjunction with the consolidated financial statements and related notes and with other financial data appearing elsewhere in this filing and with the Company's 2020 Annual Report. In the opinion of the Company's management, the interim unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments and disclosures necessary to fairly present the Company's consolidated financial position and results of operations for the interim periods presented. Management is not aware of the occurrence of any events after June 30, 2021 which would materially affect the information presented.
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

Union Bankshares, Inc. Page 27

In addition, statements about the continuing and potential future effects of the COVID-19 pandemic, including emergence of virus variants, on the Company's financial position and results of operations reflect inherent uncertainties and may constitute forward-looking statements. Such statements may include, but are not limited to, statements concerning:
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

OVERVIEW
Consolidated net income increased $323 thousand, or 12.1%, to $3.0 million for the second quarter of 2021 compared to $2.7 million for the second quarter of 2020 due to the combined effect of increases in net interest income of $1.1 million and noninterest income of $151 thousand, and a decrease in the provision for loan losses of $425 thousand, partially offset by increases of $1.3 million in noninterest expenses and $116 thousand in income tax expense.
Net interest income increased $2.0 million, or 13.3%, to $17.3 million for the six months ended June 30, 2021, compared to $15.3 million for the six months ended June 30, 2020. Interest income increased $1.3 million primarily due to higher volumes of earning assets despite lower yields, and recognition of fee income from PPP loans for the first six months of 2021 compared to the same period in 2020. Interest expense was $2.1 million for the six months ended June 30, 2021 compared to $2.8

Union Bankshares, Inc. Page 28

million for the six months ended June 30, 2020, reflecting lower rates paid on deposits despite an increase in interest-bearing liabilities between periods of $128.1 million.
The provision for loan losses was $225 thousand for the six months ended June 30, 2021 compared to $800 thousand for the same period in 2020. The provision for loan losses was higher for the three and six months ended June 30, 2020 due to management's adjustment to the economic qualitative factors utilized to estimate the allowance for loan losses due to the economic uncertainty at the onset of the COVID-19 pandemic. There were no changes to the methodology for calculating the allowance for loan losses during either of the six month comparison periods.
Total noninterest income amounted to $5.8 million for the six months ended June 30, 2021 compared to $5.5 million for the six months ended June 30, 2020, an increase of $254 thousand, or 4.6%. The increase is primarily due to an increase in service fee income. Sales of qualifying residential loans amounted to $85.2 million with net gains of $2.0 million for the six months ended June 30, 2021, compared to residential loan sales of $97.8 million with net gains of $2.0 million for the same period in 2020. The decrease in the volume of loan sales reflects management's decision to slow sales in the first quarter of 2021 to utilize some excess liquidity and increase interest income on loans.
Total noninterest expenses were $15.8 million for the six months ended June 30, 2021, compared to $14.3 million for the same period in 2020. Increases of $686 thousand in salaries and wages, $159 thousand in employee benefits, $174 thousand in equipment expenses, $527 thousand in other expenses and $13 thousand in occupancy expenses, occurred between the six month comparison periods of 2021 and 2020.
At June 30, 2021, the Company had total consolidated assets of $1.07 billion, including gross loans and loans held for sale (total loans) of $783.6 million, deposits of $967.7 million, borrowed funds of $7.2 million, and stockholders' equity of $82.4 million.
As of June 30, 2021, Union had originated a combined total of $102.1 million in PPP loans since inception of the program in 2020. As of June 30, 2021, $44.8 million in PPP loans had been forgiven by the SBA. Union's borrowers have received 100% forgiveness on all applications submitted to date. Interest income and origination fees from PPP loans were $888 thousand and $1.7 million for the three and six months ended June 30, 2021, respectively. As of June 30, 2021, there was $1.7 million remaining in PPP origination fee income to be recognized in future periods.
The Company's total capital increased from $80.9 million at December 31, 2020 to $82.4 million at June 30, 2021. This increase primarily reflects net income of $5.9 million for the first six months of 2021, offset by decreases of $1.6 million in accumulated other comprehensive income and regular cash dividends declared of $3.0 million. (See Capital Resources on page 44.)

Union Bankshares, Inc. Page 29

The following unaudited per share information and key ratios depict several measurements of performance or financial condition at or for the three and six months ended June 30, 2021 and 2020, respectively:

	Three Months Ended or At June 30,		Six Months Ended or At June 30,
	2021	2020	2021	2020
Return on average assets (1)	1.06%	1.11%	1.05%	1.08%
Return on average equity (1)	14.76%	14.38%	14.51%	13.25%
Net interest margin (1)(2)	3.40%	3.55%	3.36%	3.71%
Efficiency ratio (3)	68.89%	65.28%	67.94%	67.92%
Net interest spread (4)	3.28%	3.38%	3.24%	3.53%
Loan to deposit ratio	80.98%	89.84%	80.98%	89.84%
Net loan charge-offs to average loans not held for sale (1)	—%	—%	—%	0.01%
Allowance for loan losses to loans not held for sale	1.15%	0.99%	1.15%	0.99%
Nonperforming assets to total assets (5)	0.56%	0.35%	0.56%	0.35%
Equity to assets	7.73%	8.26%	7.73%	8.26%
Total capital to risk weighted assets	13.47%	13.44%	13.47%	13.44%
Book value per share	$18.37	$16.93	$18.37	$16.93
Earnings per share	$0.67	$0.60	$1.31	$1.09
Dividends paid per share	$0.33	$0.32	$0.66	$0.64
Dividend payout ratio (6)	49.25%	53.33%	50.38%	58.72%
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
The fed funds target range remains at 0% to 0.25% since the reductions made by the Federal Open Market Committee (FOMC) in March 2020. The most recent meeting of the FOMC, held on July 28, 2021, indicated that this low target range will remain in effect until members of the FOMC are confident the economy has weathered recent events and is on track to achieve its maximum employment and price stability goals, which likely will be beyond 2021.
The average yield on average earning assets was 3.77% for the three months ended June 30, 2021 compared to 4.16% for the three months ended June 30, 2020, a decrease of 39 bps despite an increase in average earning assets of $171.0 million. The prolonged low interest rate environment continues to put downward pressure on asset yields. Interest income on investment securities increased $113 thousand between the three month comparison periods due to an increase in the average balances of $61.6 million, despite a decrease of 73 bps in the average yield. The average balance of PPP loans was $68.2 million for the three months ended June 30, 2021 with an average yield of 5.22%, which takes into account the 1.0% interest charged on PPP loans and related fee income recognized during the three months ended June 30, 2021. Interest income on loans, excluding PPP loans, increased $151 thousand between comparison periods due to an increase in the average volume of loans outstanding of $79.4 million, partially offset by a decrease of 43 bps in the average yield.

Union Bankshares, Inc. Page 30

Interest expense for the second quarter of 2021 decreased $382 thousand compared to the second quarter of 2020 due to lower rates paid on customer deposit accounts, partially offset by increases in average balances of $100.5 million. The increase in average balances is due to an increase in the money supply from proceeds of PPP loans, government stimulus payments, and other economic recovery payments. The average rate paid on interest bearing liabilities decreased 29 bps, to 0.49% for the second quarter of 2021 compared to 0.78% for the second quarter of 2020. The average rates paid on interest bearing checking accounts and savings and money market accounts decreased 18 bps and 23 bps, respectively, between the second quarter comparison periods. The Company decreased interest rates paid on deposit accounts early in 2021 and implemented a tiered rate structure in these accounts which has remained in place as of June 30, 2021. The decreases in these interest rates resulted in decreases in interest expense of $47 thousand and $51 thousand, respectively, between the three month comparison periods. Interest expense on time deposits decreased $230 thousand due to decreases in the average volume of $26.3 million and 47 bps in the average rate paid during the second quarter of 2021 compared to the same period in 2020. The decrease in the average volume is due to customers transferring proceeds from matured CDs into non-maturity deposits in hopes of obtaining higher yields in future periods. The higher rate paying CD specials offered in prior years will mature early in the third quarter of 2021. This will support further reduction in the rates paid on time deposits for the remainder of 2021. Higher customer deposit balances reduced reliance on wholesale funding, as evidenced by decreases between the three month comparison periods of $37.4 million in the average outstanding balance of borrowed funds and $54 thousand in related interest expense.
The net interest spread decreased 10 bps to 3.28% for the second quarter of 2021, from 3.38% for the same period last year, reflecting the net effect of the 29 bps decrease in the average rate paid on interest bearing liabilities and the 39 bps decrease in the average yield earned on interest earning assets between periods. The net interest margin decreased 15 bps during the second quarter of 2021 compared to the same period last year as a result of the changes discussed above.
Net interest income was $17.3 million, on a fully tax equivalent basis for the six months ended June 30, 2021 compared to $15.3 million for the six months ended June 30, 2020, an increase of $2.0 million, or 13.3%. The average volume of earning assets increased $209.0 million and the average yield on earning assets decreased 61 bps to 3.77% compared to 4.38% for the comparison period. Average loans, excluding PPP loans, increased $70.5 million, or 10.25%, to $757.6 million for the six months ended June 30, 2021. Despite an increase in the average loan volume, interest income on loans decreased $110 thousand between periods, due to the decrease in the average yield. As discussed above, the current interest rate environment and competition for quality loans continues to put downward pressure on loan yields. The average balance of PPP loans for the six months ended June 30, 2021 was $70.9 million with an average yield of 4.96% compared to $26.1 million with an average yield of 2.84% for the six months ended June 30, 2020. As mentioned above, the average yield on PPP loans includes the interest earned at 1.0% on the loan as well as origination fee income recognized during the respective periods.
The average cost of funds, which is tied primarily to customer deposit accounts, decreased 32 bps to 0.53% for the six months ended June 30, 2021 compared to 0.85% for the six months ended June 30, 2020. Interest expense decreased $738 thousand, to $2.1 million for the six months ended June 30, 2021 compared to $2.8 million for the six months ended June 30, 2020. The decrease in interest expense was primarily due to lower rates paid on interest bearing liabilities despite an increase in average balances of $128.1 million between periods. Should the low interest rate environment persist, management expects further reduction in the average cost of funds in future periods due to lowering of interest rates on time deposit and savings account products.
The net interest spread decreased 29 bps to 3.24% for the six months ended June 30, 2021, from 3.53% for the same period last year reflecting the net effect of the 32 bps decrease in the average rate paid on interest bearing liabilities and the 61 bps decrease in the average yield earned on interest earning assets between periods. The net interest margin decreased 35 bps for the six months ended June 30, 2021 compared to the same period last year as a result of the changes discussed above.

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

	Three Months Ended June 30,
	2021			2020
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Average Assets:
Federal funds sold and overnight deposits	$59,892	$14	0.09%	$50,073	$11	0.09%
Interest bearing deposits in banks	13,594	34	1.01%	7,939	40	2.01%
Investment securities (1), (2)	146,463	610	1.75%	84,880	497	2.48%
PPP loans, net (3)	68,223	888	5.22%	52,125	368	2.84%
Loans, net (1), (4)	776,010	8,348	4.36%	696,610	8,197	4.79%
Nonmarketable equity securities	1,156	4	1.48%	2,742	26	3.77%
Total interest earning assets (1)	1,065,338	9,898	3.77%	894,369	9,139	4.16%
Cash and due from banks	4,676			5,530
Premises and equipment	21,825			20,477
Other assets	36,915			37,676
Total assets	$1,128,754			$958,052
Average Liabilities and Stockholders' Equity:
Interest bearing checking accounts	$248,878	156	0.25%	$192,436	203	0.43%
Savings/money market accounts	422,592	509	0.48%	314,819	560	0.71%
Time deposits	119,941	259	0.87%	146,272	489	1.34%
Borrowed funds and other liabilities	7,166	55	3.02%	44,561	109	0.96%
Total interest bearing liabilities	798,577	979	0.49%	698,088	1,361	0.78%
Noninterest bearing deposits	239,971			174,785
Other liabilities	9,124			10,990
Total liabilities	1,047,672			883,863
Stockholders' equity	81,082			74,189
Total liabilities and stockholders’ equity	$1,128,754			$958,052
Net interest income		$8,919			$7,778
Net interest spread (1)			3.28%			3.38%
Net interest margin (1)			3.40%			3.55%

Union Bankshares, Inc. Page 32

	Six Months Ended June 30,
	2021			2020
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Average Assets:
Federal funds sold and overnight deposits	$71,310	$33	0.09%	$34,148	$64	0.37%
Interest bearing deposits in banks	13,779	71	1.04%	7,240	81	2.24%
Investment securities (1), (2)	136,901	1,165	1.79%	85,596	1,041	2.57%
PPP loans, net (3)	70,906	1,743	4.96%	26,063	368	2.84%
Loans (excluding PPP loans), net (1), (4)	757,612	16,378	4.41%	687,155	16,488	4.88%
Nonmarketable equity securities	1,153	8	1.47%	2,447	60	4.94%
Total interest earning assets (1)	1,051,661	19,398	3.77%	842,649	18,102	4.38%
Cash and due from banks	4,884			5,359
Premises and equipment	20,916			20,651
Other assets	37,163			35,130
Total assets	$1,114,624			$903,789
Average Liabilities and Stockholders' Equity:
Interest bearing checking accounts	$241,649	303	0.25%	$180,975	373	0.42%
Savings/money market accounts	417,956	1,058	0.51%	299,195	1,176	0.79%
Time deposits	126,741	610	0.97%	146,334	1,012	1.39%
Borrowed funds and other liabilities	7,165	109	3.02%	38,910	257	1.30%
Total interest bearing liabilities	793,511	2,080	0.53%	665,414	2,818	0.85%
Noninterest bearing deposits	230,651			155,113
Other liabilities	9,599			9,847
Total liabilities	1,033,761			830,374
Stockholders' equity	80,863			73,415
Total liabilities and stockholders’ equity	$1,114,624			$903,789
Net interest income		$17,318			$15,284
Net interest spread (1)			3.24%			3.53%
Net interest margin (1)			3.36%			3.71%
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

Union Bankshares, Inc. Page 33

Tax exempt interest income amounted to $597 thousand and $669 thousand for the three months ended June 30, 2021 and 2020, respectively and $1.2 million and $1.3 million for the 2021 and 2020 six month comparison periods, respectively. The following table presents the effect of tax exempt income on the calculation of net interest income, using a marginal federal corporate income tax rate of 21% for the 2021 and 2020 three and six month comparison periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in thousands)
Net interest income, as presented	$8,919	$7,778	$17,318	$15,284
Effect of tax-exempt interest
Investment securities	31	30	61	60
Loans	89	97	180	191
Net interest income, tax equivalent	$9,039	$7,905	$17,559	$15,535

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
•changes in rate (change in rate multiplied by prior volume); and
•total change in rate and volume.
Changes attributable to both rate and volume have been allocated proportionately to the change due to volume and the change due to rate.

	Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020 Increase/(Decrease) Due to Change In			Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020 Increase/(Decrease) Due to Change In
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in thousands)
Interest earning assets:
Federal funds sold and overnight deposits	$3	$—	$3	$39	$(70)	$(31)
Interest bearing deposits in banks	20	(26)	(6)	47	(57)	(10)
Investment securities	306	(193)	113	530	(406)	124
PPP loans, net	140	380	520	960	415	1,375
Loans (excluding PPP loans), net	916	(765)	151	1,603	(1,713)	(110)
Nonmarketable equity securities	(11)	(11)	(22)	(22)	(30)	(52)
Total interest earning assets	$1,374	$(615)	$759	$3,157	$(1,861)	$1,296
Interest bearing liabilities:
Interest bearing checking accounts	$51	$(98)	$(47)	$102	$(172)	$(70)
Savings/money market accounts	161	(212)	(51)	377	(495)	(118)
Time deposits	(78)	(152)	(230)	(124)	(278)	(402)
Borrowed funds	(144)	90	(54)	(310)	162	(148)
Total interest bearing liabilities	$(10)	$(372)	$(382)	$45	$(783)	$(738)
Net change in net interest income	$1,384	$(243)	$1,141	$3,112	$(1,078)	$2,034

Provision for Loan Losses. A provision for loan losses of $75 thousand and $225 thousand was recorded for the three and six months ended June 30, 2021, respectively, compared to $500 thousand and $800 thousand for the three and six months ended June 30, 2020, respectively. The higher provision in 2020 resulted from management's adjustment to the economic qualitative factors utilized to estimate the allowance for loan losses due to the economic disruption related to the COVID-19 pandemic impacting Union's borrowers. The provision for loan losses for the first six months of 2021 was deemed appropriate by management based on the size and mix of the loan portfolio, the level of nonperforming loans, the results of the qualitative

Union Bankshares, Inc. Page 34

factor review and prevailing economic conditions. For further details, see FINANCIAL CONDITION- Allowance for Loan Losses and Asset Quality below.
Noninterest Income. The following table sets forth the components of noninterest income and changes between the three and six month comparison periods of 2021 and 2020:

	For The Three Months Ended June 30,				For the Six Months Ended June 30,
	2021	2020	$ Variance	% Variance	2021	2020	$ Variance	% Variance
	(Dollars in thousands)
Trust income	$198	$178	$20	11.2	$383	$351	$32	9.1
Service fees	1,581	1,284	297	23.1	3,104	2,781	323	11.6
Net gains on sales of loans held for sale	1,151	1,227	(76)	(6.2)	2,045	2,039	6	0.3
Income from Company-owned life insurance	70	78	(8)	(10.3)	138	159	(21)	(13.2)
Income (loss) from MSRs, net	79	40	39	97.5	(46)	79	(125)	55.3
Other income	45	19	26	136.8	77	48	29	60.4
Net gain on other investments	15	162	(147)	(90.7)	59	38	21	55.3
Net gains on sales of investment securities AFS	—	—	—	—	—	11	(11)	(100.0)
Total noninterest income	$3,139	$2,988	$151	5.1	$5,760	$5,506	$254	4.6
The significant changes in noninterest income for the three and six months ended June 30, 2021 compared to the same periods of 2020 are described below:
•Service fees. Service fees increased $297 thousand for the three months ended June 30, 2021, compared to the same period of 2020 due to increases of $42 thousand in overdraft fee income, $151 thousand in ATM network fees, and $70 thousand in other fee income. Service fees increased $323 thousand for the six months ended June 30, 2021 primarily due to increases of $246 thousand in ATM network fees, $49 thousand in loan servicing fee income, and $60 thousand in other fee income, partially offset by a reduction of $39 thousand in overdraft fee income.
•Net gains on sales of loans held for sale. The Company mitigates long-term interest rate risk by selling qualifying residential loans to the secondary market. During the first quarter of 2021, the volume of loans sold was less than the volume in the first quarter of 2020 as management reduced loan sales to utilize some of Union's excess liquidity. Residential loans totaling $55.5 million and $85.2 million were sold during the three and six months ended June 30, 2021, respectively, compared to sales of $55.4 million and $97.9 million during the same periods in 2020, respectively. The decrease of $76 thousand in net gains on sales of loans held for sale for the three months ended June 30, 2021 is reflective of the lower premium obtained during the quarter.
•Income from Company-owned life insurance. The decrease in income for the three and six months ended June 30, 2021 was due to lower yields earned on the underlying life insurance policies.
•Income (loss) from MSRs, net. Income from MSRs is derived from servicing rights acquired through the sale of loans where servicing is retained. Capitalized servicing rights are initially recorded at fair value and amortized in proportion to, and over the period of, the future estimate of servicing the underlying mortgages. The slight increase in the volume of sales of residential loans for the three months ended June 30, 2021, resulted in an increase in income of $39 thousand compared to the same period in 2020. Additionally, the amortization of MSRs exceeded new capitalized MSRs during the first quarter; this, coupled with a $12.6 million volume decrease in residential loan sales during the first quarter, resulted in an increase in expense of $125 thousand for the six months ended June 30, 2021, compared to the same period in 2020.
•Other income. Other income increased during the comparison periods due to receipt of a $19 thousand prepayment penalty from the early payoff of a loan during the second quarter of 2021.
•Net gain on other investments. Participants in the 2020 Amended and Restated Nonqualified Excess Plan (the "2020 Deferred Compensation Plan") elect to defer receipt of current compensation from the Company or its subsidiary and select designated reference investments consisting of investment funds. The performance of those funds, over which the Company has no control, resulted in net gains of $15 thousand and $59 thousand for the three and six months ended June 30, 2021, respectively, compared to net gains of $162 thousand and $38 thousand for the same periods in 2020.

Union Bankshares, Inc. Page 35

Noninterest Expense. The following table sets forth the components of noninterest expense and changes between the three and six month comparison periods ended June 30, 2021 and 2020:

	For The Three Months Ended June 30,				For the Six Months Ended June 30,
	2021	2020	$ Variance	% Variance	2021	2020	$ Variance	% Variance
	(Dollars in thousands)
Salaries and wages	$3,553	$2,829	$724	25.6	$6,636	$5,950	$686	11.5
Employee benefits	1,203	1,231	(28)	(2.3)	2,372	2,213	159	7.2
Occupancy expense, net	527	477	50	10.5	1,004	991	13	1.3
Equipment expense	872	756	116	15.3	1,670	1,496	174	11.6
Professional fees	322	171	151	88.3	518	341	177	51.9
FDIC insurance assessment	200	96	104	108.3	356	207	149	72.0
Other loan related expenses	124	81	43	53.1	208	146	62	42.5
Vermont franchise tax	240	182	58	31.9	463	359	104	29.0
Electronic banking expense	97	84	13	71.0	189	162	27	16.7
Other expenses	1,251	1,204	47	3.9	2,426	2,418	8	0.3
Total noninterest expense	$8,389	$7,111	$1,278	18.0	$15,842	$14,283	$1,559	10.9

The significant changes in noninterest expense for the three and six months ended June 30, 2021 compared to the same periods in 2020 are described below:
•Salaries and wages. The increases in salaries and wages of $724 thousand and $686 thousand for the three and six months ended June 30, 2021, respectively, compared to the same periods in 2020 were primarily due to the deferral of loan origination costs in 2020 in addition to annual increases in employee's salaries and wages in 2021. Salaries and wages are reduced by deferred loan origination costs at the time of origination. Deferred loan origination costs reduced salaries and wages by $22 thousand and $207 thousand for the three and six months ended June 30, 2021, respectively, compared to $436 thousand and $466 thousand for the same periods in 2020. The lower deferred loan origination costs for 2021 compared to 2020 is primarily attributable to PPP loan originations.
•Employee benefits. Employee benefit expense decreased by $28 thousand and increased by $159 thousand for the three and six months ended June 30, 2021, respectively, compared to the same periods in 2020 due to the quarterly adjustment in the value of the underlying assets supporting the 2020 Deferred Compensation Plan. In addition, the costs associated with the Company's medical and dental plans increased by $96 thousand and $125 thousand for the three and six months ended June 30, 2021, respectively, and 401k contributions increased $24 thousand and $52 thousand for the three and six months ended June 30, 2021, respectively, compared to the same periods in 2020.
•Occupancy expense, net. The increase in occupancy expense, net, primarily relates to a $108 thousand loss recognized due to the disposition of a branch location. The closure and disposition was not the result of the COVID-19 pandemic. The recognized loss from the disposition was partially offset by the reduction in maintenance and related services needed due to the closure of branch lobbies during the COVID-19 pandemic.
•Equipment expense. Equipment expenses increased between periods primarily due to increases of $101 thousand and $170 thousand in software license and maintenance costs for the three and six months ended June 30, 2021, respectively, compared to the same periods in 2020.
•Professional fees. During the the first six months of 2021, additional consultants were engaged to assist with employment searches and other advisory services that were not utilized in 2020, resulting in increases of $151 thousand for the three months ended June 30, 2021, and $177 thousand for the six months ended June 30, 2021, compared to the same periods in 2020.
•FDIC insurance assessment. The deposit insurance assessment base and assessment rate both increased for the three and six months ended June 30, 2021 compared to the 2020 comparison periods, resulting in an increase in expense for both periods.
•Other loan related expenses. Other loan related expenses consist of other costs incurred for originating and servicing loans such as insurance and property tax tracking expenses, credit report fees, and other real estate closing costs. These expenses for the three and six months ended June 30, 2021 increased compared to the same period in 2020 due to the increase in loan volumes throughout the Company's market areas.

Union Bankshares, Inc. Page 36

•Vermont franchise tax. The increase in expense between the three and six month comparison periods of 2020 and 2021 is due to the increase in average deposit balances for customer accounts allocated to Vermont.
•Electronic banking expenses. Electronic banking expenses increased $13 thousand and $27 thousand for the three and six months ended June 30, 2021, respectively, compared to the same periods in 2020 due to changes in services with ATM and debit card service providers and an increase in volume of activity.
Provision for Income Taxes. The Company has provided for current and deferred federal income taxes for the three and six months ended June 30, 2021 and 2020. The Company's net provision for income taxes was $603 thousand and $1.1 million for the three and six months ended June 30, 2021, respectively, compared to $487 thousand and $843 thousand for the same periods in 2020, respectively. The Company's effective federal corporate income tax rate was 16.0% and 15.6% for the three and six months ended June 30, 2021, respectively, compared to 14.9% and 14.4% for the same periods in 2020, respectively.
Amortization expense related to limited partnership investments is included as a component of tax expense and amounted to $239 thousand and $501 thousand for the three and six months ended June 30, 2021, respectively, and $188 thousand and $376 thousand for the same periods in 2020, respectively. These investments provide tax benefits, including tax credits. Low income housing and rehabilitation tax credits with respect to limited partnership investments are also included as a component of income tax expense and amounted to $241 thousand and $482 thousand for the three and six months ended June 30, 2021, respectively, and $195 thousand and $390 thousand for the three and six months ended June 30, 2020, respectively.

FINANCIAL CONDITION
At June 30, 2021, the Company had total consolidated assets of $1.07 billion, including gross loans and loans held for sale (total loans) of $783.6 million, deposits of $967.7 million, borrowed funds of $7.2 million and stockholders' equity of $82.4 million. The Company’s total assets at June 30, 2021 decreased $27.4 million, or 2.5%, from $1.09 billion at December 31, 2020 attributable to the seasonal reduction in municipal loans discussed below, and increased $149.1 million, or 16.3%, compared to June 30, 2020.
June 30th marks the end of the fiscal year for the majority of municipal customers, including school districts, and several customers are required to reduce their outstanding short term debts to zero for one day during their fiscal year. The one day requirement traditionally occurs annually on June 30th and as a result the Company experiences a decrease in outstanding loan balances. In many cases monies are transferred from corresponding deposit accounts to pay off these debts so the Company experiences a corresponding decrease in deposit balances as well. These decreases are short term in nature as the loans and deposits for the next municipal fiscal year are recorded within the first few days of July. In July 2021, the Company recorded $50.7 million in new municipal loans.
Net loans and loans held for sale decreased $20.4 million, or 2.6%, to $774.5 million, representing 72.6% of total assets at June 30, 2021, compared to $794.9 million, or 72.7% of total assets at December 31, 2020. (See Loans Held for Sale and Loan Portfolio below.)
Total deposits decreased $26.6 million, or 2.7%, to $967.7 million at June 30, 2021, from $994.3 million at December 31, 2020 attributable to the seasonality of municipal deposits as discussed above. There was an increase in noninterest bearing deposits of $28.3 million, or 13.2%, which was more than offset by decreases in interest bearing deposits of $26.8 million, or 4.2%, and time deposits of $28.1 million, or 19.8%. (See average balances and rates in the Yields Earned and Rates Paid table on pages 32 and 33.)
Total borrowed funds were $7.2 million at June 30, 2021 and December 31, 2020. (See Borrowings on page 42.)
Total stockholders’ equity increased $1.5 million to $82.4 million at June 30, 2021 from $80.9 million at December 31, 2020. (See Capital Resources on page 44.)

Loans Held for Sale and Loan Portfolio. Total loans (including loans held for sale) decreased $19.7 million, or 2.5%, to $783.6 million, representing 73.5% of assets at June 30, 2021, from $803.4 million, representing 73.5% of assets at December 31, 2020. The total loan portfolio at June 30, 2021 increased $47.4 million compared to the June 30, 2020 level of $736.2 million, which represented 80.3% of assets. The Company’s loans consist primarily of adjustable-rate and fixed-rate mortgage loans secured by one-to-four family, multi-family residential or commercial real estate. Real estate secured loans represented $650.2 million, or 83.0% of total loans at June 30, 2021 and $593.4 million, or 73.9% of total loans at December 31, 2020. The Company had 637 and 679 PPP loans totaling $57.3 million and $66.2 million classified as commercial loans as of June 30, 2021 and December 31, 2020, respectively. Other than the decrease in the municipal portfolio reflecting the one day seasonal fluctuation from municipalities paying down their short term loans as of their June 30 fiscal year end, the composition of the Company's loan portfolio remained relatively unchanged from December 31, 2020 (see table below). There was no material change in the Company’s lending programs or terms during the six months ended June 30, 2021.

Union Bankshares, Inc. Page 37

The composition of the Company's loan portfolio, including loans held for sale, as of June 30, 2021 and December 31, 2020 was as follows:

	June 30, 2021		December 31, 2020
Loan Class	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential real estate	$216,025	27.6	$183,166	22.8
Construction real estate	75,110	9.6	57,417	7.1
Commercial real estate	316,943	40.4	320,627	39.9
Commercial	98,220	12.5	108,861	13.6
Consumer	2,638	0.3	2,601	0.3
Municipal	32,538	4.2	98,497	12.3
Loans held for sale	42,149	5.4	32,188	4.0
Total loans	783,623	100.0	803,357	100.0
Allowance for loan losses	(8,505)		(8,271)
Unamortized net loan fees	(578)		(146)
Net loans and loans held for sale	$774,540		$794,940
The Company originates and sells qualified residential mortgage loans in various secondary market avenues, with a majority of sales made to the FHLMC/Freddie Mac, generally with servicing rights retained. At June 30, 2021, the Company serviced an $849.1 million residential real estate mortgage portfolio, of which $42.1 million was held for sale and approximately $591.0 million of which was serviced for unaffiliated third parties.
During the first six months of 2021, the Company sold $85.2 million of qualified residential real estate loans to the secondary market to mitigate long-term interest rate risk and to generate fee income, compared to sales of $97.8 million during the first six months of 2020. Residential mortgage loan origination activity continued to be strong during the second quarter of 2021, consisting of both refinancing and purchase activity. Customers continue to refinance existing mortgages in order to obtain lower rates. Despite low housing inventory, purchase activity continues to be strong. The Company originates and sells FHA, VA, and RD residential mortgage loans, and also has an Unconditional Direct Endorsement Approval from HUD which allows the Company to approve FHA loans originated in any of its Vermont or New Hampshire markets without needing prior HUD underwriting approval. The Company sells FHA, VA and RD loans as originated with servicing released. Some of the government backed loans qualify for zero down payments without geographic or income restrictions. These loan products increase the Company's ability to serve the borrowing needs of residents in the communities served, including low and moderate income borrowers, while the loan sales and government guaranty mitigate the Company's exposure to credit risk.
The Company also originates commercial real estate and commercial loans under various SBA, USDA and State sponsored programs which provide a government agency guaranty for a portion of the loan amount. There was $61.1 million guaranteed under these various programs at June 30, 2021 on an aggregate balance of $62.4 million in subject loans. This includes $57.3 million of PPP loans that are guaranteed 100% by SBA, subject to borrower eligibility requirements. The Company occasionally sells the guaranteed portion of a loan to other financial institutions and retains servicing rights, which generates fee income. There were no commercial loans sold in the first six months of 2021 and $131 thousand in commercial loans were sold in the first six months of 2020. The Company recognizes gains and losses on the sale of the principal portion of these loans as they occur.
The Company serviced $21.0 million of commercial and commercial real estate loans for unaffiliated third parties as of June 30, 2021. This included $19.4 million of commercial or commercial real estate loans the Company originated and participated out to other financial institutions. These loans were participated in the ordinary course of business on a nonrecourse basis, for liquidity or credit concentration management purposes.
The Company capitalizes MSRs for all loans sold with servicing retained. The unamortized balance of MSRs on loans sold with servicing retained was $2.2 million at June 30, 2021, with an estimated market value in excess of the carrying value as of such date. Management periodically evaluates and measures the servicing assets for impairment.
Qualifying residential first mortgage loans and certain commercial real estate loans with a carrying value of $215.7 million were pledged as collateral for borrowings from the FHLB under a blanket lien at June 30, 2021.

Asset Quality. The Company, like all financial institutions, is exposed to certain credit risks, including those related to the value of the collateral that secures its loans and the ability of borrowers to repay their loans. Consistent application of the Company’s

Union Bankshares, Inc. Page 38

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
The region's economic environment is seeing signs of improvement as the states of Vermont and New Hampshire are now fully opened after the COVID-19 pandemic closure of large segments of the economy. There is demand for leisure travel and dining out which is supporting the region's tourist and restaurant industries; however, the industry is also facing some staffing challenges as workforce participation is lagging. Demand for homes has surged with the general safety and desirability of the region, low interest rates and the increased ability of working remotely. The Company’s management is focused on the impact COVID-19 is having on its borrowers and closely monitors industry and geographic concentrations, specifically the continuing impact on the region's tourist and restaurant industries. The Vermont unemployment rate was reported at 3.1% for June 2021 compared to 9.4% for June 2020 and the New Hampshire unemployment rate was 2.9% for June 2021 compared to 11.8% for June 2020. These rates compare favorably with the nationwide unemployment rate of 5.9% and 11.1%, respectively, for the comparable periods. Management will continue to monitor the national, regional and local economic environment in relation to COVID-19 and its impact on unemployment, business outlook and real estate values in the Company’s market area.
Repossessed assets, nonaccrual loans, and loans that are 90 days or more past due are considered to be nonperforming assets. The following table shows the composition of nonperforming assets at the dates indicated and trends in certain ratios monitored by the Company's management in reviewing asset quality:

	June 30, 2021	December 31, 2020	June 30, 2020
	(Dollars in thousands)
Nonaccrual loans	$5,752	$2,410	$2,357
Accruing loans 90+ days delinquent	176	511	861
Total nonperforming loans (1)	5,928	2,921	3,218
OREO	—	50	—
Total nonperforming assets	$5,928	$2,971	$3,218
ALL to loans not held for sale	1.15%	1.07%	0.99%
ALL to nonperforming loans	143.47%	283.16%	214.05%
Nonperforming loans to total loans	0.76%	0.36%	0.44%
Nonperforming assets to total assets	0.56%	0.27%	0.35%
Delinquent loans (30 days to nonaccruing) to total loans	0.83%	0.83%	0.77%
Net charge-offs (annualized) to average loans not held for sale	—%	0.01%	0.01%
____________________
(1)The Company had guarantees of U.S. or state government agencies on certain of the above nonperforming loans totaling $165 thousand at June 30, 2021, $177 thousand at December 31, 2020, and $181 thousand at June 30, 2020.

The level of nonaccrual loans increased $3.3 million, or 138.7%, since December 31, 2020 primarily due to a CRE hospitality relationship that was placed into non-accrual during the first quarter of 2021. Accruing loans delinquent 90 days or more decreased $335 thousand, or 65.6%, during the same time period. There was one residential real estate loan totaling $47 thousand in process of foreclosure at June 30, 2021. The state-mandated moratorium on foreclosures related to the COVID-19 emergency was lifted effective July 15, 2021. The aggregate interest income not recognized on nonaccrual loans approximated $414 thousand as of June 30, 2021 and $420 thousand as of December 31, 2020.
The Company had loans rated substandard that were on performing status totaling $1.2 million at June 30, 2021 compared to $2.2 million at December 31, 2020. In management's view, substandard loans represent a higher degree of risk of becoming nonperforming loans in the future.
In March 2020, the federal banking agencies issued guidance, confirmed by the FASB, that certain modifications made to loans to a borrower affected by the COVID-19 pandemic and government shutdown orders would not be considered TDRs under specified circumstances (See Notes 2 and 5). Through June 30, 2021, the Company had executed modifications under this guidance on outstanding loan balances of $159.1 million that carried accrued interest of $946 thousand. Of the total modifications executed, outstanding loan balances of $2.0 million remained subject to modified terms and carried accrued interest of $78 thousand as of June 30, 2021. The Company intends to continue to follow the guidance of the banking regulators in making TDR determinations.

Union Bankshares, Inc. Page 39

Allowance for Loan Losses. Some of the Company’s loan customers ultimately do not make all of their contractually scheduled payments, whether due to the effects of the COVID-19 pandemic or otherwise, requiring the Company to charge off a portion or all of the remaining principal balance due. The Company maintains an ALL to absorb such losses. The ALL is maintained at a level believed by management to be appropriate to absorb probable credit losses inherent in the loan portfolio as of the evaluation date; however, actual loan losses may vary from current estimates. The Company's policy and methodologies for establishing the ALL, described in the Company's 2020 Annual Report did not change during the first six months of 2021. The Company's ALL was $8.5 million at June 30, 2021 and $8.3 million as of December 31, 2020.
Management adjusted certain economic qualitative factors utilized to estimate the ALL during the first and second quarters of 2020 at the onset of the COVID-19 pandemic. Despite indications of an improving economy and having the majority of borrowers that had executed loan modifications due to COVID-19 no longer subject to modified terms, there were no changes to the reserve factors assigned to any of the loan portfolios based on the qualitative factor reviews performed during the first six months of 2021. Management will consider adjustment in upcoming quarters to allow more time for economic recovery and to monitor payments on loans that had been subject to modified terms.
Impaired loans, including $2.5 million of TDR loans, were $7.2 million at June 30, 2021, with government guaranties of $354 thousand and a specific reserve amount allocated of $58 thousand. Impaired loans, including $2.9 million of TDR loans, were $4.6 million at December 31, 2020, with government guaranties of $514 thousand and a specific reserve amount allocated of $58 thousand. Based on management's evaluation of the Company's historical loss experience on substandard commercial loans, commercial loan relationships with aggregate balances greater than $500 thousand are evaluated individually for impairment, with a specific reserve allocated when warranted. Commercial loans with balances under this threshold are collectively evaluated for impairment as a homogeneous pool of loans, unless such loans are subject to a restructuring agreement or have been identified as impaired as part of a larger customer relationship. There was no change to the specific reserve amount allocated to individually identified impaired loans as a result of the June 30, 2021 impairment evaluation.
The following table reflects activity in the ALL for the three and six months ended June 30, 2021 and 2020:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in thousands)
Balance at beginning of period	$8,429	$6,391	$8,271	$6,122
Charge-offs	—	(3)	—	(57)
Recoveries	1	—	9	23
Net recoveries (charge-offs)	1	(3)	9	(34)
Provision for loan losses	75	500	225	800
Balance at end of period	$8,505	6,888	$8,505	$6,888
The following table (net of loans held for sale) shows the internal breakdown by risk component of the Company's ALL and the percentage of loans in each category to total loans in the respective portfolios at the dates indicated:

	June 30, 2021		December 31, 2020
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential real estate	$2,082	29.1	$1,776	23.8
Construction real estate	1,024	10.1	763	7.4
Commercial real estate	4,111	42.7	4,199	41.6
Commercial	425	13.3	458	14.1
Consumer	12	0.4	15	0.4
Municipal	81	4.4	214	12.8
Unallocated	770	—	846	—
Total	$8,505	100.0	$8,271	100.1

Notwithstanding the categories shown in the table above or any specific allocation under the Company's ALL methodology, all funds in the ALL are available to absorb loan losses in the portfolio, regardless of loan category or specific allocation.

Union Bankshares, Inc. Page 40

Management believes, in its best estimate, that the ALL at June 30, 2021 is appropriate to cover probable credit losses inherent in the Company’s loan portfolio as of such date. However, there can be no assurance that the Company will not sustain losses in future periods which could be greater than the size of the ALL at June 30, 2021. In addition, our banking regulators, as an integral part of their examination process, periodically review our ALL. Such agencies may require us to recognize adjustments to the ALL based on their judgments about information available to them at the time of their examination. A large adjustment to the ALL for losses in future periods could require increased provisions to replenish the ALL, which could negatively affect earnings.
Investment Activities. During the first six months of 2021, investment securities classified as AFS increased $52.3 million to $158.1 million, comprising 14.8% of total assets, compared to $105.8 million, or 9.7% of total assets at December 31, 2020. The Company used excess liquidity to increase the investment portfolio during 2021 to obtain higher yields than what would have been earned at the current Federal Funds rate. Net unrealized gains for the Company’s AFS investment securities portfolio were $1.3 million as of June 30, 2021, compared to net unrealized gains of $3.3 million as of December 31, 2020. The Company’s accumulated OCI component of stockholders’ equity at June 30, 2021 reflected cumulative net unrealized gains on investment securities of $1.0 million. There were no securities classified as HTM at June 30, 2021 or December 31, 2020. No declines in value were deemed by management to be OTT at June 30, 2021. Deterioration in credit quality and/or imbalances in liquidity that may result from changes in financial market conditions might adversely affect the fair values of the Company’s investment portfolio and the amount of gains or losses ultimately realized on the sale of such securities, and may also increase the potential that unrealized losses will be designated as OTT in future periods, resulting in write-downs and charges to earnings. There were no investment securities pledged as of June 30, 2021 or December 31, 2020.
Deposits. The following table shows information concerning the Company's average deposits by account type and weighted average nominal rates at which interest was paid on such deposits for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30, 2021			Six Months Ended June 30, 2020
	Average Amount	Percent of Total Deposits	Average Rate	Average Amount	Percent of Total Deposits	Average Rate
	(Dollars in thousands)
Nontime deposits:
Noninterest bearing deposits	$230,651	22.7	—	$155,113	19.8	—
Interest bearing checking accounts	241,649	23.8	0.25%	180,975	23.2	0.42%
Money market accounts	261,514	25.7	0.77%	185,970	23.8	1.19%
Savings accounts	156,442	15.4	0.07%	113,225	14.5	0.14%
Total nontime deposits	890,256	87.6	0.31%	635,283	81.3	0.49%
Time deposits:
Less than $100,000	62,855	6.2	0.83%	75,080	9.6	1.23%
$100,000 and over	63,886	6.2	1.11%	71,254	9.1	1.56%
Total time deposits	126,741	12.4	0.97%	146,334	18.7	1.39%
Total deposits	$1,016,997	100.0	0.39%	$781,617	100.0	0.66%
During the first six months of 2021, average total deposits grew $235.4 million, or 30.1%, compared to the six months ended June 30, 2020, with growth in all categories except time deposits. The increase in average balances was attributable to proceeds from PPP loans deposited into customer accounts at Union, customer's receipt of government stimulus payments, and the general reduction in spending by customers due to COVID-19.
The Company participates in CDARS, which permits the Company to offer full deposit insurance coverage to its customers by exchanging deposit balances with other CDARS participants. CDARS also provides the Company with an additional source of funding and liquidity through the purchase of deposits. There were no purchased CDARS deposits as of June 30, 2021 or December 31, 2020. There were $12.2 million of time deposits of $250,000 or less on the balance sheet at June 30, 2021 and $14.2 million at December 31, 2020, which were exchanged with other CDARS participants.
The Company also participates in the ICS program, a service through which it can offer its customers demand or savings products with access to unlimited FDIC insurance, while receiving reciprocal deposits from other FDIC-insured banks. Like the exchange of certificate of deposit accounts through CDARS, exchange of demand or savings deposits through ICS provides a depositor with full deposit insurance coverage of excess balances, thereby helping the Company retain the full amount of the deposit on its balance sheet. As with the CDARS program, in addition to reciprocal deposits, participating banks may also purchase one-way ICS deposits. There were $70.9 million and $146.2 million in exchanged ICS demand and money market

Union Bankshares, Inc. Page 41

deposits on the balance sheet at June 30, 2021 and December 31, 2020, respectively. There were no purchased ICS deposits at June 30, 2021 or December 31, 2020.
At December 31, 2020, there were $15.0 million of retail brokered deposits issued under a master certificate of deposit program with a deposit broker for the purpose of providing a supplemental source of funding and liquidity. There were no retail brokered deposits at June 30, 2021.
The following table provides a maturity distribution of the Company’s time deposits in amounts of $100,000 and over at June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
	(Dollars in thousands)
Within 3 months	$18,096	$22,722
3 to 6 months	11,020	15,828
6 to 12 months	22,835	22,629
Over 12 months	7,804	9,194
	$59,755	$70,373
The Company's time deposits in amounts of $100 thousand and over decreased $10.6 million, or 15.1%, between December 31, 2020 and June 30, 2021, resulting primarily from the maturity, without renewal, of customer time deposits originated in prior periods when promotions were offered.
A provision of the Dodd-Frank Act permanently raised FDIC deposit insurance coverage to $250 thousand per depositor per insured depository institution for each account ownership category. At June 30, 2021, the Company had deposit accounts with less than the maximum FDIC insured deposit amount of $250 thousand totaling $644.2 million, or 66.6% of total deposits. An additional $25.2 million of municipal deposits were over the FDIC insurance coverage limit at June 30, 2021 and were collateralized under applicable state regulations by letters of credit issued by the FHLB.
Borrowings. The Company's borrowed funds at June 30, 2021 and December 31, 2020 were comprised of borrowings from the FHLB of $7.2 million at a weighted average rate of 3.07%.
The Company has the authority, up to its available borrowing capacity with the FHLB, to collateralize public unit deposits with letters of credit issued by the FHLB. FHLB letters of credit in the amount of $28.6 million and $23.6 million were utilized as collateral for these deposits at June 30, 2021 and December 31, 2020, respectively. Total fees paid by the Company in connection with the issuance of these letters of credit were $7 thousand and $16 thousand for the three and six months ended June 30, 2021 respectively, and $8 thousand and $16 thousand for the three and six months ended June 30, 2020, respectively.

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

Union Bankshares, Inc. Page 42

The following table details the contractual or notional amount of financial instruments that represented credit risk at the balance sheet dates:

	June 30, 2021	December 31, 2020
	(Dollars in thousands)
Commitments to originate loans	$136,227	$61,431
Unused lines of credit	144,100	132,502
Standby and commercial letters of credit	2,425	3,115
Credit card arrangements	286	308
FHLB Mortgage Partnership Finance credit enhancement obligation, net	782	728
Commitment to purchase investment in a real estate limited partnership	1,422	2,000
Total	$285,242	$200,084
Commitments to originate loans are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Loan commitments generally have a fixed expiration date or other termination clause and may require payment of a fee. Since many of the loan commitments are expected to expire without being drawn upon and not all credit lines will be utilized, the total commitment amounts do not necessarily represent future cash requirements. Lines of credit incur seasonal volume fluctuations due to the nature of some customers' businesses, such as tourism and maple syrup products production. The large increase in commitments to originate loans at June 30, 2021 from December 31, 2020 is primarily the result of the annual fiscal cycle of local municipalities and school districts, with $50.7 million committed to them on June 30, 2021 for their fiscal year beginning July 1, 2021. In addition, commitments to originate commercial construction loans increased $20.7 million over December 31, 2020.
The Company did not hold any derivative or hedging instruments at June 30, 2021 or December 31, 2020.
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
As of June 30, 2021, Union, as a member of FHLB, had access to unused lines of credit up to $100.2 million over and above the $36.8 million in combined FHLB borrowings and other credit subject to collateralization, subject to the purchase of required FHLB Class B common stock and evaluation by the FHLB of the underlying collateral available. This line of credit can be used for either short-term or long-term liquidity or other funding needs.
Union also maintains an IDEAL Way Line of Credit with the FHLB. The total line available was $551 thousand at June 30, 2021. There were no borrowings against this line of credit as of such date. Interest on this line is chargeable at a rate determined by the FHLB and payable monthly. Should Union utilize this line of credit, qualified portions of the loan and investment portfolios would collateralize these borrowings.
In addition to its borrowing arrangements with the FHLB, Union maintains a pre-approved federal funds line of credit totaling $15.0 million with an upstream correspondent bank, a master brokered deposit agreement with a brokerage firm, and one-way buy options with CDARS and ICS. In addition to the funding sources available to Union, the Company maintains a $5.0 million revolving line of credit with a correspondent bank. At June 30, 2021, there were no purchased ICS or CDARS deposits, no retail brokered deposits, and no outstanding advances on the Union or Company correspondent lines.
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

Union Bankshares, Inc. Page 43

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
Stockholders’ equity increased from $80.9 million at December 31, 2020 to $82.4 million at June 30, 2021, reflecting net income of $5.9 million for the first six months of 2021, an increase of $183 thousand from stock based compensation, a $24 thousand increase due to the issuance of 1,000 shares of common stock from the exercise of incentive stock options and a $21 thousand increase due to the issuance of common stock under the DRIP. These increases were partially offset by a decrease of $1.6 million in accumulated other comprehensive income due to a decrease in the fair market value of the Company's AFS securities, cash dividends declared of $3.0 million and stock repurchases of $2 thousand during the six months ended June 30, 2021. The components of other comprehensive income are illustrated in Note 10 of the unaudited consolidated financial statements.
The Company has 7,500,000 shares of $2.00 par value common stock authorized. As of June 30, 2021, the Company had 4,957,884 shares issued, of which 4,483,873 were outstanding and 474,011 were held in treasury.
In January 2021, the Company's Board reauthorized for 2021 the limited stock repurchase plan that was initially established in May of 2010. The limited stock repurchase plan allows the repurchase of up to a fixed number of shares of the Company's common stock each calendar quarter in open market purchases or privately negotiated transactions, as management deems advisable and as market conditions may warrant. The repurchase authorization for a calendar quarter (currently 2,500 shares) expires at the end of that quarter to the extent it has not been exercised, and is not carried forward into future quarters. The quarterly repurchase authorization expires on December 31, 2021, unless reauthorized. The Company repurchased 97 shares under this program during the first six months of 2021 at a total cost of $2 thousand.
The Company maintains a DRIP whereby registered stockholders may elect to reinvest cash dividends and optional cash contributions to purchase additional shares of the Company's common stock. The Company has reserved 200,000 shares of its common stock for issuance and sale under the DRIP. As of June 30, 2021, 4,857 shares of stock had been issued from treasury stock under the DRIP.
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
The Economic Growth, Regulatory Relief and Consumer Protection Act of 2018 directed the federal banking regulators to adopt rules providing for a simplified regulatory capital framework for qualifying community banking organizations. In September 2019, the banking regulators finalized a rule that introduced the community bank leverage ratio (CBLR) framework as an optional simplified measure of capital adequacy for qualifying institutions. Beginning with the March 31, 2020 regulatory capital calculation, a banking organization with a Tier I leverage ratio greater than 9.0%, less than $10 billion in average consolidated assets, and limited amounts of off-balance sheet exposures and trading assets and liabilities may opt into the CBLR framework and will be deemed "well capitalized" and will not be required to report or calculate risk-based capital. A community banking organization that does not meet the requirements for use of the simplified CBLR framework will continue to calculate its regulatory capital ratios under existing guidelines. A provision of the CARES Act temporarily lowers the minimum Tier 1 leverage ratio to 8.0% for a banking organization to elect to use the CBLR framework, with a phased increase back to 9.0% by the end of 2021. As of June 30, 2021, the Tier I leverage ratios for the Company and Union were 7.03% and 6.98%, respectively.

Union Bankshares, Inc. Page 44

As shown in the table below, as of June 30, 2021, both the Company and Union met all capital adequacy requirements to which they are currently subject and Union exceeded the requirements for a "well capitalized" bank under the FDIC's Prompt Corrective Action framework. There were no conditions or events between June 30, 2021 and the date of this report that management believes have changed either Company’s regulatory capital category.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of June 30, 2021	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Company:
Total capital to risk weighted assets	$87,243	13.47%	$51,815	8.00%	N/A	N/A
Tier I capital to risk weighted assets	79,140	12.22%	38,858	6.00%	N/A	N/A
Common Equity Tier 1 to risk weighted assets	79,140	12.22%	29,143	4.50%	N/A	N/A
Tier I capital to average assets	79,140	7.03%	45,030	4.00%	N/A	N/A

Union:
Total capital to risk weighted assets	$86,550	13.39%	$51,710	8.00%	$64,638	10.00%
Tier I capital to risk weighted assets	78,464	12.14%	38,780	6.00%	51,706	8.00%
Common Equity Tier 1 to risk weighted assets	78,464	12.14%	29,085	4.50%	42,011	6.50%
Tier I capital to average assets	78,464	6.98%	44,965	4.00%	56,206	5.00%
Dividends paid by Union are the primary source of funds available to the Company for payment of dividends to its stockholders. Union is subject to certain requirements imposed by federal banking laws and regulations, which among other things, establish minimum levels of capital and restrict the amount of dividends that may be distributed by Union to the Company.
Cash dividends of $0.33 per share were paid during the first quarter of 2021 and have been declared for the second quarter, payable on August 5, 2021 to stockholders of record on July 31, 2021.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Omitted, in accordance with the regulatory relief available to smaller reporting companies in SEC Release Nos. 33-10513 (effective September 10, 2018).

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer, with the assistance of the Disclosure Control Committee, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2021. Based on this evaluation they concluded that those disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files with the Commission is accumulated and communicated to the Company’s management, including its principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required information.
Changes in Internal Controls over Financial Reporting. There was no change in the Company's internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act, during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Union Bankshares, Inc. Page 45

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The Company did not issue any unregistered shares during the quarter ended June 30, 2021.
There was no repurchase of the Company's equity securities during the quarter ended June 30, 2021.

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
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the unaudited consolidated balance sheets, (ii) the unaudited consolidated statements of income for the three and six months ended June 30, 2021 and 2020, (iii) the unaudited consolidated statements of comprehensive income for the three and six months ended June 30, 2021 and 2020, (iv) the unaudited consolidated statements of changes in stockholders' equity, (iv) the unaudited consolidated statements of cash flows and (v) related notes.

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

Union Bankshares, Inc.

August 16, 2021	/s/ David S. Silverman
David S. Silverman
Director, President and Chief Executive Officer

August 16, 2021	/s/ Karyn J. Hale
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

101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the unaudited consolidated balance sheets, (ii) the unaudited consolidated statements of income for the three and six months ended June 30, 2021 and 2020, (iii) the unaudited consolidated statements of comprehensive income for the three and six months ended June 30, 2021 and 2020, (iv) the unaudited consolidated statements of changes in stockholders' equity, (iv) the unaudited consolidated statements of cash flows and (v) related notes.

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