Form 10-Q
period 2021-09-30
UNION BANKSHARES INC
filed 2021-11-15
CIK 706863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2021

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐      No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of October 30, 2021.

Common Stock, $2 par value	4,485,156	shares

UNION BANKSHARES, INC.
TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets	(Dollars in thousands)
Cash and due from banks	$5,029	$5,413
Federal funds sold and overnight deposits	115,052	117,358
Cash and cash equivalents	120,081	122,771
Interest bearing deposits in banks	12,201	12,699
Investment securities available-for-sale	184,204	105,763
Other investments	1,183	1,047
Total investments	185,387	106,810
Loans held for sale	17,821	32,188
Loans	772,186	771,169
Allowance for loan losses	(8,561)	(8,271)
Net deferred loan costs (fees)	36	(146)
Net loans	763,661	762,752
Premises and equipment, net	21,808	20,039
Company-owned life insurance	12,854	12,640
Other assets	24,473	23,655
Total assets	$1,158,286	$1,093,554
Liabilities and Stockholders’ Equity
Liabilities
Deposits
Noninterest bearing	$252,940	$215,245
Interest bearing	680,438	637,369
Time	107,266	141,688
Total deposits	1,040,644	994,302
Borrowed funds	7,000	7,164
Subordinated debentures and notes	16,164	—
Accrued interest and other liabilities	10,730	11,221
Total liabilities	1,074,538	1,012,687
Commitments and Contingencies
Stockholders’ Equity
Common stock, $2.00 par value; 7,500,000 shares authorized; 4,958,884 shares issued at September 30, 2021 and 4,954,732 shares issued at December 31, 2020	9,918	9,910
Additional paid-in capital	1,728	1,393
Retained earnings	76,452	71,097
Treasury stock at cost; 473,730 shares at September 30, 2021 and 474,632 shares at December 31, 2020	(4,162)	(4,169)
Accumulated other comprehensive (loss) income	(188)	2,636
Total stockholders' equity	83,748	80,867
Total liabilities and stockholders' equity	$1,158,286	$1,093,554

See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 1

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in thousands, except per share data)
Interest and dividend income
Interest and fees on loans	$9,115	$8,803	$27,236	$25,659
Interest on debt securities:
Taxable	511	305	1,371	1,029
Tax exempt	154	160	459	477
Dividends	4	27	12	87
Interest on federal funds sold and overnight deposits	34	7	67	71
Interest on interest bearing deposits in banks	34	41	105	122
Total interest and dividend income	9,852	9,343	29,250	27,445
Interest expense
Interest on deposits	595	1,101	2,566	3,662
Interest on borrowed funds	55	57	164	314
Interest on subordinated debenture and notes	56	—	56	—
Total interest expense	706	1,158	2,786	3,976
Net interest income	9,146	8,185	26,464	23,469
Provision for loan losses	—	800	225	1,600
Net interest income after provision for loan losses	9,146	7,385	26,239	21,869
Noninterest income
Trust income	216	173	599	524
Service fees	1,720	1,539	4,824	4,320
Net (losses) gains on sales of investment securities available-for-sale	(30)	—	(30)	11
Net gains on sales of loans held for sale	1,929	3,315	3,974	5,354
Net (losses) gains on other investments	(1)	76	58	114
Other income	367	405	536	691
Total noninterest income	4,201	5,508	9,961	11,014
Noninterest expenses
Salaries and wages	3,918	3,718	10,554	9,668
Employee benefits	1,192	1,204	3,564	3,417
Occupancy expense, net	425	420	1,429	1,411
Equipment expense	872	770	2,542	2,266
Other expenses	2,141	1,883	6,301	5,516
Total noninterest expenses	8,548	7,995	24,390	22,278
Income before provision for income taxes	4,799	4,898	11,810	10,605
Provision for income taxes	874	751	2,018	1,594
Net income	$3,925	$4,147	$9,792	$9,011
Basic earnings per common share	$0.87	$0.92	$2.18	$2.01
Diluted earnings per common share	$0.87	$0.92	$2.17	$2.01
Weighted average number of common shares outstanding	4,485,046	4,475,145	4,482,678	4,474,061
Weighted average common and potential common shares for diluted EPS	4,512,558	4,492,842	4,508,152	4,491,721
Dividends per common share	$0.33	$0.32	$0.99	$0.96
See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 2

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in thousands)
Net income	$3,925	$4,147	$9,792	$9,011
Other comprehensive (loss) income, net of tax:
Investment securities available-for-sale:
Net unrealized holding (losses) gains arising during the period on investment securities available-for-sale	(1,213)	(124)	(2,848)	1,616
Reclassification adjustment for net losses (gains) on sales of investment securities available-for-sale realized in net income	24	—	24	(9)
Total other comprehensive (loss) income	(1,189)	(124)	(2,824)	1,607
Total comprehensive income	$2,736	$4,023	$6,968	$10,618

See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 3

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)

	Three Month Periods Ended September 30, 2021 and 2020
	Common Stock					Accumulated other comprehensive income (loss)
	Shares, net of treasury	Amount	Additional paid-in capital	Retained earnings	Treasury stock		Total stockholders’ equity
	(Dollars in thousands, except per share data)
Balances June 30, 2021	4,483,873	$9,916	$1,609	$74,006	$(4,165)	$1,001	$82,367
Net income	—	—	—	3,925	—	—	3,925
Other comprehensive loss	—	—	—	—	—	(1,189)	(1,189)
Dividend reinvestment plan	281	—	6	—	3	—	9
Cash dividends declared ($0.33 per share)	—	—	—	(1,479)	—	—	(1,479)
Stock based compensation expense	—	—	91	—	—	—	91
Exercise of stock options	1,000	2	22	—	—	—	24
Balances, September 30, 2021	4,485,154	$9,918	$1,728	$76,452	$(4,162)	$(188)	$83,748

Balances June 30, 2020	4,474,899	$9,901	$1,306	$66,020	$(4,177)	$2,717	$75,767
Net income	—	—	—	4,147	—	—	4,147
Other comprehensive loss	—	—	—	—	—	(124)	(124)
Dividend reinvestment plan	407	—	4	—	4	—	8
Cash dividends declared ($0.32 per share)	—	—	—	(1,432)	—	—	(1,432)
Stock based compensation expense	—	—	58	—	—	—	58
Balances, September 30, 2020	4,475,306	$9,901	$1,368	$68,735	$(4,173)	$2,593	$78,424

	Nine Month Periods Ended September 30, 2021 and 2020
	Common Stock					Accumulated other comprehensive income (loss)
	Shares, net of treasury	Amount	Additional paid-in capital	Retained earnings	Treasury stock		Total stockholders’ equity
	(Dollars in thousands, except per share data)
Balances, December 31, 2020	4,480,100	$9,910	$1,393	$71,097	$(4,169)	$2,636	$80,867
Net income	—	—	—	9,792	—	—	9,792
Other comprehensive loss	—	—	—	—	—	(2,824)	(2,824)
Dividend reinvestment plan	999	—	21	—	9	—	30
Cash dividends declared ($0.99 per share)	—	—	—	(4,437)	—	—	(4,437)
Stock based compensation expense	2,152	4	270	—	—	—	274
Exercise of stock options	2,000	4	44	—	—	—	48
Purchase of treasury stock	(97)	—	—	—	(2)	—	(2)
Balances, September 30, 2021	4,485,154	$9,918	$1,728	$76,452	$(4,162)	$(188)	$83,748

Balances, December 31, 2019	4,471,977	$9,897	$1,124	$64,019	$(4,183)	$986	$71,843
Net income	—	—	—	9,011	—	—	9,011
Other comprehensive income	—	—	—	—	—	1,607	1,607
Dividend reinvestment plan	1,144	—	17	—	10	—	27
Cash dividends declared ($0.96 per share)	—	—	—	(4,295)	—	—	(4,295)
Stock based compensation expense	1,185	2	207	—	—	—	209
Exercise of stock options	1,000	2	20	—	—	—	22
Balances, September 30, 2020	4,475,306	$9,901	$1,368	$68,735	$(4,173)	$2,593	$78,424
See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 4

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash Flows From Operating Activities	(Dollars in thousands)
Net income	$9,792	$9,011
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	1,364	1,408
Provision for loan losses	225	1,600
Deferred income tax provision	12	20
Net amortization of premiums on investment securities	443	389
Equity in losses of limited partnerships	739	679
Stock based compensation expense	274	209
Net (increase) decrease in unamortized loan costs	(182)	1,579
Proceeds from sales of loans held for sale	168,204	193,016
Origination of loans held for sale	(149,863)	(213,023)
Net gains on sales of loans held for sale	(3,974)	(5,354)
Net losses on disposals of premises and equipment	108	—
Net losses (gains) on sales of investment securities available-for-sale	30	(11)
Net gains on sales of other real estate owned	(11)	—
Net gains on other investments	(58)	(114)
Decrease (increase) in accrued interest receivable	1,131	(1,167)
Amortization of core deposit intangible	71	129
Increase in other assets	(652)	(5)
Decrease in other liabilities	(358)	(48)
Net cash provided by (used in) operating activities	27,295	(11,682)
Cash Flows From Investing Activities
Interest bearing deposits in banks
Proceeds from maturities and redemptions	4,482	1,336
Purchases	(3,984)	(3,735)
Investment securities available-for-sale
Proceeds from sales	8,718	3,076
Proceeds from maturities, calls and paydowns	20,931	14,528
Purchases	(112,137)	(16,675)
Net purchases of other investments	(78)	(70)
Net (increase) decrease in nonmarketable stock	(14)	1,457
Net increase in loans	(1,066)	(95,866)
Recoveries of loans charged off	67	29
Purchases of premises and equipment	(3,241)	(937)
Investments in limited partnerships	(1,705)	(2,257)
Proceeds from sales of other real estate owned	61	—
Net cash used in investing activities	(87,966)	(99,114)

Union Bankshares, Inc. Page 5

	Nine Months Ended September 30,
	2021	2020

Cash Flows From Financing Activities	(Dollars in thousands)
Repayment of long-term borrowings	(164)	—
Net decrease in short-term borrowings outstanding	—	(37,667)
Net increase in noninterest bearing deposits	37,695	68,121
Net increase in interest bearing deposits	43,069	104,030
Net decrease in time deposits	(34,422)	(6,099)
Proceeds from issuance of subordinated debentures, net of unamortized issuance costs	16,164	—
Issuance of common stock	48	22
Purchase of treasury stock	(2)	—
Dividends paid	(4,407)	(4,268)
Net cash provided by financing activities	57,981	124,139
Net (decrease) increase in cash and cash equivalents	(2,690)	13,343
Cash and cash equivalents
Beginning of period	122,771	51,134
End of period	$120,081	$64,477
Supplemental Disclosures of Cash Flow Information
Interest paid	$2,842	$4,498
Income taxes paid	$1,550	$400

Supplemental Schedule of Noncash Investing Activities
Investment in limited partnerships acquired by capital contributions payable	$1,264	$2,722

Dividends paid on Common Stock:
Dividends declared	$4,437	$4,295
Dividends reinvested	(30)	(27)
	$4,407	$4,268

See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 6

UNION BANKSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Basis of Presentation
The accompanying unaudited interim consolidated financial statements of Union Bankshares, Inc. and Subsidiary (together, the Company) as of September 30, 2021, and for the three and nine months ended September 30, 2021 and 2020, have been prepared in conformity with GAAP for interim financial information, general practices within the banking industry, and the accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (2020 Annual Report). The Company's sole subsidiary is Union Bank. In the opinion of the Company’s management, all adjustments, consisting only of normal recurring adjustments and disclosures necessary for a fair presentation of the information contained herein, have been made. This information should be read in conjunction with the Company’s 2020 Annual Report. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2021, or any future interim period.
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

Note 2. Risks and Uncertainties
Significant progress has been made to combat the outbreak of COVID-19; however, the global pandemic has adversely impacted a broad range of industries in which the Company's customers operate and could still impair their ability to fulfill their financial obligations to the Company. The Company’s business is dependent upon the willingness and ability of its employees and customers to conduct banking and other financial transactions. While it appears that health and economic conditions are trending in a positive direction as of September 30, 2021, a resurgence in the virus or its variants could have an adverse effect on the Company's business, financial condition, results of operations and cash flows. While it is not possible to know the full impact COVID-19, and any potential measures to curtail its spread, will have on the Company's future operations, the Company is disclosing potentially material items of which it is aware.
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

Union Bankshares, Inc. Page 8

Financial position and results of operations
The Company has not yet experienced any charge-offs related to COVID-19. See Note 8. Should economic conditions worsen as a result of a resurgence of the virus or its variants and resulting measures to curtail its spread, the Company could experience increases in the required ALL and record additional provision for loan losses. The use of payment deferrals favorably impacted the ratio of past due loans to total loans as well other asset quality ratios at September 30, 2021. It is possible that asset quality measures could worsen at future measurement periods if a resurgence of COVID-19 progresses.
Through September 30, 2021, the Company had executed modifications on outstanding loan balances of $145.6 million that carried accrued interest of $926 thousand. Of the total modifications executed, at September 30, 2021 outstanding loan balances of $748 thousand remained subject to modified terms and carried accrued interest of $34 thousand.
Capital and liquidity
As of September 30, 2021, all of the Company's and Union's capital ratios were in excess of all regulatory requirements. While the Company believes it has sufficient capital to withstand a double-dip economic recession brought about by a resurgence in COVID-19, the reported and regulatory capital ratios could be adversely impacted by further credit loss expense. The Company relies on cash on hand as well as dividends from its subsidiary bank to pay dividends to shareholders. If the Company’s capital deteriorates such that its subsidiary bank is unable to pay dividends to it for an extended period of time, the Company may not be able to maintain its dividend to shareholders at the current level. Management continues to analyze the Company's current capital levels and its ability to maintain growth projections and absorb future credit losses while maintaining sufficient levels of capital.
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
Asset valuation
COVID-19 has not affected the Company's ability to account timely for the assets on the balance sheet; however, a resurgence of COVID-19 could cause this to change in future periods. The Company’s stock price or the occurrence of what management would deem to be a triggering event that could, under certain circumstances, cause the Company to perform a goodwill impairment test, an intangible asset impairment test, or both, resulting in an impairment charge being recorded for that period. In the event that the Company concludes that all or a portion of its goodwill or intangible assets are impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital or regulatory capital. The Company does not anticipate significant changes in methodology used to determine the fair value of assets measured in accordance with GAAP. As of September 30, 2021, goodwill was not impaired and there was no impairment with respect to our intangible assets, premises and equipment or other long-lived assets.
Processes, controls and business continuity plan
The Company’s preparedness efforts, coupled with quick and decisive plan implementation, has resulted in minimal impacts to operations as a result of COVID-19. At September 30, 2021, some employees have returned to banking facilities while some continue to work remotely. The Company has not experienced any disruption to its operations. The Company has not incurred additional material cost related to the remote working strategy to date, nor are material costs anticipated in future periods.
As of September 30, 2021, management does not anticipate significant challenges to its ability to maintain the systems and controls and does not currently face any material resource constraint through the implementation of our business continuity plans.

Lending operations and accommodations to borrowers
Union continued to work with borrowers during the unprecedented situation caused by COVID-19 and as allowed under the CARES Act, executed a payment deferral program for its customers that were adversely affected by COVID-19. Depending on the demonstrated need of the customer, the Company either deferred the full loan payment or the principal component of the loan payment for up to 180 days for the majority of the deferral requests. The Company had executed 313 of these deferrals on outstanding loan balances of $145.6 million as of September 30, 2021. Of the total deferrals executed, five remained in effect on outstanding loan balances of $748 thousand as of September 30, 2021. In accordance with interagency guidance issued in March 2020 and updated in April 2020, and confirmed by the FASB, these short term deferrals are not considered TDRs. In August 2020, the federal banking regulators issued supplemental guidance for working with borrowers as their loans near the end of their accommodation period. It is possible that in spite of our best efforts to assist our borrowers and achieve full

Union Bankshares, Inc. Page 9

collection of our investment, these deferred loans could result in future charge-offs with additional credit loss expense charged to earnings; however, the amount of any future charge-offs on deferred loans is unknown.
With the passage of the PPP, administered by the SBA, the Company assisted its customers with applications for resources through the program. PPP loans bear a mandated annual interest rate of 1.0%. The PPP was initially launched with loans having a two-year term, but subsequent revisions to the PPP allowed the maximum term be extended to five years. The majority of the Company's PPP loans were originated with the two-year term and have not been extended to five years. As of September 30, 2021, $102.1 million of PPP loans were originated of which $73.9 million have been forgiven by the SBA in accordance with the terms of the program. It is the Company’s understanding that loans funded through the PPP are fully guaranteed by the U.S. Government, subject to borrower eligibility requirements. Should those circumstances change, the Company could be required to establish additional allowance for credit losses through additional credit loss expense charged to earnings.

Note 3. Legal Contingencies
In the normal course of business, the Company is involved in various legal and other proceedings. In the opinion of management, any liability resulting from such proceedings is not expected to have a material adverse effect on the Company’s consolidated financial condition or results of operations.

Note 4. Per Share Information
The following table presents the reconciliation between the calculation of basic EPS and diluted EPS for the three and nine months ended September 30, 2021 and 2020:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in thousands, except per share data)
Net income	$3,925	$4,147	$9,792	$9,011
Weighted average common shares outstanding for basic EPS	4,485,046	4,475,145	4,482,678	4,474,061
Dilutive effect of stock-based awards	27,512	17,697	25,474	17,660
Weighted average common and potential common shares for diluted EPS	4,512,558	4,492,842	4,508,152	4,491,721
Earnings per common share:
Basic EPS	$0.87	$0.92	$2.18	$2.01
Diluted EPS	$0.87	$0.92	$2.17	$2.01
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

Union Bankshares, Inc. Page 10

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, and has issued subsequent amendments thereto, which provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022. The transition away from LIBOR is not expected to have a material impact on the Company's financial statements.

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

Note 6. Investment Securities
Debt securities AFS as of the balance sheet dates consisted of the following:

September 30, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. Government-sponsored enterprises	$30,489	$93	$(303)	$30,279
Agency mortgage-backed	119,082	770	(2,451)	117,401
State and political subdivisions	27,043	1,207	(38)	28,212
Corporate	7,828	494	(10)	8,312
Total	$184,442	$2,564	$(2,802)	$184,204

December 31, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. Government-sponsored enterprises	$6,462	$137	$(51)	$6,548
Agency mortgage-backed	61,123	1,307	(78)	62,352
State and political subdivisions	27,025	1,439	(3)	28,461
Corporate	7,817	660	(75)	8,402
Total	$102,427	$3,543	$(207)	$105,763
There were no investment securities HTM at September 30, 2021 or December 31, 2020. There were no investment securities pledged as collateral at September 30, 2021 or December 31, 2020.

Union Bankshares, Inc. Page 11

The amortized cost and estimated fair value of debt securities by contractual scheduled maturity as of September 30, 2021 were as follows:

	Amortized Cost	Fair Value
Available-for-sale	(Dollars in thousands)
Due from one to five years	$12,036	$12,343
Due from five to ten years	34,173	34,634
Due after ten years	19,151	19,826
	65,360	66,803
Agency mortgage-backed	119,082	117,401
Total debt securities available-for-sale	$184,442	$184,204

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

Information pertaining to all debt securities AFS with gross unrealized losses as of the balance sheet dates, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

September 30, 2021	Less Than 12 Months			12 Months and over			Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
		(Dollars in thousands)
U.S. Government- sponsored enterprises	13	$25,613	$(277)	12	$1,080	$(26)	25	$26,693	$(303)
Agency mortgage-backed	43	99,243	(2,345)	1	1,799	(106)	44	101,042	(2,451)
State and political subdivisions	3	2,139	(38)	—	—	—	3	2,139	(38)
Corporate	1	499	(1)	1	491	(9)	2	990	(10)
Total	60	$127,494	$(2,661)	14	$3,370	$(141)	74	$130,864	$(2,802)

December 31, 2020	Less Than 12 Months			12 Months and over			Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
		(Dollars in thousands)
U.S. Government- sponsored enterprises	15	$2,005	$(16)	8	$1,661	$(35)	23	$3,666	$(51)
Agency mortgage-backed	19	21,698	(78)	—	—	—	19	21,698	(78)
State and political subdivisions	1	575	(3)	—	—	—	1	575	(3)
Corporate	—	—	—	3	1,424	(75)	3	1,424	(75)
Total	35	$24,278	$(97)	11	$3,085	$(110)	46	$27,363	$(207)
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

The Company has the ability to hold the investment securities that had unrealized losses at September 30, 2021 and December 31, 2020 for the foreseeable future. The decline in value is the result of market conditions and not attributable to credit quality in the investment securities and no declines were deemed by management to be OTT.

The following table presents the proceeds, gross realized gains and gross realized losses from the sales of AFS securities:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in thousands)
Proceeds	$8,718	$—	$8,718	$3,076

Gross gains	27	—	27	32
Gross losses	(57)	—	(57)	(21)
Net (losses) gains on sales of investment securities AFS	$(30)	$—	$(30)	$11

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

Union Bankshares, Inc. Page 13

The composition of Net loans as of the balance sheet dates was as follows:

	September 30, 2021	December 31, 2020
	(Dollars in thousands)
Residential real estate	$225,797	$183,166
Construction real estate	73,845	57,417
Commercial real estate	322,212	320,627
Commercial	64,156	108,861
Consumer	2,614	2,601
Municipal	83,562	98,497
Gross loans	772,186	771,169
Allowance for loan losses	(8,561)	(8,271)
Net deferred loan fees	36	(146)
Net loans	$763,661	$762,752
There were 384 and 679 PPP loans totaling $28.2 million and $66.2 million classified as commercial loans as of September 30, 2021 and December 31, 2020, respectively. Deferred origination fees received from the SBA on these PPP loans totaled $1.5 million and $2.4 million at September 30, 2021 and December 31, 2020, respectively, and will be amortized over the respective lives of the loans. PPP loan origination fees of $675 thousand and $2.1 million were recognized in earnings during the three and nine months ended September 30, 2021, respectively, and $311 thousand and $545 thousand was recognized during the three and nine months ended September 30, 2020, respectively.
Qualifying residential first mortgage loans and certain commercial real estate loans with an aggregate carrying value of $225.5 million and $210.0 million were pledged as collateral for borrowings from the FHLB under a blanket lien at September 30, 2021 and December 31, 2020, respectively.
A summary of current, past due and nonaccrual loans as of the balance sheet dates follows:

September 30, 2021	Current	30-59 Days	60-89 Days	90 Days and Over and Accruing	Nonaccrual	Total
	(Dollars in thousands)
Residential real estate	$224,507	$138	$166	$43	$943	$225,797
Construction real estate	73,565	142	—	—	138	73,845
Commercial real estate	317,136	—	490	—	4,586	322,212
Commercial	63,721	435	—	—	—	64,156
Consumer	2,610	4	—	—	—	2,614
Municipal	83,562	—	—	—	—	83,562
Total	$765,101	$719	$656	$43	$5,667	$772,186

December 31, 2020	Current	30-59 Days	60-89 Days	90 Days and Over and Accruing	Nonaccrual	Total
	(Dollars in thousands)
Residential real estate	$179,794	$2,166	$211	$368	$627	$183,166
Construction real estate	57,116	70	67	143	21	57,417
Commercial real estate	317,748	1,130	—	—	1,749	320,627
Commercial	108,749	99	—	—	13	108,861
Consumer	2,595	6	—	—	—	2,601
Municipal	98,497	—	—	—	—	98,497
Total	$764,499	$3,471	$278	$511	$2,410	$771,169

There were no loans in process of foreclosure at September 30, 2021 and December 31, 2020. A moratorium on residential mortgage foreclosures instituted by the State of Vermont in April 2020 related to the COVID-19 pandemic was lifted effective

Union Bankshares, Inc. Page 14

July 15, 2021. Aggregate interest on nonaccrual loans not recognized was $492 thousand as of September 30, 2021 and $420 thousand as of December 31, 2020.

Note 8.  Allowance for Loan Losses and Credit Quality
The ALL is established for estimated losses in the loan portfolio through a provision for loan losses charged to earnings. For all loan classes, loan losses are charged against the ALL when management believes the loan balance is uncollectible or in accordance with federal guidelines. Subsequent recoveries, if any, are credited to the ALL.

The ALL is maintained at a level believed by management to be appropriate to absorb probable credit losses inherent in the loan portfolio as of the balance sheet date. The amount of the ALL is based on management's periodic evaluation of the collectability of the loan portfolio, including the nature, volume and risk characteristics of the portfolio, credit concentrations, trends in historical loss experience, estimated value of any underlying collateral, specific impaired loans and economic conditions. There was no change to the methodology used to estimate the ALL during the third quarter of 2021. While management uses available information to recognize losses on loans, future additions to the ALL may be necessary based on changes in economic conditions or other relevant factors.

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
Management increased certain economic qualitative factors utilized to estimate the ALL during the first nine months of 2020 at the onset of the COVID-19 pandemic. Due to continued indications of economic improvement and with the majority of borrowers that had executed loan modifications due to COVID-19 no longer subject to modified terms, the economic qualitative reserve factor assigned to the commercial, commercial real estate, residential, junior lien, consumer and municipal loan portfolios was decreased 5 bps during the third quarter of 2021.
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

Changes in the ALL, by class of loans, for the three and nine months ended September 30, 2021 and 2020 were as follows:

For The Three Months Ended September 30, 2021	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Balance, June 30, 2021	$2,082	$1,024	$4,111	$425	$12	$81	$770	$8,505
Provision (credit) for loan losses	(80)	(24)	(96)	(90)	3	56	231	—
Recoveries of amounts charged off	58	—	—	—	—	—	—	58
	2,060	1,000	4,015	335	15	137	1,001	8,563
Amounts charged off	—	—	—	—	(2)	—	—	(2)
Balance, September 30, 2021	$2,060	$1,000	$4,015	$335	$13	$137	$1,001	$8,561

For The Three Months Ended September 30, 2020	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Balance, June 30, 2020	$1,590	$594	$3,832	$491	$23	$79	$279	$6,888
Provision (credit) for loan losses	5	75	313	1	(4)	133	277	800
Recoveries of amounts charged off	5	—	—	—	1	—	—	6
	1,600	669	4,145	492	20	212	556	7,694
Amounts charged off	—	—	—	—	(3)	—	—	(3)
Balance, September 30, 2020	$1,600	$669	$4,145	$492	$17	$212	$556	$7,691

Union Bankshares, Inc. Page 16

For The Nine Months Ended September 30, 2021	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Balance, December 31, 2020	$1,776	$763	$4,199	$458	$15	$214	$846	$8,271
Provision (credit) for loan losses	218	237	(184)	(123)	(1)	(77)	155	225
Recoveries of amounts charged off	66	—	—	—	1	—	—	67
	2,060	1,000	4,015	335	15	137	1,001	8,563
Amounts charged off	—	—	—	—	(2)	—	—	(2)
Balance, September 30, 2021	$2,060	$1,000	$4,015	$335	$13	$137	$1,001	$8,561

For The Nine Months Ended September 30, 2020	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Balance, December 31, 2019	$1,392	$774	$3,178	$394	$23	$76	$285	$6,122
Provision (credit) for loan losses	180	(105)	1,021	98	(1)	136	271	1,600
Recoveries of amounts charged off	28	—	—	—	1	—	—	29
	1,600	669	4,199	492	23	212	556	7,751
Amounts charged off	—	—	(54)	—	(6)	—	—	(60)
Balance, September 30, 2020	$1,600	$669	$4,145	$492	$17	$212	$556	$7,691

The allocation of the ALL, summarized on the basis of the Company's impairment methodology by class of loan, as of the balance sheet dates, was as follows:

September 30, 2021	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Individually evaluated for impairment	$26	$—	$20	$—	$—	$—	$—	$46
Collectively evaluated for impairment	2,034	1,000	3,995	335	13	137	1,001	8,515
Total allocated	$2,060	$1,000	$4,015	$335	$13	$137	$1,001	$8,561

December 31, 2020	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Individually evaluated for impairment	$30	$—	$21	$7	$—	$—	$—	$58
Collectively evaluated for impairment	1,746	763	4,178	451	15	214	846	8,213
Total allocated	$1,776	$763	$4,199	$458	$15	$214	$846	$8,271

The recorded investment in loans, summarized on the basis of the Company's impairment methodology by class of loan, as of the balance sheet dates, was as follows:

September 30, 2021	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Total
	(Dollars in thousands)
Individually evaluated for impairment	$1,773	$199	$4,979	$10	$—	$—	$6,961
Collectively evaluated for impairment	224,024	73,646	317,233	64,146	2,614	83,562	765,225
Total	$225,797	$73,845	$322,212	$64,156	$2,614	$83,562	$772,186

Union Bankshares, Inc. Page 17

December 31, 2020	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Total
	(Dollars in thousands)
Individually evaluated for impairment	$1,782	$210	$2,422	$207	$—	$—	$4,621
Collectively evaluated for impairment	181,384	57,207	318,205	108,654	2,601	98,497	766,548
Total	$183,166	$57,417	$320,627	$108,861	$2,601	$98,497	$771,169

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

The following tables summarize the loan ratings applied by management to the Company's loans by class as of the balance sheet dates:

September 30, 2021	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Total
	(Dollars in thousands)
Pass	$205,820	$48,922	$161,148	$58,336	$2,608	$83,562	$560,396
Satisfactory/Monitor	16,833	24,724	155,244	5,290	6	—	202,097
Substandard	3,144	199	5,820	530	—	—	9,693
Total	$225,797	$73,845	$322,212	$64,156	$2,614	$83,562	$772,186

December 31, 2020	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Total
	(Dollars in thousands)
Pass	$166,119	$42,853	$172,048	$98,314	$2,595	$98,497	$580,426
Satisfactory/Monitor	13,756	14,319	144,784	10,116	6	—	182,981
Substandard	3,291	245	3,795	431	—	—	7,762
Total	$183,166	$57,417	$320,627	$108,861	$2,601	$98,497	$771,169

Union Bankshares, Inc. Page 18

The following tables provide information with respect to impaired loans by class of loan as of and for the three and nine months ended September 30, 2021 and September 30, 2020:

	As of September 30, 2021			For The Three Months Ended September 30, 2021		For the Nine Months Ended September 30, 2021
	Recorded Investment (1)	Principal Balance (1)	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Residential real estate	$201	$211	$26
Commercial real estate	1,596	1,766	20
With an allowance recorded	1,797	1,977	46

Residential real estate	1,572	2,056	—
Construction real estate	199	220	—
Commercial real estate	3,383	3,402	—
Commercial	10	12	—
With no allowance recorded	5,164	5,690	—

Residential real estate	1,773	2,267	26	$1,732	$95	$1,746	$172
Construction real estate	199	220	—	203	1	207	3
Commercial real estate	4,979	5,168	20	5,122	149	4,485	187
Commercial	10	12	—	11	—	100	6
Total	$6,961	$7,667	$46	$7,068	$245	$6,538	$368
____________________
(1)Does not reflect government guaranties on impaired loans as of September 30, 2021 totaling $350 thousand.

	As of September 30, 2020			For The Three Months Ended September 30, 2020		For the Nine Months Ended September 30, 2020
	Recorded Investment (1)	Principal Balance (1)	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Residential real estate	$1,805	$2,413	$33	$1,882	$19	$1,692	$47
Construction real estate	212	233	—	215	1	218	3
Commercial real estate	3,018	3,245	36	3,051	26	3,116	64
Commercial	229	233	7	240	4	264	16
Total	$5,264	$6,124	$76	$5,388	$50	$5,290	$130
____________________
(1)Does not reflect government guaranties on impaired loans as of September 30, 2020 totaling $535 thousand.

Union Bankshares, Inc. Page 19

The following table provides information with respect to impaired loans by class of loan as of December 31, 2020:

	December 31, 2020
	Recorded Investment (1)	Principal Balance (1)	Related Allowance
	(Dollars in thousands)
Residential real estate	$208	$218	$30
Commercial real estate	1,634	1,774	21
Commercial	9	11	7
With an allowance recorded	1,851	2,003	58

Residential real estate	1,574	2,182	—
Construction real estate	210	231	—
Commercial real estate	788	890	—
Commercial	198	200	—
With no allowance recorded	2,770	3,503	—

Residential real estate	1,782	2,400	30
Construction real estate	210	231	—
Commercial real estate	2,422	2,664	21
Commercial	207	211	7
Total	$4,621	$5,506	$58
____________________
(1)Does not reflect government guaranties on impaired loans as of December 31, 2020 totaling $514 thousand.

The following is a summary of TDR loans by class of loan as of the balance sheet dates:

	September 30, 2021		December 31, 2020
	Number of Loans	Principal Balance	Number of Loans	Principal Balance
	(Dollars in thousands)
Residential real estate	29	$1,773	32	$1,782
Construction real estate	2	82	2	87
Commercial real estate	4	487	6	788
Commercial	2	10	5	207
Total	37	$2,352	45	$2,864

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

The following tables provides new TDR activity for the three and nine months ended September 30, 2021 and 2020:

	New TDRs During the			New TDRs During the
	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(Dollars in thousands)
Residential real estate	2	$445	$445	2	$445	$445

Union Bankshares, Inc. Page 20

	New TDRs During the			New TDRs During the
	Three Months Ended September 30, 2020			Nine Months Ended September 30, 2020
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(Dollars in thousands)
Residential real estate	2	$54	$56	8	$547	$549
There were no TDR loans modified within the previous twelve months that subsequently defaulted during the three and nine months ended September 30, 2021 or 2020. TDR loans are considered defaulted at 90 days past due.
In March 2020, the federal banking agencies issued guidance, confirmed by the FASB, that certain short-term modifications made to loans to borrowers affected by the COVID-19 pandemic and government shutdown orders would not be considered TDRs under specified circumstances (See Notes 2 and 5). Through September 30, 2021, the Company had executed modifications under this guidance on outstanding loan balances of $145.6 million that carried accrued interest of $926 thousand. Of the total modifications executed, outstanding loan balances of $748 thousand remained subject to modified terms and carried accrued interest of $34 thousand as of September 30, 2021. The Company intends to continue to follow the guidance of the banking regulators in making TDR determinations.

At September 30, 2021 and December 31, 2020, the Company was not committed to lend any additional funds to borrowers whose loans were nonperforming, impaired or restructured.

Note 9.  Stock Based Compensation
Under the Union Bankshares, Inc. 2014 Equity Incentive Plan, 50,000 shares of the Company’s common stock were reserved for equity awards of incentive stock options, nonqualified stock options, restricted stock and RSUs to eligible officers and (except for awards of incentive stock options) nonemployee directors. Shares available for issuance of awards under the 2014 Equity Plan consist of unissued shares of the Company’s common stock and/or shares held in treasury. As of September 30, 2021, there were outstanding grants of RSUs and incentive stock options under the 2014 Equity Plan with respect to an aggregate of 27,044 shares of common stock.

RSUs. Each outstanding RSU represents the right to receive one share of the Company's common stock upon satisfaction of applicable vesting conditions. The general terms of the awards are described in the Company's 2020 Annual Report. Prior to vesting, the RSUs do not earn dividends or dividend equivalents, nor do they bear any voting rights.
The following table summarizes the RSUs awarded to Company executives in 2019, 2020 and 2021, and the number of such RSUs remaining unvested as of September 30, 2021:

	Number of RSUs Granted	Weighted Average Grant Date Fair Value	Number of Unvested RSUs
2019 Award	3,734	$47.75	500
2020 Award	8,918	36.26	5,139
2021 Award	17,685	26.73	17,685
Total	30,337		23,324
Unrecognized compensation expense related to the unvested RSUs as of September 30, 2021 was $319 thousand and was $209 thousand as of December 31, 2020.
On May 19, 2021, the Company's board of directors, as a component of total director compensation, granted an aggregate of 1,220 RSUs to the Company's non-employee directors. Each RSU represents the right to receive one share of the Company's common stock upon satisfaction of applicable vesting conditions. The RSUs will vest in May 2022, subject to continued board service through the vesting date, other than in the case of the director's death or disability. Prior to vesting, the RSUs do not earn dividends or dividend equivalents, nor do they bear any voting rights. Unrecognized director compensation expense related to the unvested RSUs as of September 30, 2021 was $27 thousand.
Stock options. As of September 30, 2021, 2,500 incentive stock options granted in December 2014 under the 2014 Equity Plan remained outstanding and exercisable and will expire in December 2021. The intrinsic value of those options was $20 thousand as of September 30, 2021. During the nine months ended September 30, 2021, 2,000 incentive stock options under the 2014

Union Bankshares, Inc. Page 21

Equity Plan were exercised. There was no unrecognized compensation expense related to the remaining options as of September 30, 2021.

Note 10. Subordinated Debentures and Notes
In August 2021, the Company completed the private placement of $16.5 million in aggregate principal amount of fixed-to-floating rate subordinated notes due 2031 (the "Notes") to certain qualified institutional buyers and accredited investors. The Notes will initially bear interest, payable semi-annually, at the rate of 3.25% per annum, until September 1, 2026. From and including September 1, 2026, the interest rate applicable to the outstanding principal amount due will reset quarterly to the then current three-month secured overnight financing rate (SOFR) plus 263 basis points. The Company may, at its option, beginning with the interest payment date of September 1, 2026 but not generally prior thereto, and on any scheduled interest payment date thereafter, redeem the Notes, in whole or in part. The Notes have been structured to qualify as Tier 2 capital instruments for the Company under bank regulatory guidelines.
The Company used the proceeds to provide additional capital support to the Company's wholly-owned subsidiary, Union Bank, to support growth and for other general corporate purposes.
At September 30, 2021, the unamortized issuance costs of the Notes were $336 thousand. For the three and nine months ended September 30, 2021, $3 thousand in issuance costs were recorded in interest expense. The Notes are presented net of unamortized issuance costs in the consolidated balance sheets.

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

As of the balance sheet dates, the components of Accumulated OCI, net of tax, were:

	September 30, 2021	December 31, 2020
	(Dollars in thousands)
Net unrealized (losses) gains on investment securities AFS	$(188)	$2,636
The following tables disclose the tax effects allocated to each component of OCI for the three and nine months ended September 30:

	Three Months Ended
	September 30, 2021			September 30, 2020
	Before-Tax Amount	Tax Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax Benefit	Net-of-Tax Amount
Investment securities AFS:	(Dollars in thousands)
Net unrealized holding losses arising during the period on investment securities AFS	$(1,535)	$322	$(1,213)	$(157)	$33	$(124)
Reclassification adjustment for net losses on investment securities AFS realized in net income	30	(6)	24	—	—	—
Total other comprehensive loss	$(1,505)	$316	$(1,189)	$(157)	$33	$(124)

Union Bankshares, Inc. Page 22

	Nine Months Ended
	September 30, 2021			September 30, 2020
	Before-Tax Amount	Tax Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax Expense	Net-of-Tax Amount
Investment securities AFS:	(Dollars in thousands)
Net unrealized holding (losses) gains arising during the period on investment securities AFS	$(3,604)	$756	$(2,848)	$2,045	$(429)	$1,616
Reclassification adjustment for net losses (gains) on investment securities AFS realized in net income	30	(6)	24	(11)	2	(9)
Total other comprehensive (loss) income	$(3,574)	$750	$(2,824)	$2,034	$(427)	$1,607

The following table discloses information concerning reclassification adjustments from OCI for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended		Nine Months Ended
Reclassification Adjustment Description	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020	Affected Line Item in Consolidated Statement of Income
	(Dollars in thousands)
Investment securities AFS:
Net losses (gains) on investment securities AFS	30	—	$30	$(11)	Net (losses) gains on sales of investment securities available-for-sale
Tax (benefit) expense	(6)	—	(6)	2	Provision for income taxes
Total reclassifications	$24	$—	$24	$(9)	Net income

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

Union Bankshares, Inc. Page 23

Assets measured at fair value on a recurring basis at September 30, 2021 and December 31, 2020, segregated by fair value hierarchy level, are summarized below:

	Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2021:	(Dollars in thousands)
Debt securities AFS:
U.S. Government-sponsored enterprises	$30,279	$2,896	$27,383	$—
Agency mortgage-backed	117,401	—	117,401	—
State and political subdivisions	28,212	—	28,212	—
Corporate	8,312	—	8,312	—
Total debt securities	$184,204	$2,896	$181,308	$—

Other investments:
Mutual funds	$1,183	$1,183	$—	$—

December 31, 2020:
Debt securities AFS:
U.S. Government-sponsored enterprises	$6,548	$—	$6,548	$—
Agency mortgage-backed	62,352	—	62,352	—
State and political subdivisions	28,461	—	28,461	—
Corporate	8,402	—	8,402	—
Total debt securities	$105,763	$—	$105,763	$—

Other investments:
Mutual funds	$1,047	$1,047	$—	$—
There were no transfers in or out of Levels 1 and 2 during the three and nine months ended September 30, 2021 or the year ended December 31, 2020, nor were there any Level 3 assets at any time during either period. Certain other assets and liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Assets and liabilities measured at fair value on a nonrecurring basis in periods after initial recognition, such as collateral-dependent impaired loans, MSRs and OREO, were not considered material at September 30, 2021 or December 31, 2020. The Company has not elected to apply the fair value method to any financial assets or liabilities other than those situations where other accounting pronouncements require fair value measurements.

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

Union Bankshares, Inc. Page 24

As of the balance sheet dates, the estimated fair values and related carrying amounts of the Company's significant financial instruments were as follows:

	September 30, 2021
	Fair Value Measurements
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$120,081	$120,081	$120,081	$—	$—
Interest bearing deposits in banks	12,201	12,203	—	12,203	—
Investment securities	185,387	185,387	4,079	181,308	—
Loans held for sale	17,821	18,124	—	18,124	—
Loans, net
Residential real estate	223,748	227,202	—	—	227,202
Construction real estate	72,848	73,098	—	—	73,098
Commercial real estate	317,211	319,836	—	—	319,836
Commercial	63,824	62,986	—	—	62,986
Consumer	2,601	2,580	—	—	2,580
Municipal	83,429	83,726	—	—	83,726
Accrued interest receivable	2,998	2,998	—	554	2,444
Nonmarketable equity securities	1,164	N/A	N/A	N/A	N/A
Financial liabilities
Deposits
Noninterest bearing	$252,940	$252,940	$252,940	$—	$—
Interest bearing	680,438	680,438	680,438	—	—
Time	107,266	107,510	—	107,510	—
Borrowed funds
Long-term	7,000	7,276	—	7,276	—
Subordinated debentures and notes	16,164	16,164	—	16,164	—
Accrued interest payable	105	105	—	105	—

Union Bankshares, Inc. Page 25

	December 31, 2020
	Fair Value Measurements
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$122,771	$122,771	$122,771	$—	$—
Interest bearing deposits in banks	12,699	12,699	—	12,699	—
Investment securities	106,810	106,810	1,047	105,763	—
Loans held for sale	32,188	33,437	—	33,437	—
Loans, net
Residential real estate	181,355	185,890	—	—	185,890
Construction real estate	56,643	56,882	—	—	56,882
Commercial real estate	315,522	324,085	—	—	324,085
Commercial	108,382	106,358	—	—	106,358
Consumer	2,586	2,557	—	—	2,557
Municipal	98,264	98,973	—	—	98,973
Accrued interest receivable	4,129	4,129	—	446	3,683
Nonmarketable equity securities	1,150	N/A	N/A	N/A	N/A
Financial liabilities
Deposits
Noninterest bearing	$215,245	$215,245	$215,245	$—	$—
Interest bearing	637,369	637,369	637,369	—	—
Time	141,688	142,605	—	142,605	—
Borrowed funds
Long-term	7,164	7,585	—	7,585	—
Accrued interest payable	108	108	—	108	—
The carrying amounts in the preceding tables are included in the consolidated balance sheets under the applicable captions. Accrued interest receivable and nonmarketable equity securities are included in Other assets in the consolidated balance sheets.

Note 13. Subsequent Events
Subsequent events represent events or transactions occurring after the balance sheet date but before the financial statements are issued. Financial statements are considered “issued” when they are widely distributed to shareholders and others for general use and reliance in a form and format that complies with GAAP. Events occurring subsequent to September 30, 2021 have been evaluated as to their potential impact to the consolidated financial statements.
On October 20, 2021, the Company declared a regular quarterly cash dividend of $0.33 per share, payable November 4, 2021, to stockholders of record on October 30, 2021.

Union Bankshares, Inc. Page 26

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
GENERAL
The following discussion and analysis focuses on those factors that, in management's view, had a material effect on the financial position of the Company as of September 30, 2021 and December 31, 2020, and its results of operations for the three and nine months ended September 30, 2021 and 2020. This discussion is being presented to provide a narrative explanation of the consolidated financial statements and should be read in conjunction with the consolidated financial statements and related notes and with other financial data appearing elsewhere in this filing and with the Company's 2020 Annual Report. In the opinion of the Company's management, the interim unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments and disclosures necessary to fairly present the Company's consolidated financial position and results of operations for the interim periods presented. Management is not aware of the occurrence of any events after September 30, 2021 which would materially affect the information presented.
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

OVERVIEW
In August 2021, the Company completed the private placement of $16.5 million in aggregate principal amount of fixed-to-floating rate subordinated notes due 2031 (the Notes) to certain qualified institutional buyers and accredited investors. The Notes will initially bear interest, payable semi-annually, at the rate of 3.25% per annum, until September 1, 2026. From and including September 1, 2026, the interest rate applicable to the outstanding principal amount due will reset quarterly to the then current three-month secured overnight financing rate (SOFR) plus 263 basis points. The Company may, at its option, beginning with the interest payment date of September 1, 2026 but not generally prior thereto, and on any scheduled interest payment date thereafter, redeem the Notes, in whole or in part.
The Company used the proceeds to provide additional capital to Union to support its growth and for other general corporate purposes.

Union Bankshares, Inc. Page 28

Consolidated net income decreased $222 thousand, or 5.4%, to $3.9 million for the third quarter of 2021 compared to $4.1 million for the third quarter of 2020 due to the combined effect of an increase in net interest income of $1.0 million and a decrease in the provision for loan losses of $800 thousand, partially offset by a decrease in noninterest income of $1.3 million and increases of $553 thousand in noninterest expenses and $123 thousand in income tax expense.
Net interest income increased $3.0 million, or 12.8%, to $26.5 million for the nine months ended September 30, 2021, compared to $23.5 million for the nine months ended September 30, 2020. Interest income increased $1.8 million primarily due to higher volumes of earning assets despite lower yields, and recognition of higher fee income from PPP loans for the first nine months of 2021 compared to the same period in 2020. Interest expense was $2.8 million for the nine months ended September 30, 2021 compared to $4.0 million for the nine months ended September 30, 2020, reflecting lower rates paid on deposits despite an increase in interest-bearing liabilities between periods of $113.9 million.
The provision for loan losses was $225 thousand for the nine months ended September 30, 2021 compared to $1.6 million for the same period in 2020. The provision for loan losses was higher for the three and nine months ended September 30, 2020 due to management's adjustment to the economic qualitative factors utilized to estimate the allowance for loan losses due to the economic uncertainty at the onset of the COVID-19 pandemic. There were no changes to the methodology for calculating the allowance for loan losses during either of the nine month comparison periods.
Total noninterest income amounted to $10.0 million for the nine months ended September 30, 2021 compared to $11.0 million for the nine months ended September 30, 2020, a decrease of $1.1 million, or 9.6%. The decrease is primarily due to a decrease in sales of qualifying residential loans. There were $164.2 million in residential loan sales with net gains of $4.0 million for the nine months ended September 30, 2021, compared to residential loan sales of $187.5 million with net gains of $5.4 million for the same period in 2020. The decrease in the volume of loan sales reflects management's decision to slow sales in the first quarter of 2021 to utilize some excess liquidity and increase interest income on loans.
Total noninterest expenses were $24.4 million for the nine months ended September 30, 2021, compared to $22.3 million for the same period in 2020. Increases of $886 thousand in salaries and wages, $147 thousand in employee benefits, $276 thousand in equipment expenses, $785 thousand in other expenses and $18 thousand in occupancy expenses, occurred between the nine month comparison periods of 2021 and 2020.
At September 30, 2021, the Company had total consolidated assets of $1.16 billion, including gross loans and loans held for sale (total loans) of $790.0 million, deposits of $1.04 billion, borrowed funds of $7.0 million, subordinated debt of $16.2 million and stockholders' equity of $83.7 million.
As of September 30, 2021, Union had originated a combined total of $102.1 million in PPP loans since inception of the program in 2020. As of September 30, 2021, $73.9 million in PPP loans had been forgiven by the SBA. Union's borrowers have received 100% forgiveness on all applications submitted to date. Interest income and origination fees from PPP loans were $777 thousand and $2.5 million for the three and nine months ended September 30, 2021, respectively. As of September 30, 2021, there was $1.2 million remaining in PPP origination fee income to be recognized in future periods.
The Company's total capital increased from $80.9 million at December 31, 2020 to $83.7 million at September 30, 2021. This increase primarily reflects net income of $9.8 million for the first nine months of 2021, offset by decreases of $2.8 million in accumulated other comprehensive income and regular cash dividends declared of $4.4 million. (See Capital Resources on page 44.)

Union Bankshares, Inc. Page 29

The following unaudited per share information and key ratios depict several measurements of performance or financial condition at or for the three and nine months ended September 30, 2021 and 2020, respectively:

	Three Months Ended or At September 30,		Nine Months Ended or At September 30,
	2021	2020	2021	2020
Return on average assets (1)	1.39%	1.68%	1.17%	1.29%
Return on average equity (1)	18.50%	21.50%	15.93%	16.09%
Net interest margin (1)(2)	3.44%	3.57%	3.39%	3.66%
Efficiency ratio (3)	63.47%	57.85%	66.30%	63.93%
Net interest spread (4)	3.35%	3.42%	3.27%	3.49%
Loan to deposit ratio	75.92%	87.78%	75.92%	87.78%
Net loan charge-offs to average loans not held for sale (1)	(0.03)%	—%	(0.01)%	0.01%
Allowance for loan losses to loans not held for sale	1.11%	1.00%	1.11%	1.00%
Nonperforming assets to total assets (5)	0.50%	0.34%	0.50%	0.34%
Equity to assets	7.23%	7.77%	7.23%	7.77%
Total capital to risk weighted assets	16.16%	13.65%	16.16%	13.65%
Book value per share	$18.67	$17.52	$18.67	$17.52
Basic earnings per share	$0.87	$0.92	$2.18	$2.01
Diluted earnings per share	$0.87	$0.92	$2.17	$2.01
Dividends paid per share	$0.33	$0.32	$0.99	$0.96
Dividend payout ratio (6)	37.93%	34.78%	45.41%	47.76%
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
The fed funds target range remains at 0% to 0.25% since the reductions made by the Federal Open Market Committee (FOMC) in March 2020. The most recent meeting of the FOMC, held on November 3, 2021, indicated that this low target range will remain in effect, but they are committed to using its full range of tools to support the economy. The FOMC also decided to begin tapering net asset purchases in November and is prepared to adjust the pace of purchases if warranted by changes in the economic outlook.
The average yield on average earning assets was 3.70% for the three months ended September 30, 2021 compared to 4.07% for the three months ended September 30, 2020, a decrease of 37 bps despite an increase in average earning assets of $139.3 million. The prolonged low interest rate environment continues to put downward pressure on asset yields. Interest income on investment securities increased $200 thousand between the three month comparison periods due to an increase in the average balances of $71.7 million, despite a decrease of 55 bps in the average yield. The average balance of PPP loans was $39.8 million for the three months ended September 30, 2021 with an average yield of 7.74%, which takes into account the 1.0% interest charged on PPP loans and related fee income recognized during the three months ended September 30, 2021. Interest

Union Bankshares, Inc. Page 30

income on loans, excluding PPP loans, increased $22 thousand between three month comparison periods due to an increase in the average volume of loans outstanding of $25.7 million, partially offset by a decrease of 18 bps in the average yield.
Interest expense for the third quarter of 2021 decreased $452 thousand compared to the third quarter of 2020 due to lower rates paid on customer deposit accounts, despite increases in average deposit balances of $78.7 million. The increase in average balances is due to an increase in the money supply from proceeds of PPP loans, government stimulus payments, and other economic recovery payments. The average rate paid on interest bearing liabilities decreased 30 bps, to 0.35% for the third quarter of 2021 compared to 0.65% for the third quarter of 2020. The average rates paid on interest bearing checking accounts and savings and money market accounts decreased 10 bps and 27 bps, respectively, between the third quarter comparison periods. The Company decreased interest rates paid on deposit accounts early in 2021 and implemented a tiered rate structure in these accounts which has remained in place as of September 30, 2021. The decreases in these interest rates resulted in decreases in interest expense of $26 thousand on interest bearing checking accounts and $201 thousand on savings and money market accounts between the three month comparison periods. Interest expense on time deposits decreased $279 thousand due to decreases in the average volume of $32.5 million and 64 bps in the average rate paid during the third quarter of 2021 compared to the same period in 2020. Management believes that the decrease in the average volume is due to customers transferring proceeds from matured CDs into non-maturity deposits in hopes of obtaining higher yields in future periods. The remaining higher rate paying CD specials offered in prior years matured in the third quarter of 2021. Higher customer deposit balances reduced reliance on wholesale funding, as evidenced by decreases between the three month comparison periods of $2.4 million in the average outstanding balance of borrowed funds and $2 thousand in related interest expense. The issuance of subordinated debt resulted in an average balance of $8.2 million for the third quarter of 2021 and an average rate of 2.71% and interest expense of $56 thousand.
The net interest spread decreased 7 bps to 3.35% for the third quarter of 2021, from 3.42% for the same period last year, reflecting the net effect of the 30 bps decrease in the average rate paid on interest bearing liabilities and the 37 bps decrease in the average yield earned on interest earning assets between periods. The net interest margin decreased 13 bps during the third quarter of 2021 compared to the same period last year as a result of the changes discussed above.
Net interest income was $26.5 million, on a fully tax equivalent basis for the nine months ended September 30, 2021 compared to $23.5 million for the nine months ended September 30, 2020, an increase of $3.0 million, or 12.8%. The average volume of earning assets increased $185.6 million and the average yield on earning assets decreased 53 bps to 3.74% compared to 4.27% for the comparison period. Interest income on investment securities increased $324 thousand between the nine month comparison periods due to an increase in the average balances of $58.2 million, despite a decrease of 71 bps in the average yield. Average loans, excluding PPP loans, increased $55.4 million, or 7.90%, to $756.7 million for the nine months ended September 30, 2021. Despite an increase in the average loan volume, interest income on loans decreased $88 thousand between periods, due to the decrease in the average yield. As discussed above, the current interest rate environment and competition for quality loans continues to put downward pressure on loan yields. The average balance of PPP loans for the nine months ended September 30, 2021 was $60.4 million with an average yield of 5.57% compared to $40.1 million with an average yield of 2.84% for the nine months ended September 30, 2020. As mentioned above, the average yield on PPP loans includes the interest earned at 1.0% on the loan as well as origination fee income recognized during the respective periods.
The average cost of funds, which is tied primarily to customer deposit accounts, decreased 31 bps to 0.47% for the nine months ended September 30, 2021 compared to 0.78% for the nine months ended September 30, 2020. Interest expense decreased $1.2 million, to $2.8 million for the nine months ended September 30, 2021 compared to $4.0 million for the nine months ended September 30, 2020. The decrease in interest expense was primarily due to lower rates paid on interest bearing liabilities despite an increase in average balances of $113.9 million between periods. Should the low interest rate environment persist, management expects further reduction in the average cost of funds in future periods due to further lowering of interest rates on time deposit and savings account products. The issuance of subordinated debt during the third quarter of 2021 resulted in an average balance of $3.3 million for the nine months ended September 30, 2021 and an average rate of 2.28% and interest expense of $56 thousand.
The net interest spread decreased 22 bps to 3.27% for the nine months ended September 30, 2021, from 3.49% for the same period last year, reflecting the net effect of the 31 bps decrease in the average rate paid on interest bearing liabilities and the 53 bps decrease in the average yield earned on interest earning assets between periods. The net interest margin decreased 27 bps for the nine months ended September 30, 2021 compared to the same period last year as a result of the changes discussed above.

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

	Three Months Ended September 30,
	2021			2020
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Average Assets:
Federal funds sold and overnight deposits	$100,760	$34	0.13%	$33,783	$7	0.08%
Interest bearing deposits in banks	12,423	34	1.06%	9,459	41	1.71%
Investment securities (1), (2)	156,845	665	1.78%	85,122	465	2.33%
PPP loans, net (3)	39,791	776	7.74%	67,845	486	2.85%
Loans, net (1), (4)	755,048	8,339	4.41%	729,336	8,317	4.59%
Nonmarketable equity securities	1,164	4	1.36%	1,150	27	9.34%
Total interest earning assets (1)	1,066,031	9,852	3.70%	926,695	9,343	4.07%
Cash and due from banks	5,008			4,927
Premises and equipment	21,668			20,384
Other assets	36,364			36,597
Total assets	$1,129,071			$988,603
Average Liabilities and Stockholders' Equity:
Interest bearing checking accounts	$258,877	135	0.21%	$202,751	161	0.31%
Savings/money market accounts	406,460	285	0.28%	351,455	486	0.55%
Time deposits	111,601	175	0.62%	144,071	454	1.26%
Borrowed funds and other liabilities	7,070	55	3.06%	9,497	57	2.36%
Subordinated debentures and notes	8,166	56	2.71%	—	—	—%
Total interest bearing liabilities	792,174	706	0.35%	707,774	1,158	0.65%
Noninterest bearing deposits	242,283			193,145
Other liabilities	9,729			10,517
Total liabilities	1,044,186			911,436
Stockholders' equity	84,885			77,167
Total liabilities and stockholders’ equity	$1,129,071			$988,603
Net interest income		$9,146			$8,185
Net interest spread (1)			3.35%			3.42%
Net interest margin (1)			3.44%			3.57%

Union Bankshares, Inc. Page 32

	Nine Months Ended September 30,
	2021			2020
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Average Assets:
Federal funds sold and overnight deposits	$81,235	$67	0.11%	$34,025	$71	0.28%
Interest bearing deposits in banks	13,322	105	1.05%	7,985	122	2.03%
Investment securities (1), (2)	143,622	1,830	1.78%	85,437	1,506	2.49%
PPP loans, net (3)	60,420	2,519	5.57%	40,092	854	2.84%
Loans (excluding PPP loans), net (1), (4)	756,748	24,717	4.41%	701,318	24,805	4.78%
Nonmarketable equity securities	1,156	12	1.43%	2,011	87	5.79%
Total interest earning assets (1)	1,056,503	29,250	3.74%	870,868	27,445	4.27%
Cash and due from banks	4,926			5,214
Premises and equipment	21,169			20,562
Other assets	36,891			35,630
Total assets	$1,119,489			$932,274
Average Liabilities and Stockholders' Equity:
Interest bearing checking accounts	$247,455	438	0.24%	$188,286	534	0.38%
Savings/money market accounts	414,082	1,343	0.43%	316,742	1,662	0.70%
Time deposits	121,639	785	0.86%	145,574	1,466	1.35%
Borrowed funds and other liabilities	7,133	164	3.03%	29,035	314	1.42%
Subordinated debentures and notes	3,266	56	2.28%	—	—	—%
Total interest bearing liabilities	793,575	2,786	0.47%	679,637	3,976	0.78%
Noninterest bearing deposits	234,243			167,845
Other liabilities	9,686			10,113
Total liabilities	1,037,504			857,595
Stockholders' equity	81,985			74,679
Total liabilities and stockholders’ equity	$1,119,489			$932,274
Net interest income		$26,464			$23,469
Net interest spread (1)			3.27%			3.49%
Net interest margin (1)			3.39%			3.66%
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

Union Bankshares, Inc. Page 33

Tax exempt interest income amounted to $452 thousand and $667 thousand for the three months ended September 30, 2021 and 2020, respectively and $1.7 million and $2.0 million for the 2021 and 2020 nine month comparison periods, respectively. The following table presents the effect of tax exempt income on the calculation of net interest income, using a marginal federal corporate income tax rate of 21% for the 2021 and 2020 three and nine month comparison periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in thousands)
Net interest income, as presented	$9,146	$8,185	$26,464	$23,469
Effect of tax-exempt interest
Investment securities	31	31	92	91
Loans	59	96	239	287
Net interest income, tax equivalent	$9,236	$8,312	$26,795	$23,847

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
•changes in rate (change in rate multiplied by prior volume); and
•total change in rate and volume.
Changes attributable to both rate and volume have been allocated proportionately to the change due to volume and the change due to rate.

	Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020 Increase/(Decrease) Due to Change In			Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020 Increase/(Decrease) Due to Change In
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in thousands)
Interest earning assets:
Federal funds sold and overnight deposits	$21	$6	$27	$58	$(62)	$(4)
Interest bearing deposits in banks	11	(18)	(7)	58	(75)	(17)
Investment securities	344	(144)	200	878	(554)	324
PPP loans, net	(269)	559	290	575	1,090	1,665
Loans (excluding PPP loans), net	322	(300)	22	1,916	(2,004)	(88)
Nonmarketable equity securities	—	(23)	(23)	(27)	(48)	(75)
Total interest earning assets	$429	$80	$509	$3,458	$(1,653)	$1,805
Interest bearing liabilities:
Interest bearing checking accounts	$37	$(63)	$(26)	$139	$(235)	$(96)
Savings/money market accounts	68	(269)	(201)	423	(742)	(319)
Time deposits	(86)	(193)	(279)	(215)	(466)	(681)
Borrowed funds	(16)	14	(2)	(340)	190	(150)
Subordinated debentures and notes	56	—	56	56	—	56
Total interest bearing liabilities	$59	$(511)	$(452)	$63	$(1,253)	$(1,190)
Net change in net interest income	$370	$591	$961	$3,395	$(400)	$2,995

Provision for Loan Losses. There was no provision for loan losses recorded for the three months ended September 30, 2021 and $225 thousand recorded for the nine months ended September 30, 2021, compared to $800 thousand and $1.6 million for the three and nine months ended September 30, 2020, respectively. The higher provision in both 2020 comparison periods resulted from management's adjustment to the economic qualitative factors utilized to estimate the allowance for loan losses due to the economic disruption related to the COVID-19 pandemic impacting Union's borrowers. The provision for loan losses

Union Bankshares, Inc. Page 34

for the first nine months of 2021 was deemed appropriate by management based on the size and mix of the loan portfolio, the level of nonperforming loans, the results of the qualitative factor review and prevailing economic conditions. For further details, see FINANCIAL CONDITION- Allowance for Loan Losses and Asset Quality below.
Noninterest Income. The following table sets forth the components of noninterest income and changes between the three and nine month comparison periods of 2021 and 2020:

	For The Three Months Ended September 30,				For the Nine Months Ended September 30,
	2021	2020	$ Variance	% Variance	2021	2020	$ Variance	% Variance
	(Dollars in thousands)
Trust income	$216	$173	$43	24.9	$599	$524	$75	14.3
Service fees	1,720	1,539	181	11.8	4,824	4,320	504	11.7
Net gains on sales of loans held for sale	1,929	3,315	(1,386)	(41.8)	3,974	5,354	(1,380)	(25.8)
Income from Company-owned life insurance	76	82	(6)	(7.3)	214	241	(27)	(11.2)
Income from MSRs, net	256	297	(41)	(13.8)	210	376	(166)	(49.1)
Other income	35	26	9	34.6	112	74	38	51.4
Net (losses) gains on other investments	(1)	76	(77)	(101.3)	58	114	(56)	(49.1)
Net (losses) gains on sales of investment securities AFS	(30)	—	(30)	—	(30)	11	(41)	(372.7)
Total noninterest income	$4,201	$5,508	$(1,307)	(23.7)	$9,961	$11,014	$(1,053)	(9.6)
The significant changes in noninterest income for the three and nine months ended September 30, 2021 compared to the same periods of 2020 are described below:
•Trust income. Trust income increased as dollars in managed fiduciary accounts grew between September 30, 2021 and 2020, aided by the improvement in the stock market.
•Service fees. Service fees increased $181 thousand for the three months ended September 30, 2021, compared to the same period of 2020 primarily due to increases of $25 thousand in overdraft fee income, $77 thousand in ATM network fees, $32 thousand in loan servicing fee income, and $40 thousand in merchant program fee income. Service fees increased $504 thousand for the nine months ended September 30, 2021 primarily due to increases of $323 thousand in ATM network fees, $81 thousand in loan servicing fee income, and $90 thousand in merchant program fee income.
•Net gains on sales of loans held for sale. The Company mitigates long-term interest rate risk by selling qualifying residential loans to the secondary market. Management reduced the volume of loan sales in 2021 compared to 2020 in order to utilize some of Union's excess liquidity. Residential loans totaling $79.1 million and $164.2 million were sold during the three and nine months ended September 30, 2021, respectively, compared to sales of $89.8 million and $187.7 million during the same periods in 2020, respectively. The decrease of $1.4 million in net gains on sales of loans held for sale for the three and nine month comparison periods is reflective of the lower sales volumes and lower premiums obtained on those sales.
•Income from Company-owned life insurance. The decrease in income for the three and nine months ended September 30, 2021 was due to lower yields earned on the underlying life insurance policies.
•Income from MSRs, net. Income from MSRs is derived from servicing rights acquired through the sale of loans where servicing is retained. Capitalized servicing rights are initially recorded at fair value and amortized in proportion to, and over the period of, the future estimate of servicing the underlying mortgages. The decrease in the volume of sales of residential loans for the three and nine months ended September 30, 2021, resulted in a decease in income of $41 thousand and $166 thousand, respectively, compared to the same periods in 2020.
•Other income. The increase in Other income during the comparison periods is reflective of $6 thousand and $25 thousand in prepayment penalties received from the early payoff of loans during the three and nine months ended September 30, 2021, respectively.
•Net (losses) gains on other investments. Participants in the 2020 Amended and Restated Nonqualified Excess Plan (the "2020 Deferred Compensation Plan") elect to defer receipt of current compensation from the Company or its subsidiary and select designated reference investments consisting of investment funds. The performance of those funds, over which the Company has no control, resulted in net losses of $1 thousand and net gains of $58 thousand for the three and nine

Union Bankshares, Inc. Page 35

months ended September 30, 2021, respectively, compared to net gains of $76 thousand and $114 thousand for the same periods in 2020.
Noninterest Expense. The following table sets forth the components of noninterest expense and changes between the three and nine month comparison periods ended September 30, 2021 and 2020:

	For The Three Months Ended September 30,				For the Nine Months Ended September 30,
	2021	2020	$ Variance	% Variance	2021	2020	$ Variance	% Variance
	(Dollars in thousands)
Salaries and wages	$3,918	$3,718	$200	5.4	$10,554	$9,668	$886	9.2
Employee benefits	1,192	1,204	(12)	(1.0)	3,564	3,417	147	4.3
Occupancy expense, net	425	420	5	1.2	1,429	1,411	18	1.3
Equipment expense	872	770	102	13.2	2,542	2,266	276	12.2
Professional fees	191	185	6	3.2	709	526	183	34.8
FDIC insurance assessment	221	121	100	82.6	577	328	249	75.9
Other loan related expenses	94	98	(4)	(4.1)	302	243	59	24.3
Vermont franchise tax	249	193	56	29.0	712	552	160	29.0
ATM and debit card expense	243	198	45	22.7	664	616	48	7.8
Electronic banking expense	96	83	13	15.7	285	245	40	16.3
Other losses	49	13	36	276.9	74	36	38	105.6
Other expenses	998	992	6	0.6	2,978	2,970	8	0.3
Total noninterest expense	$8,548	$7,995	$553	6.9	$24,390	$22,278	$2,112	9.5

The significant changes in noninterest expense for the three and nine months ended September 30, 2021 compared to the same periods in 2020 are described below:
•Salaries and wages. The increases in salaries and wages of $200 thousand and $886 thousand for the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020 were primarily due to the deferral of loan origination costs in 2020 in addition to annual increases in employee's salaries and wages in 2021 and an increase in the accrual amounts for the annual incentive plan payments. Also, the number of full time equivalent employees has increased from 196 at September 30, 2020 to 199 as of September 30, 2021. Salaries and wages are reduced by deferred loan origination costs at the time of origination. Deferred loan origination costs reduced salaries and wages by $70 thousand for the nine months ended September 30, 2021, compared to $445 thousand for the same period in 2020. The lower deferred loan origination costs for 2021 compared to 2020 is primarily attributable to the forgiveness of PPP loans during 2021. Additionally, $39 thousand was accrued for a one-time incentive that will be paid to employees who have received the COVID-19 vaccination.
•Employee benefits. Employee benefit expense decreased $12 thousand and increased $147 thousand for the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020. The quarterly adjustment in the value of the underlying assets supporting the 2020 Deferred Compensation Plan decreased $80 thousand and $63 thousand for the three and nine months ended September 30, 2021, respectively, and payroll taxes decreased $4 thousand and $39 thousand during the same periods, respectively. These decreases were offset by increases in the costs associated with the Company's medical and dental plans of $51 thousand and $176 thousand for the three and nine months ended September 30, 2021, respectively, and in 401k contributions of $21 thousand and $73 thousand for the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020.
•Equipment expense. Equipment expenses increased between periods primarily due to increases of $114 thousand and $284 thousand in software license and maintenance costs for the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020.
•Professional fees. During the first nine months of 2021, additional consultants were engaged to assist with employment searches and other advisory services that were not utilized in 2020, resulting in increases of $6 thousand for the three months ended September 30, 2021, and $183 thousand for the nine months ended September 30, 2021, compared to the same periods in 2020.

Union Bankshares, Inc. Page 36

•FDIC insurance assessment. The deposit insurance assessment base and assessment rate both increased for the three and nine months ended September 30, 2021 compared to the 2020 comparison periods, resulting in an increase in expense for both periods.
•Other loan related expenses. Other loan related expenses consist of other costs incurred for originating and servicing loans such as insurance and property tax tracking expenses, credit report fees, and other real estate closing costs. These expenses increased for the nine months ended September 30, 2021 compared to the same period in 2020 due to the increase in loan volumes throughout the Company's market areas.
•Vermont franchise tax. The increase in expense between the three and nine month comparison periods of 2020 and 2021 is due to the increase in average deposit balances for customer accounts allocated to Vermont.
•ATM and debit card expense. The $45 thousand and $48 thousand increase in expense between the three and nine month comparison periods of 2020 and 2021, respectively, is due to changes in services with ATM and debit card service providers and an increase in volume of activity.
•Electronic banking expenses. Electronic banking expenses increased $13 thousand and $40 thousand for the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020 due to additional online banking services and an increase in volume of activity.
•Other losses. The increase in expense between the three and nine month comparison periods of 2020 and 2021 is primarily due to business debit card fraud during the third quarter of 2021.
Provision for Income Taxes. The Company has provided for current and deferred federal income taxes for the three and nine months ended September 30, 2021 and 2020. The Company's net provision for income taxes was $874 thousand and $2.0 million for the three and nine months ended September 30, 2021, respectively, compared to $751 thousand and $1.6 million for the same periods in 2020, respectively. The Company's effective federal corporate income tax rate was 17.9% and 16.6% for the three and nine months ended September 30, 2021, respectively, compared to 15.8% and 15.1% for the same periods in 2020, respectively.
Amortization expense related to limited partnership investments is included as a component of tax expense and amounted to $238 thousand and $739 thousand for the three and nine months ended September 30, 2021, respectively, and $303 thousand and $679 thousand for the same periods in 2020, respectively. These investments provide tax benefits, including tax credits. Low income housing and rehabilitation tax credits with respect to limited partnership investments are also included as a component of income tax expense and amounted to $241 thousand and $723 thousand for the three and nine months ended September 30, 2021, respectively, and $358 thousand and $748 thousand for the three and nine months ended September 30, 2020, respectively.

FINANCIAL CONDITION
At September 30, 2021, the Company had total consolidated assets of $1.16 billion, including gross loans and loans held for sale (total loans) of $790.0 million, deposits of $1.04 billion, borrowed funds of $7.0 million, subordinated debentures and notes of $16.2 million and stockholders' equity of $83.7 million. The Company’s total assets at September 30, 2021 increased $64.7 million, or 5.9%, from $1.09 billion at December 31, 2020, and increased $149.2 million, or 14.8%, compared to September 30, 2020.
Net loans and loans held for sale decreased $13.5 million, or 1.7%, to $781.5 million, representing 67.5% of total assets at September 30, 2021, compared to $794.9 million, or 72.7% of total assets at December 31, 2020. (See Loans Held for Sale and Loan Portfolio below.)
Total deposits increased $46.3 million, or 4.7%, to $1.04 billion at September 30, 2021, from $994.3 million at December 31, 2020. There were increases in noninterest bearing deposits of $37.7 million, or 17.5%, and interest bearing deposits of $43.1 million, or 6.8%, which were partially offset by a decrease in time deposits of $34.4 million, or 24.3%. (See average balances and rates in the Yields Earned and Rates Paid table on pages 32 and 33.)
Borrowed funds, which consist of FHLB advances, were $7.0 million at September 30, 2021 and $7.2 million at December 31, 2020. (See Borrowings on page 43.)
In August 2021, the Company completed the private placement of $16.5 million in aggregate principal amount of fixed-to-floating rate subordinated notes due 2031 (the "Notes") to certain qualified institutional buyers and accredited investors. The Notes are presented net of unamortized issuance costs of $336 thousand at September 30, 2021 in the consolidated balance sheets.
Total stockholders’ equity increased $2.9 million to $83.7 million at September 30, 2021 from $80.9 million at December 31, 2020. (See Capital Resources on page 44.)

Union Bankshares, Inc. Page 37

Loans Held for Sale and Loan Portfolio. Total loans (including loans held for sale) decreased $13.4 million, or 1.7%, to $790.0 million, representing 68.2% of assets at September 30, 2021, from $803.4 million, representing 73.5% of assets at December 31, 2020. The total loan portfolio at September 30, 2021 decreased $8.8 million compared to the September 30, 2020 level of $798.9 million, which represented 79.2% of assets. The Company’s loans consist primarily of adjustable-rate and fixed-rate mortgage loans secured by one-to-four family, multi-family residential or commercial real estate. Real estate secured loans represented $639.7 million, or 81.0% of total loans at September 30, 2021 and $593.4 million, or 73.9% of total loans at December 31, 2020. The Company had 384 and 679 PPP loans totaling $28.2 million and $66.2 million classified as commercial loans as of September 30, 2021 and December 31, 2020, respectively. Changes in the composition of the Company's loan portfolio from December 31, 2020 (see table below) resulted primarily from the decrease in the commercial portfolio related to PPP loan forgiveness and a decrease in the municipal portfolio, partially offset by an increase in the volume of residential loans originated. There was no material change in the Company’s lending programs or terms during the nine months ended September 30, 2021.
The composition of the Company's loan portfolio, including loans held for sale, as of September 30, 2021 and December 31, 2020 was as follows:

	September 30, 2021		December 31, 2020
Loan Class	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential real estate	$225,797	28.6	$183,166	22.8
Construction real estate	73,845	9.3	57,417	7.1
Commercial real estate	322,212	40.8	320,627	39.9
Commercial	64,156	8.1	108,861	13.6
Consumer	2,614	0.3	2,601	0.3
Municipal	83,562	10.6	98,497	12.3
Loans held for sale	17,821	2.3	32,188	4.0
Total loans	790,007	100.0	803,357	100.0
Allowance for loan losses	(8,561)		(8,271)
Unamortized net loan fees	36		(146)
Net loans and loans held for sale	$781,482		$794,940
The Company originates and sells qualified residential mortgage loans in various secondary market avenues, with a majority of sales made to the FHLMC/Freddie Mac, generally with servicing rights retained. At September 30, 2021, the Company serviced an $873.3 million residential real estate mortgage portfolio, of which $17.8 million was held for sale and approximately $629.7 million of which was serviced for unaffiliated third parties.
During the first nine months of 2021, the Company sold $164.2 million of qualified residential real estate loans to the secondary market to mitigate long-term interest rate risk and to generate fee income, compared to sales of $187.5 million during the first nine months of 2020. Residential mortgage loan origination activity continued to be strong during the third quarter of 2021, consisting of both refinancing and purchase activity. Customers continue to refinance existing mortgages in order to obtain lower rates. Despite low housing inventory, purchase activity continues to be strong. The Company originates and sells FHA, VA, and RD residential mortgage loans, and also has an Unconditional Direct Endorsement Approval from HUD which allows the Company to approve FHA loans originated in any of its Vermont or New Hampshire markets without needing prior HUD underwriting approval. The Company sells FHA, VA and RD loans as originated with servicing released. Some of the government backed loans qualify for zero down payments without geographic or income restrictions. These loan products increase the Company's ability to serve the borrowing needs of residents in the communities served, including low and moderate income borrowers, while the loan sales and government guaranty mitigate the Company's exposure to credit risk.
The Company also originates commercial real estate and commercial loans under various SBA, USDA and State sponsored programs which provide a government agency guaranty for a portion of the loan amount. There was $31.8 million guaranteed under these various programs at September 30, 2021 on an aggregate balance of $33.1 million in subject loans. This includes $28.2 million of PPP loans that are guaranteed 100% by SBA, subject to borrower eligibility requirements. The Company occasionally sells the guaranteed portion of a loan to other financial institutions and retains servicing rights, which generates fee income. There were no commercial loans sold in the first nine months of 2021 and $131 thousand in commercial loans were sold in the first nine months of 2020. The Company recognizes gains and losses on the sale of the principal portion of these loans as they occur.

Union Bankshares, Inc. Page 38

The Company serviced $20.2 million of commercial and commercial real estate loans for unaffiliated third parties as of September 30, 2021. This included $18.5 million of commercial or commercial real estate loans the Company originated and participated out to other financial institutions. These loans were participated in the ordinary course of business on a nonrecourse basis, for liquidity or credit concentration management purposes.
The Company capitalizes MSRs for all loans sold with servicing retained. The unamortized balance of MSRs on loans sold with servicing retained was $2.5 million at September 30, 2021, with an estimated market value in excess of the carrying value as of such date. Management periodically evaluates and measures the servicing assets for impairment.
Qualifying residential first mortgage loans and certain commercial real estate loans with a carrying value of $225.5 million were pledged as collateral for borrowings from the FHLB under a blanket lien at September 30, 2021.

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
The region's economic environment is seeing signs of improvement as the states of Vermont and New Hampshire are fully opened after the COVID-19 pandemic closure of large segments of the economy. There is demand for leisure travel and dining out which is supporting the region's tourist and restaurant industries; however, the industry is also facing some staffing challenges as workforce participation is lagging. Demand for homes has surged with the general safety and desirability of the region, low interest rates and the increased ability of working remotely. The Company’s management is focused on the impact COVID-19 is having on its borrowers and closely monitors industry and geographic concentrations, specifically the continuing impact on the region's tourist and restaurant industries. The Vermont unemployment rate was reported at 2.4% for September 2021 compared to 4.2% for September 2020 and the New Hampshire unemployment rate was 2.9% for September 2021 compared to 6.0% for September 2020. These rates compare favorably with the nationwide unemployment rate of 4.8% and 7.9%, respectively, for the comparable periods. Management will continue to monitor the national, regional and local economic environment in relation to COVID-19 and its impact on unemployment, business outlook and real estate values in the Company’s market area.
Repossessed assets, nonaccrual loans, and loans that are 90 days or more past due are considered to be nonperforming assets. The following table shows the composition of nonperforming assets at the dates indicated and trends in certain ratios monitored by the Company's management in reviewing asset quality:

	September 30, 2021	December 31, 2020	September 30, 2020
	(Dollars in thousands)
Nonaccrual loans	$5,667	$2,410	$2,451
Accruing loans 90+ days delinquent	43	511	964
Total nonperforming loans (1)	5,710	2,921	3,415
OREO	47	50	—
Total nonperforming assets	$5,757	$2,971	$3,415
ALL to loans not held for sale	1.11%	1.07%	1.00%
ALL to nonperforming loans	149.93%	283.16%	225.21%
Nonperforming loans to total loans	0.72%	0.36%	0.43%
Nonperforming assets to total assets	0.50%	0.27%	0.34%
Delinquent loans (30 days to nonaccruing) to total loans	0.90%	0.83%	0.75%
Net (recoveries) charge-offs (annualized) to average loans not held for sale	(0.01)%	0.01%	0.01%
____________________
(1)The Company had guarantees of U.S. or state government agencies on certain of the above nonperforming loans totaling $72 thousand at September 30, 2021, $177 thousand at December 31, 2020, and $178 thousand at September 30, 2020.

The level of nonaccrual loans increased $3.3 million, or 135.1%, since December 31, 2020 primarily due to a CRE hospitality relationship that was placed into non-accrual during the first quarter of 2021. Accruing loans delinquent 90 days or more decreased $468 thousand, or 91.6%, during the same time period. There were no loans in process of foreclosure at

Union Bankshares, Inc. Page 39

September 30, 2021. The state-mandated moratorium on foreclosures in Vermont related to the COVID-19 emergency was lifted effective July 15, 2021. The aggregate interest income not recognized on nonaccrual loans approximated $492 thousand as of September 30, 2021 and $420 thousand as of December 31, 2020.
The Company had loans rated substandard that were on performing status totaling $1.2 million at September 30, 2021 compared to $2.2 million at December 31, 2020. In management's view, substandard loans represent a higher degree of risk of becoming nonperforming loans in the future.
In March 2020, the federal banking agencies issued guidance, confirmed by the FASB, that certain modifications made to loans to a borrower affected by the COVID-19 pandemic and government shutdown orders would not be considered TDRs under specified circumstances (See Notes 2 and 5). Through September 30, 2021, the Company had executed modifications under this guidance on outstanding loan balances of $145.6 million that carried accrued interest of $926 thousand. Of the total modifications executed, outstanding residential loan balances of $748 thousand remained subject to modified terms and carried accrued interest of $34 thousand as of September 30, 2021. The Company intends to continue to follow the guidance of the banking regulators in making TDR determinations.
Allowance for Loan Losses. Some of the Company’s loan customers ultimately do not make all of their contractually scheduled payments, whether due to the effects of the COVID-19 pandemic or otherwise, requiring the Company to charge off a portion or all of the remaining principal balance due. The Company maintains an ALL to absorb such losses. The ALL is maintained at a level believed by management to be appropriate to absorb probable credit losses inherent in the loan portfolio as of the evaluation date; however, actual loan losses may vary from current estimates. The Company's policy and methodologies for establishing the ALL, described in the Company's 2020 Annual Report did not change during the first nine months of 2021. The Company's ALL was $8.6 million at September 30, 2021 and $8.3 million as of December 31, 2020.
Management increased certain economic qualitative factors utilized to estimate the ALL during the first nine months of 2020 at the onset of the COVID-19 pandemic. Due to continued indications of economic improvement and with the majority of borrowers that had executed loan modifications due to COVID-19 no longer subject to modified terms, the economic qualitative reserve factor assigned to the commercial, commercial real estate, residential, junior lien, consumer and municipal loan portfolios was decreased 5 bps during the third quarter of 2021.
Impaired loans, including $2.4 million of TDR loans, were $7.0 million at September 30, 2021, with government guaranties of $350 thousand and a specific reserve amount allocated of $46 thousand. Impaired loans, including $2.9 million of TDR loans, were $4.6 million at December 31, 2020, with government guaranties of $514 thousand and a specific reserve amount allocated of $58 thousand. Based on management's evaluation of the Company's historical loss experience on substandard commercial loans, commercial loan relationships with aggregate balances greater than $500 thousand are evaluated individually for impairment, with a specific reserve allocated when warranted. Commercial loans with balances under this threshold are collectively evaluated for impairment as a homogeneous pool of loans, unless such loans are subject to a restructuring agreement or have been identified as impaired as part of a larger customer relationship. The specific reserve amount allocated to individually identified impaired loans decreased $12 thousand as a result of the September 30, 2021 impairment evaluation.
The following table reflects activity in the ALL for the three and nine months ended September 30, 2021 and 2020:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in thousands)
Balance at beginning of period	$8,505	$6,888	$8,271	$6,122
Charge-offs	(2)	(3)	(2)	(60)
Recoveries	58	6	67	29
Net recoveries (charge-offs)	56	3	65	(31)
Provision for loan losses	—	800	225	1,600
Balance at end of period	$8,561	7,691	$8,561	$7,691

Union Bankshares, Inc. Page 40

The following table (net of loans held for sale) shows the internal breakdown by risk component of the Company's ALL and the percentage of loans in each category to total loans in the respective portfolios at the dates indicated:

	September 30, 2021		December 31, 2020
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential real estate	$2,060	29.2	$1,776	23.8
Construction real estate	1,000	9.6	763	7.4
Commercial real estate	4,015	41.7	4,199	41.6
Commercial	335	8.4	458	14.1
Consumer	13	0.3	15	0.3
Municipal	137	10.8	214	12.8
Unallocated	1,001	—	846	—
Total	$8,561	100.0	$8,271	100.0

Notwithstanding the categories shown in the table above or any specific allocation under the Company's ALL methodology, all funds in the ALL are available to absorb loan losses in the portfolio, regardless of loan category or specific allocation.
Management believes, in its best estimate, that the ALL at September 30, 2021 is appropriate to cover probable credit losses inherent in the Company’s loan portfolio as of such date. However, there can be no assurance that the Company will not sustain losses in future periods which could be greater than the size of the ALL at September 30, 2021. In addition, our banking regulators, as an integral part of their examination process, periodically review our ALL. Such agencies may require us to recognize adjustments to the ALL based on their judgments about information available to them at the time of their examination. A large adjustment to the ALL for losses in future periods could require increased provisions to replenish the ALL, which could negatively affect earnings.
Investment Activities. During the first nine months of 2021, investment securities classified as AFS increased $78.4 million to $184.2 million, comprising 15.9% of total assets, compared to $105.8 million, or 9.7% of total assets at December 31, 2020. The Company used excess liquidity to increase the investment portfolio during 2021 to obtain higher yields than what would have been earned at the current Federal Funds rate. Net unrealized losses for the Company’s AFS investment securities portfolio were $238 thousand as of September 30, 2021, compared to net unrealized gains of $3.3 million as of December 31, 2020. The Company’s accumulated OCI component of stockholders’ equity at September 30, 2021 reflected cumulative net unrealized losses on investment securities of $188 thousand. There were no securities classified as HTM at September 30, 2021 or December 31, 2020. No declines in value were deemed by management to be OTT at September 30, 2021. Deterioration in credit quality and/or imbalances in liquidity that may result from changes in financial market conditions might adversely affect the fair values of the Company’s investment portfolio and the amount of gains or losses ultimately realized on the sale of such securities, and may also increase the potential that unrealized losses will be designated as OTT in future periods, resulting in write-downs and charges to earnings. There were no investment securities pledged as of September 30, 2021 or December 31, 2020.

Union Bankshares, Inc. Page 41

Deposits. The following table shows information concerning the Company's average deposits by account type and weighted average nominal rates at which interest was paid on such deposits for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30, 2021			Nine Months Ended September 30, 2020
	Average Amount	Percent of Total Deposits	Average Rate	Average Amount	Percent of Total Deposits	Average Rate
	(Dollars in thousands)
Nontime deposits:
Noninterest bearing deposits	$234,243	23.0	—	$167,845	20.5	—
Interest bearing checking accounts	247,455	24.3	0.24%	188,286	23.0	0.38%
Money market accounts	251,149	24.7	0.67%	197,637	24.1	1.05%
Savings accounts	162,933	16.0	0.07%	119,105	14.6	0.12%
Total nontime deposits	895,780	88.0	0.27%	672,873	82.2	0.44%
Time deposits:
Less than $100,000	59,408	5.9	0.75%	74,643	9.1	1.17%
$100,000 and over	62,231	6.1	0.97%	70,931	8.7	1.53%
Total time deposits	121,639	12.0	0.86%	145,574	17.8	1.35%
Total deposits	$1,017,419	100.0	0.34%	$818,447	100.0	0.60%
During the first nine months of 2021, average total deposits grew $199.0 million, or 24.3%, compared to the nine months ended September 30, 2020, with growth in all categories except time deposits. The increase in average balances for nontime deposits was attributable to proceeds from PPP loans deposited into customer accounts at Union, customer's receipt of government stimulus payments, and the general reduction in spending by customers due to COVID-19. The average balances of time deposits decreased due to higher rate paying time deposit accounts have matured and customers have primarily transferred those funds into other deposit accounts.
The Company participates in CDARS, which permits the Company to offer full deposit insurance coverage to its customers by exchanging deposit balances with other CDARS participants. CDARS also provides the Company with an additional source of funding and liquidity through the purchase of deposits. There were no purchased CDARS deposits as of September 30, 2021 or December 31, 2020. There were $13.6 million of time deposits of $250,000 or less on the balance sheet at September 30, 2021 and $14.2 million at December 31, 2020, which were exchanged with other CDARS participants.
The Company also participates in the ICS program, a service through which it can offer its customers demand or savings products with access to unlimited FDIC insurance, while receiving reciprocal deposits from other FDIC-insured banks. Like the exchange of certificate of deposit accounts through CDARS, exchange of demand or savings deposits through ICS provides a depositor with full deposit insurance coverage of excess balances, thereby helping the Company retain the full amount of the deposit on its balance sheet. As with the CDARS program, in addition to reciprocal deposits, participating banks may also purchase one-way ICS deposits. There were $116.1 million and $146.2 million in exchanged ICS demand and money market deposits on the balance sheet at September 30, 2021 and December 31, 2020, respectively. There were no purchased ICS deposits at September 30, 2021 or December 31, 2020.
At December 31, 2020, there were $15.0 million of retail brokered deposits issued under a master certificate of deposit program with a deposit broker for the purpose of providing a supplemental source of funding and liquidity. There were no retail brokered deposits at September 30, 2021.
The following table provides a maturity distribution of the Company’s time deposits in amounts of $100,000 and over at September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
	(Dollars in thousands)
Within 3 months	$11,223	$22,722
3 to 6 months	15,583	15,828
6 to 12 months	21,623	22,629
Over 12 months	7,945	9,194
	$56,374	$70,373

Union Bankshares, Inc. Page 42

The Company's time deposits in amounts of $100 thousand and over decreased $14.0 million, or 19.9%, between December 31, 2020 and September 30, 2021, resulting primarily from the maturity, without renewal, of customer time deposits originated in prior periods when promotions were offered.
A provision of the Dodd-Frank Act permanently raised FDIC deposit insurance coverage to $250 thousand per depositor per insured depository institution for each account ownership category. At September 30, 2021, the Company had deposit accounts with less than the maximum FDIC insured deposit amount of $250 thousand totaling $695.6 million, or 66.8% of total deposits. An additional $32.0 million of municipal deposits were over the FDIC insurance coverage limit at September 30, 2021 and were collateralized under applicable state regulations by letters of credit issued by the FHLB, as described below under Borrowings.
Borrowings. The Company's borrowed funds at September 30, 2021 were comprised of borrowings from the FHLB of $7.0 million at a weighted average rate of 3.13%. At December 31, 2020, borrowed funds were comprised of borrowings from the FHLB of $7.2 million at a weighted average rate of 3.07%.
The Company has the authority, up to its available borrowing capacity with the FHLB, to collateralize public unit deposits with letters of credit issued by the FHLB. FHLB letters of credit in the amount of $32.7 million and $23.6 million were utilized as collateral for these deposits at September 30, 2021 and December 31, 2020, respectively. Total fees paid by the Company in connection with the issuance of these letters of credit were $23 thousand and $39 thousand for the three and nine months ended September 30, 2021 respectively, and $7 thousand and $23 thousand for the three and nine months ended September 30, 2020, respectively.
In August 2021, the Company completed the private placement of $16.5 million in aggregate principal amount of fixed-to-floating rate subordinated notes due 2031 (the Notes) to certain qualified institutional buyers and accredited investors. The Notes will initially bear interest, payable semi-annually, at the rate of 3.25% per annum, until September 1, 2026. From and including September 1, 2026, the interest rate applicable to the outstanding principal amount due will reset quarterly to the then current three-month secured overnight financing rate (SOFR) plus 263 basis points. The Notes are presented net of unamortized issuance costs of $336 thousand at September 30, 2021 in the consolidated balance sheets.

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
The following table details the contractual or notional amount of financial instruments that represented credit risk at the balance sheet dates:

	September 30, 2021	December 31, 2020
	(Dollars in thousands)
Commitments to originate loans	$93,629	$61,431
Unused lines of credit	151,287	132,502
Standby and commercial letters of credit	2,364	3,115
Credit card arrangements	292	308
FHLB Mortgage Partnership Finance credit enhancement obligation, net	817	728
Commitment to purchase investment in a real estate limited partnership	3,000	2,000
Total	$251,389	$200,084
Commitments to originate loans are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Loan commitments generally have a fixed expiration date or other termination clause and may

Union Bankshares, Inc. Page 43

require payment of a fee. Since many of the loan commitments are expected to expire without being drawn upon and not all credit lines will be utilized, the total commitment amounts do not necessarily represent future cash requirements. Lines of credit incur seasonal volume fluctuations due to the nature of some customers' businesses, such as tourism and maple syrup products production. The increase in commitments to originate loans at September 30, 2021 from December 31, 2020 is primarily the result of a $28.8 million increase in commitments to originate commercial real estate and commercial construction loans. The increase in unused lines of credit at September 30, 2021 from December 31, 2020 is primarily related to an increase in construction loan availability of $17.7 million.
The Company did not hold any derivative or hedging instruments at September 30, 2021 or December 31, 2020.
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
As of September 30, 2021, Union, as a member of FHLB, had access to unused lines of credit up to $98.8 million over and above the $40.7 million in combined FHLB borrowings and other credit subject to collateralization, subject to the purchase of required FHLB Class B common stock and evaluation by the FHLB of the underlying collateral available. This line of credit can be used for either short-term or long-term liquidity or other funding needs.
Union also maintains an IDEAL Way Line of Credit with the FHLB. The total line available was $551 thousand at September 30, 2021. There were no borrowings against this line of credit as of such date. Interest on this line is chargeable at a rate determined by the FHLB and payable monthly. Should Union utilize this line of credit, qualified portions of the loan and investment portfolios would collateralize these borrowings.
In addition to its borrowing arrangements with the FHLB, Union maintains a pre-approved federal funds line of credit totaling $15.0 million with an upstream correspondent bank, a master brokered deposit agreement with a brokerage firm, and one-way buy options with CDARS and ICS. In addition to the funding sources available to Union, the Company maintains a $5.0 million revolving line of credit with a correspondent bank. At September 30, 2021, there were no purchased ICS or CDARS deposits, no retail brokered deposits, and no outstanding advances on the Union or Company correspondent lines.
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
In August 2021, the Company completed the private placement of $16.5 million in aggregate principal amount of fixed-to-floating rate subordinated notes due 2031 (the Notes) to certain qualified institutional buyers and accredited investors. The Notes have been structured to qualify as Tier 2 capital for the Company under bank regulatory guidelines. The proceeds from the sale of the Notes were utilized to provide additional capital to Union to support its growth and for other general corporate purposes.

Union Bankshares, Inc. Page 44

Stockholders’ equity increased from $80.9 million at December 31, 2020 to $83.7 million at September 30, 2021, reflecting net income of $9.8 million for the first nine months of 2021, an increase of $274 thousand from stock based compensation, a $48 thousand increase due to the issuance of 2,000 shares of common stock from the exercise of incentive stock options and a $30 thousand increase due to the issuance of common stock under the DRIP. These increases were partially offset by a decrease of $2.8 million in accumulated other comprehensive income due to a decrease in the fair market value of the Company's AFS securities, cash dividends declared of $4.4 million and stock repurchases of $2 thousand during the nine months ended September 30, 2021. The components of other comprehensive income are illustrated in Note 11 of the unaudited consolidated financial statements.
The Company has 7,500,000 shares of $2.00 par value common stock authorized. As of September 30, 2021, the Company had 4,958,884 shares issued, of which 4,485,154 were outstanding and 473,730 were held in treasury.
In January 2021, the Company's Board reauthorized for 2021 the limited stock repurchase plan that was initially established in May of 2010. The limited stock repurchase plan allows the repurchase of up to a fixed number of shares of the Company's common stock each calendar quarter in open market purchases or privately negotiated transactions, as management deems advisable and as market conditions may warrant. The repurchase authorization for a calendar quarter (currently 2,500 shares) expires at the end of that quarter to the extent it has not been exercised, and is not carried forward into future quarters. The quarterly repurchase authorization expires on December 31, 2021, unless reauthorized. The Company repurchased 97 shares under this program during the first nine months of 2021 at a total cost of $2 thousand.
The Company maintains a DRIP whereby registered stockholders may elect to reinvest cash dividends and optional cash contributions to purchase additional shares of the Company's common stock. The Company has reserved 200,000 shares of its common stock for issuance and sale under the DRIP. As of September 30, 2021, 5,138 shares of stock had been issued from treasury stock under the DRIP.
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
The Economic Growth, Regulatory Relief and Consumer Protection Act of 2018 directed the federal banking regulators to adopt rules providing for a simplified regulatory capital framework for qualifying community banking organizations. In September 2019, the banking regulators finalized a rule that introduced the community bank leverage ratio (CBLR) framework as an optional simplified measure of capital adequacy for qualifying institutions. Beginning with the March 31, 2020 regulatory capital calculation, a banking organization with a Tier I leverage ratio greater than 9.0%, less than $10 billion in average consolidated assets, and limited amounts of off-balance sheet exposures and trading assets and liabilities may opt into the CBLR framework and will be deemed "well capitalized" and will not be required to report or calculate risk-based capital. A community banking organization that does not meet the requirements for use of the simplified CBLR framework will continue to calculate its regulatory capital ratios under existing guidelines. A provision of the CARES Act temporarily lowers the minimum Tier 1 leverage ratio to 8.0% for a banking organization to elect to use the CBLR framework, with a phased increase back to 9.0% by the end of 2021. As of September 30, 2021, the Tier I leverage ratios for the Company and Union were 7.26% and 8.54%, respectively.

Union Bankshares, Inc. Page 45

As shown in the table below, as of September 30, 2021, both the Company and Union met all capital adequacy requirements to which they are currently subject and Union exceeded the requirements for a "well capitalized" bank under the FDIC's Prompt Corrective Action framework. There were no conditions or events between September 30, 2021 and the date of this report that management believes have changed either Company’s regulatory capital category.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of September 30, 2021	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Company:
Total capital to risk weighted assets	$106,084	16.16%	$52,517	8.00%	N/A	N/A
Tier I capital to risk weighted assets	81,711	12.45%	39,379	6.00%	N/A	N/A
Common Equity Tier 1 to risk weighted assets	81,711	12.45%	29,534	4.50%	N/A	N/A
Tier I capital to average assets	81,711	7.26%	45,020	4.00%	N/A	N/A

Union:
Total capital to risk weighted assets	$104,219	15.91%	$52,404	8.00%	$65,505	10.00%
Tier I capital to risk weighted assets	96,024	14.65%	39,327	6.00%	52,436	8.00%
Common Equity Tier 1 to risk weighted assets	96,024	14.65%	29,495	4.50%	42,605	6.50%
Tier I capital to average assets	96,024	8.54%	44,976	4.00%	56,220	5.00%
Dividends paid by Union are the primary source of funds available to the Company for payment of dividends to its stockholders. Union is subject to certain requirements imposed by federal banking laws and regulations, which among other things, establish minimum levels of capital and restrict the amount of dividends that may be distributed by Union to the Company.
Cash dividends of $0.33 per share were paid during the second quarter of 2021 and have been declared for the third quarter, payable on November 4, 2021 to stockholders of record on October 30, 2021.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Omitted, in accordance with the regulatory relief available to smaller reporting companies in SEC Release Nos. 33-10513 (effective September 10, 2018).

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer, with the assistance of the Disclosure Control Committee, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2021. Based on this evaluation they concluded that those disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files with the Commission is accumulated and communicated to the Company’s management, including its principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required information.
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

Item 1A. Risk Factors
There have been no material changes in the risk factors discussed in Part I-Item 1A, "Risk Factors" in the Company’s 2020 Annual Report since the date of the filing of that report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The Company did not issue any unregistered shares during the quarter ended September 30, 2021.
There was no repurchase of the Company's equity securities during the quarter ended September 30, 2021.

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
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the unaudited consolidated balance sheets, (ii) the unaudited consolidated statements of income for the three and nine months ended September 30, 2021 and 2020, (iii) the unaudited consolidated statements of comprehensive income for the three and nine months ended September 30, 2021 and 2020, (iv) the unaudited consolidated statements of changes in stockholders' equity, (iv) the unaudited consolidated statements of cash flows and (v) related notes.

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

Union Bankshares, Inc.

November 15, 2021	/s/ David S. Silverman
David S. Silverman
Director, President and Chief Executive Officer

November 15, 2021	/s/ Karyn J. Hale
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

101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the unaudited consolidated balance sheets, (ii) the unaudited consolidated statements of income for the three and nine months ended September 30, 2021 and 2020, (iii) the unaudited consolidated statements of comprehensive income for the three and nine months ended September 30, 2021 and 2020, (iv) the unaudited consolidated statements of changes in stockholders' equity, (iv) the unaudited consolidated statements of cash flows and (v) related notes.

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