Form 10-K
period 2021-12-31
UNION BANKSHARES INC
filed 2022-03-24
CIK 706863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2021	Commission file number	001-15985
UNION BANKSHARES, INC.

VT	03-0283552
P.O. BOX 667
20 LOWER MAIN STREET
MORRISVILLE, VT 05661-0667
Registrant's telephone number:   802-888-6600
Former name, former address and former fiscal year, if changed since last report: Not applicable
Securities registered pursuant to section 12(b) of the Act:

Common Stock, $2.00 par value	UNB	The NASDAQ Stock Market LLC
(Title of class)	(Trading Symbol(s))	(Exchanges registered on)
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
Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant on June 30, 2021 was $142,919,988 based on the closing price on the NASDAQ Stock Market LLC on such date of $18.99 per share. For purposes of this calculation, all directors, executive officers, and named executives of the Registrant are assumed to be affiliates. Such assumption, however, shall not be deemed to be an admission of such status as to any such individual.
On February 28, 2022, there were 4,494,065 shares of common stock, $2.00 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Specifically designated portions of the following documents are incorporated by reference in the indicated Part of this Annual Report on Form 10-K:

Document	Part
Proxy Statement for the 2022 Annual Meeting of Shareholders	III

UNION BANKSHARES, INC.

____________________

(a)The information required by Part III Items 10, 11, 12, 13 and 14 is incorporated herein by reference, in whole or in part, from the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 18, 2022. The incorporation by reference herein of portions of the Proxy Statement shall not be deemed to specifically incorporate by reference the information referred to in Items 407(d)(1)-(3) of Regulation S-K. Incorporation by reference of this report into any registration statement filed by the Company under the Securities Act of 1933, as amended shall not be deemed to incorporate by reference the information referred to in Item 201(e) of Regulation S-K.

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
•Increased cybersecurity threats;
•The effects of inflation and higher energy costs on our borrowers and other customers; and
•Changes in trade, monetary, and fiscal policies and laws, including interest rate policies of the FRB.

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
The Company's business is that of a community bank in the financial services industry. The Company has one definable business segment, Union Bank, which provides full retail, commercial, municipal banking, and asset management and trust services throughout its 18 banking offices, three loan centers, and several ATMs covering northern Vermont and northern New Hampshire. Also, many of Union's services are provided via the telephone, mobile devices, and through its website, www.ublocal.com. Union seeks to make a profit for the Company while providing quality retail banking services to individuals and commercial banking services to small and medium sized corporations, partnerships, and sole proprietorships, as well as nonprofit organizations, local municipalities and school districts within its market area.
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
Human Capital. Our employees play a vital role in our company-wide vision of delivering the best banking experience to all of our customers, employees, communities, and shareholders. As of December 31, 2021, Union employed 194 full time employees. Guided by our core values, we are committed to creating a company culture where everyone is included and respected, and where we support each other in reaching our full potential. To attract, engage, and retain top talent, we strive to create a supportive workplace, with opportunities for our employees to grow and develop in their careers. We provide numerous training and development opportunities, as well as a robust tuition reimbursement program. We are also deeply committed to the health and well-being of our employees. This includes market-competitive compensation, medical and dental insurance, paid time off, life insurance, short term and long-term disability, and a 401(k) plan. We maintain a number of human resources and other policies, including a harassment and retaliation policy, to promote a workplace that is safe for all and supports a culture where people feel they can report incidents that threaten that safety. In addition, we have a confidential whistleblower program that forwards complaints to the audit committee and the Board of Directors, and we will work to take necessary action as quickly as possible after a complaint is received. We also prohibit discrimination on the grounds of race, color, religion, sex, sexual orientation (including gender identity and gender expression), national origin, citizenship status, age, disability, genetic information, or veteran status. We employ based on talent and potential for growth, and we value a diversity of backgrounds and ideas.

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
Consistent with the objective of the Company to serve the financial needs of individuals, businesses and others within its market areas, the Company seeks to concentrate its assets in loans. However, the Company has increased its level of investment securities to increase the yield obtained from the influx of customer deposit monies. For the year ended December 31, 2021, the Company's rate of average loans to average deposits was 78.7%. To be consistent with the requirements of prudent banking practices, adequate levels of assets are invested in high-grade securities, FDIC insured certificates of deposits, or other prudent investment alternatives such as company-owned life insurance and investments in real estate limited partnerships for affordable housing. Deposits are the primary source of funds for use in lending, investing and for other general operating purposes. In addition we obtain funds from principal repayments, sales and prepayments of loans, securities and FDIC insured certificates of deposit. Other funding sources may include brokered deposits purchased through CDARS, ICS or through other deposit brokers, and borrowings from the FHLB, correspondent banks or the Federal Reserve discount window.

Competition: The Company and Union face substantial competition for loans and deposits in northern Vermont and New Hampshire from local and regional commercial banks, savings banks, tax exempt credit unions, mortgage brokers, and financial services affiliates of bank holding companies, as well as from national financial service providers such as mutual funds, brokerage houses, insurance companies, consumer finance companies and internet banks. Within the Company's market area are branches of several commercial and savings banks that are substantially larger than Union. Union focuses on its community banking niche and on providing convenient locations, hours and modes of delivery to provide superior customer service. We have seen over the last few years, a trend by customers to turn to local community banks to fulfill their financial needs with organizations and people they know and trust. Also, with the onset of COVID-19, customers have looked to perform traditional banking transactions electronically either via the internet or Union's mobile app. We are hopeful that these trends will continue. The Company seeks to capitalize upon the extensive business and personal contacts and relationships of its directors, advisory board members and officers to continue to develop the Company's customer base, as well as relying on director and advisory board referrals, officer-originated calling programs and customer and shareholder referrals.
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
The Company competes for deposit accounts by offering customers competitive products and rates, personal service, local area expertise, convenient locations and access, and an array of financial services and products. The Company experienced significant deposit growth during 2021 and 2020 due to deposits by customers of PPP loan proceeds and COVID-19 related government assistance payments resulting in abundant liquidity and also a reduction in the interest rates willing to be paid on those deposit monies. In previous years, higher interest rates and deposit “specials” were utilized to compliment the product offerings to attract customers. Union has opted not to offer deposit specials in this interest rate environment.
The competition in originating real estate and other loans comes principally from commercial banks, savings banks, mortgage banking companies and tax exempt credit unions. The Company competes for loan originations primarily through the interest rates and loan fees it charges, the types of loans it offers, and the efficiency and quality of services it provides. In addition to residential mortgage lending and municipal loans, the Company also emphasizes commercial real estate, construction, and both conventional and SBA guaranteed commercial lending. Factors that affect the Company's ability to compete for loans include general and local economic conditions, prevailing interest rates including the Federal Home Loan Bank rates, prime rate, and pricing volatility of the secondary loan markets. The Company promotes an increased level of personal service and expertise within the community to position itself as a lender to small to middle market business and residential customers, which tend to be under-served by larger institutions.
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
While the Dodd-Frank Act is focused principally on changes to the financial regulatory system, it includes several corporate governance, disclosure and compensation provisions applicable to public companies. Those provisions include:
•A requirement that public companies solicit an advisory vote on executive compensation ("Say-on-Pay"), an advisory vote on the frequency of Say-on-Pay votes and, in the event of a merger or other extraordinary transaction, an advisory vote on certain "golden parachute" payments. The Company's last Say-on-Pay vote was held at the 2019 annual meeting with shareholders approving the Company's executive compensation program by a wide margin, with the next Say-on-Pay vote scheduled to occur at the 2022 annual meeting,
•Requirements that the SEC adopt rules directing the securities exchanges to adopt listing standards with respect to compensation committee independence and the use of consultants,
•Provisions calling for the SEC to adopt expanded disclosure requirements for annual proxy statements and other filings, particularly in the area of executive compensation, such as disclosure of pay versus performance, policies with regard to hedging transactions conducted by employees and directors, and, for public companies other than smaller reporting companies, the ratio of CEO pay to the pay of a median employee,
•Provisions requiring the adoption or revision of certain other corporate policies, such as compensation "clawback" policies providing for the recovery of executive compensation in the event of a financial restatement, and
•A provision clarifying the SEC's authority to adopt rules requiring issuers to include in their proxy statements solicitations for shareholder nominations for directors.
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

COVID-19 Related Legislation and Other Initiatives
The CARES Act and other Legislation. In response to the COVID-19 pandemic, the CARES Act was signed into law in March, 2020 to provide national emergency economic relief measures. In March 2021 the American Rescue Plan Act was signed into law, providing additional COVID-19 relief measures. Many of the federal government's COVID-19 related programs are dependent upon the direct involvement of U.S financial institutions and have been implemented through rules and guidance adopted by federal departments and agencies, including the U.S Department of Treasury, the Federal Reserves, and other federal banking agencies. As the COVID-19 pandemic evolves, additional regulatory guidance continues to be issued. The Company will continue to assess the impact of the CARES Act and other legislation and regulatory guidance related to the COVID-19 pandemic.

Paycheck Protection Program. Section 1102 of the CARES Act created the PPP, a program administered by the SBA to provide loans to small businesses for payroll and other expenses during the COVID-19 pandemic. These loans are eligible to be forgiven if certain conditions are satisfied and are fully guaranteed by the SBA. Additionally, loan payments were deferred for the first six months of the loan term. The PPP commenced on April 3, 2020 and was initially available to qualified borrowers through August 8, 2020. No collateral or personal guarantees were required. Neither the government nor lenders are permitted to charge the recipients any fees. On December 27, 2020, the President signed into law omnibus federal spending and economic stimulus legislation titled the "Consolidated Appropriations Act" that included the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act (the "HHSB Act"). Among other things, the HHSB Act renewed the PPP, allocating $284.45 billion for both new first time PPP loans under the existing PPP and the expansion of existing PPP loans for certain qualified, existing PPP borrowers. In addition to extending and amending the PPP, the HHSB Act also created a new grant program for "Shuttered venue operators." The Company will continue to assess the impact of these programs.

Guidance on Non-TDR Loan Modifications due to COVID-19. On March 22, 2020, a statement was issued by our banking regulators and titled the "Interagency Statement on Loans Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus" (the "Interagency Statement") that encouraged financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations due to the effects of COVID-19. Additionally, Section 4013 of the CARES Act further provided that a qualified loan modification is exempt by law from classification as a TDR as defined by GAAP, from the period beginning March 1, 2020 until the earlier of December 31, 2020 or the date that is 60 days after the date on which the national emergency concerning the COVID-19 outbreak, declared by the President of the United States under the National Emergencies Act terminates. Section 541 of the "Consolidated Appropriation Act" extends this relief to the earlier of January 1, 2022 to 60 days after the national emergency termination date. The Interagency Statement was subsequently revised in April 2020 to clarify the interaction of the original guidance with Section 4013 of the CARES Act, as well as setting forth the banking regulators' views on consumer protection consideration. The Company will continue to assess the impact of this guidance related to the CARES Act and the COVID-19 pandemic.

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
Deposit Insurance. As a member of the FDIC, the deposits of Union are insured under the Deposit Insurance Fund (“DIF”) maintained by the FDIC up to $250,000 per ownership category. Under applicable federal laws and regulations, deposit insurance premium assessments to the DIF are based on a supervisory risk rating system, with the most favorably rated institutions paying the lowest premiums. Under this assessment system, risk is defined and measured using an institution's supervisory ratings, combined with certain other risk measures, including certain financial ratios and long-term debt issuer ratings. For the year ended December 31, 2021, the Bank's total FDIC insurance assessment expense was $644 thousand.
Brokered Deposits. The FDICIA restricts the ability of an FDIC insured bank to accept brokered deposits unless it is a well capitalized institution under FDICIA's prompt corrective action guidelines. Union accepts brokered time and money market deposits primarily through its membership with the IntraFi Network in CDARS and ICS, respectively. Additionally, Union has established an account with one of its approved investment brokers to accept brokered deposits as an approved liquidity source. The Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018 allows the Company to hold reciprocal deposits up to 20 percent of total liabilities without those deposits being treated as brokered for regulatory purposes.
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
Federal Reserve Board Policies. The monetary policies and regulations of the FRB have had a significant effect on the operating results of banks in the past and are expected to continue to do so in the future. FRB policies affect the levels of bank earnings on loans and investments and the levels of interest paid on bank deposits and borrowings through the Federal Reserve System's open-market operations in United States government securities, regulation of the discount rate and terms on bank borrowings from Federal Reserve Banks.

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
The various federal banking agencies have adopted substantially similar regulations that define the five capital categories identified by FDICIA, using the Tier 1 Capital, Common Equity Tier 1 Capital, Total Capital and Leverage Ratios as the relevant capital measures. Such regulations establish various degrees of corrective action to be taken when an institution is considered undercapitalized. Under the regulations as in effect during 2021, a “well capitalized” institution must have a Tier 1 capital ratio of at least 8.0%, a Common Equity Tier 1 ratio of 6.5%, a total capital ratio of at least 10% and a leverage ratio of at least 5% and not be subject to a capital directive order.
At December 31, 2021, Union's Tier I and Total Risk Based Capital Ratios were 14.1% and 15.3% respectively, and its Leverage Capital Ratio was 8.4%, and it is considered well capitalized under applicable regulatory guidelines in effect as of such date.
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
Home Mortgage Disclosure Act (“HMDA”). HMDA makes information available to the public that helps to show whether financial institutions are serving the housing credit needs of their neighborhoods and communities. The Act requires institutions to gather and compile data about loan applications secured by a lien on a residential dwelling for home purchase, home improvement, refinances and certain other borrowing purposes. The information must be compiled each calendar year on a Loan/Application Register, and submitted to the FFIEC by March 1st of the following year and made available to the public no later than March 31st. The Federal Financial Institutions Examinations Council prepares a series of tables that comprise the disclosure statement for each reporting institution. HMDA applies to financial institutions that have their main office or any branch in a Metropolitan Statistical Area ("MSA"). Union is subject to HMDA as it has branch offices within the Burlington, Vermont MSA.

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
The due diligence requirements issued by the Department of Treasury require minimum standards to verify customer identity and maintain accurate records, encourage information sharing cooperation among financial institutions, federal banking agencies and law enforcement authorities regarding possible money laundering or terrorist activities, prohibit the anonymous use of “concentration accounts” and require all covered financial institutions to have in place an anti-money laundering compliance program. In addition, the USA Patriot Act amended certain provisions of the federal Right to Financial Privacy Act to facilitate the access of law enforcement to bank customer records in connection with investigating international terrorism. The Bank Secrecy Act/Anti-Money Laundering statutory regime was significantly amended by the Anti-Money Laundering Act of 2020 (“AMLA”), which became effective on January 1, 2021. Among other provisions, AMLA establishes a new beneficial ownership database, codifies various information-sharing practices among financial institutions, law enforcement and FinCEN that have developed since enactment of the USA Patriot Act, enhances law enforcement subpoena powers with regard to foreign financial institutions that maintain correspondent accounts in the United States, and emphasizes the use of technology and automation in identifying financial crimes.
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
Taxing Authorities. The Company and Union are subject to income taxes at the Federal level and are individually subject to state taxation based on the laws of each state in which they operate. The Company and Union file a consolidated federal tax return with a calendar year end. The Company and Union have filed separate tax returns for each state jurisdiction affected for 2020 and will do the same for 2021. No tax return is currently being examined or audited by any taxing authority that the Company is aware of. The taxing authorities also regulate the information reporting requirements that Union is subject to, and which continue to increase and require resources to comply with.

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
The Company will also provide copies of this 2021 Annual Report on Form 10-K, free of charge, upon written request to its Treasurer at the Company's main address, PO Box 667, Morrisville, VT 05661-0667. Shareholder meeting materials for our 2022 Annual Meeting are available at www.materials.proxyvote.com/905400 no later than the date on which they are mailed to shareholders.

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
At December 31, 2021, approximately 50% of our loan portfolio was comprised of commercial and commercial real estate loans. In general, commercial and commercial real estate loans have historically posed greater credit risks than owner occupied residential mortgage loans. The repayment of commercial real estate loans depends on the business and financial condition of borrowers. Economic events and changes in government regulations, which we and our borrowers cannot control or reliably predict, could have an adverse impact on the cash flows generated by the businesses and properties securing our commercial and commercial real estate loans and on the values of the collateral securing those loans. Repayment of commercial loans depends substantially on the borrowers’ underlying business, financial condition and cash flows. Commercial loans are generally collateralized by equipment, inventory, accounts receivable and other fixed assets.  Compared to real estate, that type of collateral is more difficult to monitor, its value is harder to ascertain, it may depreciate more rapidly and it may not be as readily saleable if repossessed.

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
Deposits are a lower cost and stable source of funding. We compete with banks and other financial institutions for deposits. Funding costs may increase if we lose deposits and are forced to replace them with more expensive sources of funding, if customers shift their deposits into higher cost products or if we need to raise interest rates to avoid losing deposits. Higher funding costs reduce our net interest margin, net interest income and net income.

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
Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. From time to time, the FASB changes the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can be hard to anticipate and implement and can materially impact how we record and report our financial condition and results of operations. For example, effective for the Company in 2023, the FASB’s current financial instruments project will significantly change the way the Company's loan loss provision is determined, from an incurred loss model to an expected loss model.

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

We may need to raise additional capital in the future and such capital may not be available when needed or on acceptable terms.
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
When we acquire a business, a portion of the purchase price of the acquisition may be allocated to goodwill and other identifiable intangible assets. The excess of the purchase price over the fair value of the net identifiable tangible and intangible assets acquired determines the amount of the purchase price that is allocated to goodwill acquired. At December 31, 2021, there was no other identifiable intangible asset and our goodwill was approximately $2.2 million. Under current accounting standards, if we determine that goodwill or intangible assets are impaired, we would be required to write down the value of these assets to fair value. We conduct an annual review, or more frequently if events or circumstances warrant such, to determine whether goodwill is impaired. We recently completed our goodwill impairment analysis as of December 31, 2021 and concluded goodwill was not impaired. We conduct a review of our other intangible assets for impairment should events or circumstances warrant. We cannot provide assurance that we will not be required to take an impairment charge in the future. Any impairment charge would have a negative effect on our shareholders’ equity and financial results and may cause a decline in our stock price.

The ongoing COVID-19 pandemic and measures intended to prevent its spread could have a material adverse effect on our business, results of operations and financial condition, and such effects will depend on future developments, which are highly uncertain and are difficult to predict.
The COVID-19 pandemic has had and continues to have, and another pandemic or public health crisis in the future could have, repercussions across domestic and global economies and financial markets. The global impact of the COVID-19 pandemic evolved rapidly and many countries and state and local governments in the United States, including those in which we operate, reacted by instituting government restrictions, border closings, quarantines, “shelter-in-place” orders and “social distancing” guidelines that, among other things, resulted in a dramatic increase in national unemployment and a significant economic contraction in 2020. Although the United States government took steps to attempt to mitigate some of the more severe anticipated economic effects of the pandemic, including the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") in 2020 and the American Rescue Plan Act in 2021, there can be no assurance that such steps will be effective or achieve their desired results in a timely fashion.
The outbreak has adversely impacted and could further adversely impact our workforce and operations and the operations of our borrowers, customers and business partners. In particular, we may experience financial losses due to a number of operational factors impacting us or our borrowers, customers or business partners, including but not limited to:
•credit losses resulting from financial stress being experienced by our borrowers as a result of the outbreak and related governmental actions, particularly in the hospitality, health care and senior care, retail, and restaurant industries, but across other industries as well;
•declines in collateral values;
•higher inflation and supply chain disruptions;
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
The extent to which the COVID-19 outbreak continues to impact our business, results of operations and financial condition will depend on future developments, which are highly uncertain and are difficult to predict, including, but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, supply chain disruptions, and how quickly and to what extent normal economic and operating conditions can resume. Even after the COVID-19 outbreak has subsided, we may continue to experience materially adverse impacts to our business as a result of the virus’s global economic impact, including the availability of credit, adverse impacts on our liquidity and any recession that has occurred or may occur in the future.
There are no comparable recent events that provide guidance as to the effect the spread of COVID-19 as a global pandemic may have, and, as a result, the ultimate impact of the outbreak is highly uncertain and subject to change. We do not yet know the full extent of the impacts on our business, our operations or the global economy as a whole.

Item 1B. Unresolved Staff Comments
None

Item 2. Properties
As of December 31, 2021, Union operated 13 community banking locations in Lamoille, Caledonia, Chittenden, Franklin and Washington counties of Vermont, four in Grafton and Coos counties of New Hampshire and loan centers in St. Johnsbury and Williston, Vermont and North Conway, New Hampshire. In addition as of such date, Union also operated several ATMs in northern Vermont and New Hampshire. Union owns, free of encumbrances, 16 of its branch locations and its headquarters and leases two branch locations, the NH loan center location, the land the Williston branch and loan center was built on and certain ATM premises from third parties under terms and conditions considered by management to be favorable to Union. Union also owns or leases certain properties contiguous to its branch locations for staff and customer parking convenience.
Additional information relating to the Company's properties as of December 31, 2021, is set forth in Notes 8 and 9 to the consolidated financial statements contained in Part II, Item 8 of this Annual Report.

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

On February 28, 2022, there were 4,494,065 shares of common stock outstanding held by 502 stockholders of record. The number of stockholders does not reflect the number of beneficial owners, including persons or entities who may hold the stock in nominee or “street name.”

Repurchase of Common Stock
There was no repurchase of the Company's equity securities during the quarter ended December 31, 2021.

Securities Authorized for Issuance Under Equity Compensation Plans
Information regarding equity securities authorized for issuance under the Company's equity compensation plans is included in Part III, Item 12 of this Annual Report under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”, and is incorporated herein by reference.

Five Year Performance Graph: The following graph illustrates the annual percentage change in the cumulative total shareholder return of the Company's common stock for the period December 31, 2016 through December 31, 2021. For purposes of comparison, the graph illustrates comparable shareholder returns of the S&P U.S. SmallCap Banks Index and the NASDAQ Composite Index. The graph assumes a $100 investment on December 31, 2016 in each case and measures the amount by which the market value, assuming reinvestment of dividends, has changed during the five year period ended December 31, 2021.

Stock Performance Graph
350
300
250
200
150
100
50
Index Value
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
Period Ended
Union Bankshares, Inc.
NASDAQ Composite Index
S&P U.S. SmallCap Banks Index

	Period Ended
Index	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
Union Bankshares, Inc.	100.00	119.60	110.43	86.66	64.82	78.47
NASDAQ Composite Index	100.00	129.64	125.96	172.18	249.51	304.85
S&P U.S. SmallCap Banks Index	100.00	104.33	87.06	109.22	99.19	138.09
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

Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
GENERAL
The following discussion and analysis by management focuses on those factors that, in management's view, had a material effect on the consolidated financial position of Union Bankshares, Inc. ("the Company," "our," "we," "us") and its subsidiary, Union Bank ("Union"), as of December 31, 2021 and 2020, and its consolidated results of operations for the years then ended. The Company is considered a "smaller reporting company" under the disclosure rules of the SEC. Accordingly, the Company has elected to provide its audited statements of income, comprehensive income, cash flows, and changes in stockholders' equity for a two year, rather than a three year, period and intends to provide smaller reporting company scaled disclosures where management deems appropriate.

This discussion is being presented to provide a narrative explanation of the consolidated financial statements and should be read in conjunction with the consolidated financial statements and related notes and with other financial data contained in Item 8, Part II of this Annual Report. The purpose of this presentation is to enhance overall financial disclosures and to provide information about historical financial performance and developing trends as a means to assess to what extent past performance can be used to evaluate the prospects for future performance. Management is not aware of the occurrence of any events after December 31, 2021 which would materially affect the information presented.
CERTAIN DEFINITIONS
Capitalized terms used in the following discussion and not otherwise defined below have the meanings assigned to them in Note 1 to the Company's audited consolidated financial statements contained in Part II, item 8, page 53 of this Annual Report.
NON-GAAP FINANCIAL MEASURES
Under SEC Regulation G, public companies making disclosures containing financial measures that are not in accordance with GAAP must also disclose, along with each non-GAAP financial measure, certain additional information, including a reconciliation of the non-GAAP financial measure to the closest comparable GAAP financial measure, as well as a statement of the company's reasons for utilizing the non-GAAP financial measure.
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
Intangible assets
The Company's intangible assets include goodwill, which represents the excess of the purchase price over the fair value of net assets acquired in the 2011 Branch Acquisition. In accordance with current authoritative guidance, the Company assesses qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of the Company is less than its carrying amount, which could result in goodwill impairment. The Company also recorded acquired identifiable intangible assets in connection with the 2011 Branch Acquisition, representing the core deposit intangible which was subject to straight-line amortization over the estimated 10 years average life of the acquired core deposit base. The core deposit intangible was fully amortized in 2021.
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

OVERVIEW
The Company's consolidated net income was $13.2 million, with basic earnings per share of $2.94 per share, for 2021 compared to $12.8 million, and basic earnings per share of $2.86 per share for 2020. The increase in net income reflects the combined effect of an increase in net interest income of $4.1 million or 13.0%, no provision for loan losses for 2021 compared to a provision of $2.2 million for 2020, partially offset by a decrease in noninterest income of $3.0 million, or 19.0%, and increases in noninterest expenses of $2.7 million, or 8.9%, and the provision for income taxes of $227 thousand, or 9.4%.
Sales of qualifying residential loans to the secondary market for the year ended December 31, 2021 were $216.8 million resulting in gain on sales of $5.0 million, compared to sales of $263.1 million and gain on sales of $8.2 million for the year ended December 31, 2020.
As of December 31, 2021, the Company had total consolidated assets of $1.2 billion, an increase of 10.2% compared to December 31, 2020. Total investments increased $162.1 million, or 151.8%, to $269.0 million, or 22.3% of total assets at December 31, 2021 compared to $106.8 million, or 9.8% of total assets, as of December 31, 2020. Net loans and loans held for sale decreased $1.7 million or 0.2%, to $793.2 million, or 65.8% of total assets, at December 31, 2021, compared to $794.9 million, or 72.7% of total assets, at December 31, 2020. The changes in percentages to total assets for investments and loans for the annual comparison periods was driven by the continued influx of customer deposits and investing those funds to maximize yield as opposed to leaving the monies in Federal Funds sold. This strategy also impacted the level of federal funds sold for the comparison periods which were $61.3 million at December 31, 2021 compared to $117.4 million at December 31, 2020.
Customer deposits, increased $100.8 million, or 10.1%, to reach $1.1 billion at December 31, 2021. The increase was attributable to proceeds from PPP loans deposited into customer accounts at Union and customers' receipt of government stimulus payments. The increase in customer deposit balances also reduced the need for reliance on wholesale funding. There were no borrowed funds at December 31, 2021 compared to $7.2 million at December 31, 2020.
Additionally, in August 2021, the Company completed the private placement of $16.5 million in aggregate principal amount of fixed-to-floating rate subordinated notes due 2031 (the "Notes") to certain qualified institutional buyers and accredited investors. The Notes initially bear interest, payable semi-annually, at the rate of 3.25% per annum, until September 1, 2026. From and including September 1, 2026, the interest rate applicable to the outstanding principal amount due will reset quarterly to the then current three-month secured overnight financing rate ("SOFR") plus 263 basis points. The Company may, at its option, beginning with the interest payment date of September 1, 2026 but not generally prior thereto, and on any scheduled interest payment date thereafter, redeem the Notes, in whole or in part. The Company used the proceeds to provide additional capital to Union to support its growth and for other general corporate purposes.
The Company's total capital increased from $80.9 million at December 31, 2020 to $84.3 million at December 31, 2021. This increase reflects net income of $13.2 million for 2021, partially offset by $5.9 million in regular cash dividends paid and $4.2 million in accumulated other comprehensive income. (See Capital Resources on pages 43 to 44.)

The following per share information and key ratios presented in the table below depict several measurements of performance or financial condition at or for the years ended December 31, 2021 and 2020:

	2021	2020
Return on average assets	1.16%	1.33%
Return on average equity	15.92%	16.87%
Net interest margin (1)	3.38%	3.57%
Efficiency ratio (2)	73.13%	62.75%
Net interest spread (3)	3.27%	3.40%
Loan to deposit ratio	73.13%	80.80%
Net (recoveries) charge-offs to total average loans	(0.01)%	0.01%
Allowance for loan losses to loans not held for sale	1.06%	1.07%
Nonperforming assets to total assets (4)	0.39%	0.27%
Equity to assets	7.00%	7.39%
Total capital to risk weighted assets	15.39%	13.87%
Book value per share	$18.77	$18.05
Basic earnings per share	$2.94	$2.86
Diluted earnings per share	$2.92	$2.85
Dividends paid per share	$1.32	$1.28
Dividend payout ratio (5)	44.90%	44.76%
__________________
(1)The ratio of tax equivalent net interest income to average earning assets. See page 29 for more information.
(2)The ratio of noninterest expenses to tax equivalent net interest income and noninterest income, excluding securities gains (losses).
(3)The difference between the average yield on earning assets and the average rate paid on interest bearing liabilities. See page 29 for more information.
(4)Nonperforming assets are loans or investment securities that are in nonaccrual or 90 or more days past due as well as OREO or OAO.
(5)Cash dividends declared and paid per share divided by consolidated net income per share.

RESULTS OF OPERATIONS
For the year ended December 31, 2021, net income was $13.2 million compared to $12.8 million for the year ended December 31, 2020. The primary components of these results, which include net interest income, provision for loan losses, noninterest income, noninterest expenses, and provision for income taxes, are discussed below:
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
Net interest income was $35.7 million on a fully tax equivalent basis for 2021, compared to $31.6 million for 2020, an increase of $4.1 million, or 13.0%. The net interest spread decreased 13 bps to 3.27% for the year ended December 31, 2021, from 3.40% for the year ended December 31, 2020, reflecting the net effect of the 30 bps decrease in the average rate paid on interest bearing liabilities and the 43 bps decrease in the average yield earned on interest earning assets between periods. The net interest margin decreased 19 bps to 3.38% for the year ended December 31, 2021 compared to 3.57% for the year ended December 31, 2020.
The average yield on average earning assets was 3.71% for the year ended December 31, 2021 compared to 4.14% for the year ended December 31, 2020, a decrease of 43 bps despite an increase in average earning assets of $171.6 million. The prolonged low interest rate environment continues to put downward pressure on asset yields. Interest income on investment securities increased $791 thousand year over year due to an increase in average balances of $78.1 million between the comparison periods partially offset by a decrease of 65 bps in the average yield. The average balance of PPP loans was $49.9 million for the year ended December 31, 2021 with an average yield of 6.67% which takes into account the 1.0% interest charged on PPP loans and related fee income recognized during 2021. Interest income on loans, excluding PPP loans, decreased $69 thousand between comparison periods due to a decrease in the average yield of 34 bps, despite an increase in the average volume of loans outstanding of $52.3 million. The current interest rate environment and competition for quality loans continue to put downward pressure on loan yields.
The average cost of funding, which is tied primarily to our customer deposits, decreased 30 bps to 0.44% for the year ended December 31, 2021, compared to 0.74% for the year ended December 31, 2020. Interest expense decreased $1.6 million to $3.6 million for the year ended December 31, 2021 compared to $5.1 million for the year ended December 31, 2020. The decrease in interest expense was primarily due to lower rates paid on interest bearing liabilities, partially offset by an increase in average balances of $106.1 million between periods. Higher customer deposit balances reduced reliance on wholesale funding, as evidenced by decreases of $16.9 million, or 70.5%, in the average balance of borrowed funds and $152 thousand in interest expense between the comparison periods. The issuance of subordinated debt in August of 2021 resulted in an average balance of $6.2 million for the year ended December 31, 2021 and an average rate of 3.19% and interest expense of $199 thousand. See the following tables for details.

The following table shows for the periods indicated the total amount of tax equivalent interest income from average interest earning assets, the related average tax equivalent yields, the tax equivalent interest expense associated with average interest bearing liabilities, the related tax equivalent average rates paid, and the resulting tax equivalent net interest spread and margin:

	Years Ended December 31,
	2021			2020
	Average Balance (1)	Interest Earned/ Paid	Average Yield/ Rate	Average Balance (1)	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Average Assets:
Federal funds sold and overnight deposits	$81,660	$100	0.12%	$47,020	$92	0.19%
Interest bearing deposits in banks	13,299	139	1.05%	8,919	162	1.81%
Investment securities (2), (3)	165,424	2,755	1.74%	87,352	1,964	2.39%
PPP loans, net (4)	49,929	3,330	6.67%	47,069	1,435	3.05%
Loans (excluding PPP loans), net (2), (5)	758,965	32,931	4.38%	706,710	33,000	4.72%
Nonmarketable equity securities	1,158	18	1.54%	1,795	97	5.40%
Total interest earning assets (2)	1,070,435	39,273	3.71%	898,865	36,750	4.14%
Cash and due from banks	4,858			5,265
Premises and equipment	21,302			20,501
Other assets	37,332			35,910
Total assets	$1,133,927			$960,541
Average Liabilities and Stockholders' Equity:
Interest bearing checking accounts	$255,031	$586	0.23%	$197,698	$705	0.36%
Savings/money market accounts	416,245	1,644	0.39%	330,085	2,191	0.66%
Time deposits	118,145	917	0.78%	144,856	1,880	1.30%
Borrowed funds and other liabilities	7,080	219	3.05%	24,015	371	1.52%
Subordinated notes	6,244	199	3.19%	—	—	—%
Total interest bearing liabilities	802,745	3,565	0.44%	696,654	5,147	0.74%
Noninterest bearing deposits	238,572			177,792
Other liabilities	9,891			10,188
Total liabilities	1,051,208			884,634
Stockholders' equity	82,719			75,907
Total liabilities and stockholders’ equity	$1,133,927			$960,541
Net interest income		$35,708			$31,603
Net interest spread (2)			3.27%			3.40%
Net interest margin (2)			3.38%			3.57%
____________________
(1)Average balances are calculated based on a daily averaging method.
(2)Average yields reported on a tax equivalent basis using a marginal federal corporate income tax rate of 21%.
(3)Average balances of investment securities are calculated on the amortized cost basis and include nonaccrual securities, if applicable.
(4)Includes unamortized costs and unamortized premiums.
(5)Includes loans held for sale as well as nonaccrual loans, unamortized costs and unamortized premiums and is net of the allowance for loan losses.

Tax exempt interest income amounted to $2.1 million and $2.6 million for the years ended December 31, 2021 and 2020, respectively. The following table presents the effect of tax exempt income on the calculation of net interest income, using a marginal federal corporate income tax rate of 21% for the years ended December 31, 2021 and 2020:

	Years Ended December 31,
	2021	2020
	(Dollars in thousands)
Net interest income as presented	$35,708	$31,603
Effect of tax-exempt interest
Investment securities	125	121
Loans	299	381
Net interest income, tax equivalent	$36,132	$32,105

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
•changes in rate (change in rate multiplied by prior volume); and
•total change in rate and volume.

Changes attributable to both rate and volume have been allocated proportionately to the change due to volume and the change due to rate.

	Year Ended December 31, 2021 Compared to Year Ended December 31, 2020 Increase/(Decrease) Due to Change In			Year Ended December 31, 2020 Compared to Year Ended December 31, 2019 Increase/(Decrease) Due to Change In
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in thousands)
Interest earning assets:
Federal funds sold and overnight deposits	$51	$(43)	$8	$163	$(261)	$(98)
Interest bearing deposits in banks	60	(83)	(23)	25	(58)	(33)
Investment securities	1,491	(700)	791	165	(334)	(169)
PPP loans, net	92	1,803	1,895	1,435	—	1,435
Loans (excluding PPP loans). net	2,418	(2,487)	(69)	2,461	(2,670)	(209)
Nonmarketable equity securities	(26)	(53)	(79)	(36)	(10)	(46)
Total interest earning assets	$4,086	$(1,563)	$2,523	$4,213	$(3,333)	$880
Interest bearing liabilities:
Interest bearing checking accounts	$172	$(291)	$(119)	$119	$99	$218
Savings/money market accounts	482	(1,029)	(547)	465	(211)	254
Time deposits	(303)	(660)	(963)	(17)	(404)	(421)
Borrowed funds	(365)	213	(152)	(281)	(223)	(504)
Subordinated notes	199	—	199	—	—	—
Total interest bearing liabilities	$185	$(1,767)	$(1,582)	$286	$(739)	$(453)
Net change in net interest income	$3,901	$204	$4,105	$3,927	$(2,594)	$1,333

Provision for Loan Losses. There was no provision for loan losses recorded for the year ended December 31, 2021 and $2.2 million recorded for year ended December 31, 2020. The higher provision in 2020 resulted from management's adjustment to the economic qualitative factors utilized to estimate the allowance for loan losses due to the economic disruption related to the COVID-19 pandemic impacting Union's borrowers. No provision for 2021 was deemed appropriate by management based on the size and mix of the loan portfolio, the level of nonperforming loans, the results of the qualitative factor review and prevailing economic conditions. For further details, see FINANCIAL CONDITION Asset Quality and Allowance for Loan Losses below.
Noninterest Income. The following table sets forth the components of noninterest income for the years ended December 31, 2021 and 2020 :

	For the Years Ended December 31,
	2021	2020	$ Variance	% Variance
	(Dollars in thousands)
Trust income	$808	$707	$101	14.3
Service fees	6,516	5,924	592	10.0
Net gains on sales of loans held for sale	4,956	8,168	(3,212)	(39.3)
Net gains on sales of investment securities AFS	—	11	(11)	(100.0)
Net (loss) gain on other investments	(21)	240	(261)	(108.8)
Income from MSRs, net	243	542	(299)	(55.2)
Income from Company-owned life insurance	309	318	(9)	(2.8)
Other income	152	93	59	63.4
Total noninterest income	$12,963	$16,003	$(3,040)	(19.0)
The significant changes in noninterest income for the year ended December 31, 2021 compared to the year ended December 31, 2020 are described below:
•Trust income. Trust income increased as dollars in managed fiduciary accounts grew between December 31, 2020 and 2021, aided by the improvement in the stock market during 2021.
•Service fees. Service fee income increased $592 thousand for the year ended December 31, 2021 compared to the same period in 2020 primarily due to increases of $395 thousand in ATM network income, $117 thousand in merchant program fee income, $60 thousand loan servicing fee income, and $18 thousand in wire transfer income.
•Net gains on sales of loans held for sale. The Company mitigates long-term interest rate risk by selling qualifying residential loans to the secondary market. Management reduced the volume of loans sold in 2021 compared to 2020 in order to utilize some of Union's excess liquidity. Residential loans totaling $216.8 million were sold to the secondary market during 2021, compared to residential and commercial loan sales of $263.2 million during 2020. The decrease of $3.2 million in net gains on sales of loans held for sale is reflective of the lower sales volumes and lower premiums obtained on those sales.
•Net (loss) gain on other investments. Participants in the 2020 Amended and Restated Nonqualified Excess Plan (the "2020 Deferred Compensation Plan") elect to defer receipt of current compensation from the Company or its subsidiary and select designated reference investments consisting of investment funds. The performance of those funds, over which the Company has no control, resulted in net losses of $21 thousand for the year ended December 31, 2021 compared to net gains of $240 thousand for the year ended December 31, 2020.
•Income from MSRs, net. Income from MSRs is derived from servicing rights acquired through the sale of loans where servicing is retained. Capitalized servicing rights are initially recorded at fair value and amortized in proportion to, and over the period of, the future estimate of servicing the underlying mortgages. The decrease in the volume of sales of residential loans as discussed above resulted in a decrease in income of $299 thousand for 2021 compared to 2020.
•Other income. The increase in Other income is attributable to $38 thousand in prepayment penalties received from the early payoff of loans during 2021, in addition to an increase of $20 thousand in gains on the utilization of tax credits for 2021 compared to 2020.

Noninterest Expenses. The following table sets forth the components of noninterest expenses for the years ended December 31, 2021 and 2020:

	For the Years Ended December 31,
	2021	2020	$ Variance	% Variance
	(Dollars in thousands)
Salaries and wages	$14,448	$13,220	$1,228	9.3
Employee benefits	4,593	4,580	13	0.3
Occupancy expense, net	1,890	1,805	85	4.7
Equipment expense	3,447	3,057	390	12.8
Vermont franchise tax	968	759	209	27.5
Professional fees	922	774	148	19.1
ATM and debit card expense	898	800	98	12.3
FDIC insurance assessment	644	443	201	45.4
Other loan related expenses	421	346	75	21.7
Electronic banking expenses	381	336	45	13.4
Trust expenses	353	307	46	15.0
Prepayment penalties on borrowings	226	66	160	242.4
Donations	208	272	(64)	(23.5)
Other losses	86	47	39	83.0
Amortization of core deposit intangible	71	171	(100)	(58.5)
Other expenses	3,299	3,199	100	3.1
Total noninterest expenses	$32,855	$30,182	$2,673	8.9
The significant changes in noninterest expense for the year ended December 31, 2021 compared to the year ended December 31, 2020 are described below:
•Salaries and wages. The $1.2 million increase in salaries and wages was primarily due to the deferral of loan origination costs in 2020, in addition to annual increases in employee's salaries and wages in 2021 and an increase in the accrual amounts for the annual incentive plan payments to select officers of Union. Salaries and wages are reduced by deferred loan origination costs at the time of origination. Deferred loan origination costs reduced salaries and wages by $43 thousand for the years ended December 31, 2021, compared to $430 thousand for the same period in 2020. The lower deferred loan origination costs for 2021 compared to 2020 is primarily attributable to the forgiveness of PPP loans during 2021. Additionally, $39 thousand was expensed for a one-time incentive that was paid to employees who have received the COVID-19 vaccination.
•Employee benefits. Employee benefit expense increased $13 thousand due to increases of $260 thousand in the cost of group health insurance and $43 thousand in 401k plan contributions, partially offset by a decrease of $281 thousand in employee benefits related to the Company's deferred compensation plans, and a decrease of $9 thousand in payroll taxes.
•Occupancy expense, net. The increase in occupancy expense, net, primarily relates to a $108 thousand loss recognized due to the disposition of a branch location in 2021. There was a loss on the disposal of leasehold improvements of $34 thousand recorded related to a branch closure in May of 2020. The branch closures and dispositions were not the result of the COVID-19 pandemic. Additionally, property tax expense increased $68 thousand primarily due to the opening of a new full service branch location during the fourth quarter of 2021. These increases were partially offset by decreases of $35 thousand in lease expense and $29 thousand in repairs and maintenance.
•Equipment expense. Equipment expense increased by $390 thousand primarily due to increases in software license and maintenance costs for 2021 compared to 2020.
•Vermont franchise taxes. The Vermont franchise tax is determined based on a quarterly tax rate applied to the Company's average balance of Vermont customer deposit balances. The tax rate remained unchanged throughout 2021 and 2020; however, the average balances in Vermont deposit account balances increased for the year ended December 31, 2021, resulting in an increase in expense.
•Professional fees. During 2021, additional consultants were engaged to assist with employment searches and other advisory services that were not utilized in 2020, resulting in a $148 thousand increase between periods.

•ATM and debit card expense. The $98 thousand increase in expense between periods is due to changes in services with ATM and debit card service providers and an increase in the volume of activity.
•FDIC insurance assessment. The deposit insurance assessment base and assessment rate both increased in 2021 compared to 2020, resulting in an increase in expense.
•Other loan related expenses. Other loan related expenses consist of other costs incurred for originating and servicing loans such as insurance and property tax tracking expenses, credit report fees and other real estate closing costs. These expenses increased in 2021 compared to 2020 primarily due to the increase in loan volumes throughout the Company's market areas.
•Electronic banking expenses. Electronic banking expenses increased $45 thousand in 2021 compared to 2020 due to additional online banking services and an increase in the volume of activity.
•Trust expenses. The increase in trust expenses primarily relates to additional costs for professional assistance and data processing resulting from the growth in assets in managed accounts.
•Prepayment penalties on borrowings. During 2021, the Company paid prepayment penalties on the early payoff of FHLB advances of $226 thousand compared to $66 thousand of prepayment penalties paid in 2020.
•Donations. Charitable donations are made as part of the Company's commitment to continually help to enhance the economic vitality and social welfare of our communities. Donations for 2021 decreased $64 thousand compared to 2020.
•Other losses. The increase in expense is primarily due to business debit card fraud during the third quarter of 2021.
•Amortization of core deposit intangible. The core deposit intangible was fully amortized in 2021 resulting in a decrease in amortization expense from 2020 to 2021.

Provision for Income Taxes. The Company has provided for current and deferred federal income taxes for the current and prior periods presented. The Company's net provision for income taxes was $2.6 million for 2021 and $2.4 million for 2020. The Company’s effective federal corporate income tax rate was 16.1% and 15.5% for 2021 and 2020, respectively.
Amortization expense related to limited partnership investments included as a component of tax expense amounted to $1.0 million and $935 thousand for the years ended December 31, 2021 and 2020, respectively. These investments provide tax benefits, including tax credits. Low income housing tax credits with respect to limited partnership investments are also included as a component of income tax expense and amounted to $1.1 million and $987 thousand for the years ended December 31, 2021 and 2020, respectively. See Note 11 to the Company's consolidated financial statements.

FINANCIAL CONDITION
At December 31, 2021, the Company had total consolidated assets of $1.2 billion, including gross loans and loans held for sale (total loans) of $800.9 million, deposits of $1.1 billion and stockholders' equity of $84.3 million. The Company’s total assets increased $111.8 million, or 10.2%, from $1.1 billion at December 31, 2020.
Net loans and loans held for sale decreased $1.7 million, or 0.2%, to $793.2 million, or 65.8% of total assets, at December 31, 2021, compared to $794.9 million, or 72.7% of total assets, at December 31, 2020. (See Loan Portfolio below.)
Total deposits increased $100.8 million, or 10.1% to $1.1 billion at December 31, 2021, from $994.3 million at December 31, 2020. There were increases in interest bearing deposits of $86.1 million, or 13.5%, and noninterest bearing deposits of $49.6 million, or 23.1%, which were partially offset by a decrease in time deposits of $35.0 million, or 24.7%.
There were no borrowed funds at December 31, 2021. Borrowed funds, which consisted of FHLB advances, were $7.2 million at December 31, 2020. (See Borrowings on page 41.)
In August 2021, the Company completed the private placement of $16.5 million in aggregate principal amount of fixed-to-floating rate subordinated notes due 2031 to certain qualified institutional buyers and accredited investors. The Notes are presented net of unamortized issuance costs of $329 thousand at December 31, 2021 in the consolidated balance sheets.
Total stockholders’ equity increased $3.5 million, or 4.3%, from $80.9 million at December 31, 2020 to $84.3 million at December 31, 2021. (See Capital Resources on pages 43 to 44.)

Loan Portfolio. The Company's gross loan portfolio (including loans held for sale) decreased $2.5 million, or 0.3%, to $800.9 million, representing 66.4% of assets at December 31, 2021, from $803.4 million, representing 73.5% of assets at December 31, 2020. The Company's loans consist primarily of adjustable-rate and fixed-rate mortgage loans secured by one-to-four family, multi-family residential or commercial real estate. Real estate secured loans represented $670.6 million, or 83.7% of total loans, at December 31, 2021 compared to $593.4 million, or 73.9% of total loans, at December 31, 2020. The Company had 154 PPP loans totaling $13.6 million classified as commercial loans at December 31, 2021 compared to 679 PPP loans totaling $66.2 million at December 31, 2020. Changes in the composition of the Company's loan portfolio from December 31, 2020 (see table below) resulted primarily from the decrease in the commercial portfolio related to PPP loan forgiveness and a decrease in the municipal portfolio, partially offset by an increase in the volume of residential loans originated. There was no material change in the Company's lending programs or terms during 2021.

The composition of the Company's loan portfolio was as follows at December 31:

	2021		2020
	$	%	$	%
	(Dollars in thousands)
Residential real estate	$246,827	30.8	$183,166	22.8
Construction real estate	65,149	8.1	57,417	7.1
Commercial real estate	344,816	43.1	320,627	39.9
Commercial	49,788	6.2	108,861	13.6
Consumer	2,376	0.3	2,601	0.3
Municipal	78,094	9.8	98,497	12.3
Loans held for sale	13,829	1.7	32,188	4.0
Total loans	$800,879	100.0	$803,357	100.0

The Company originates and sells qualified residential mortgage loans in various secondary market avenues, with a majority of sales made to the FHLMC/Freddie Mac, generally with servicing rights retained. At December 31, 2021, the Company serviced an $898.8 million residential real estate mortgage portfolio, of which $13.8 million was held for sale and approximately $638.1 million was serviced for unaffiliated third parties. This compares to a residential real estate mortgage servicing portfolio of $819.6 million at December 31, 2020, of which $32.2 million was held for sale and approximately $604.2 million was serviced for unaffiliated third parties. Loans held for sale are accounted for at the lower of cost or fair value and are reviewed by management at least quarterly based on current market pricing.

The Company sold $216.8 million of qualified residential real estate loans originated during 2021 to the secondary market to mitigate long-term interest rate risk and to generate fee income, compared to sales of $263.1 million during 2020. Residential mortgage loan origination activity continued to be strong during 2021, consisting of both refinancing and purchase activity. Customers continued to refinance existing mortgages in order to obtain lower rates and purchase activity continued to be strong despite low housing inventory. The Company originates and sells FHA, VA, and RD residential mortgage loans, and also has an Unconditional Direct Endorsement Approval from HUD which allows the Company to approve FHA loans originated in any of its Vermont or New Hampshire locations without needing prior HUD underwriting approval. The Company sells FHA, VA and RD loans as originated with servicing released.Some of the government backed loans qualify for zero down payments without geographic or income restrictions. These loan products increase the Company's ability to serve the borrowing needs of residents in the communities served, including low and moderate income borrowers, while the government guaranty mitigates the Company's exposure to credit risk.

The Company also originates commercial real estate and commercial loans under various SBA, USDA and State sponsored programs which provide a government agency guaranty for a portion of the loan amount. There was $17.2 million and $70.2 million guaranteed under these various programs at December 31, 2021 and 2020, respectively, on aggregate balances of $18.5 million and $71.5 million in subject loans for the same time periods. These amounts include the $13.6 million and $66.2 million of PPP loans that were guaranteed 100% by SBA at December 31, 2021 and 2020, respectively. The Company occasionally sells the guaranteed portion of a loan to other financial concerns and retains servicing rights, which generates fee income. There were no commercial loans sold during 2021 and $131 thousand in commercial real estate or commercial loans sold during 2020. The Company recognizes gains and losses on the sale of the principal portion of these loans as they occur.

The Company serviced $21.2 million and $25.2 million of commercial and commercial real estate loans for unaffiliated third parties as of December 31, 2021 and 2020, respectively. This includes $19.6 million and $23.7 million of commercial or commercial real estate loans the Company had participated out to other financial institutions at December 31, 2021 and 2020, respectively. These loans were participated in the ordinary course of business on a nonrecourse basis, for liquidity or credit concentration management purposes.

As of December 31, 2021, total loans serviced had grown to $1.5 billion, which includes total loans on the balance sheet of $800.9 million as well as total loans sold with servicing retained of $659.3 million, compared to total loans serviced of $1.4 billion as of December 31, 2020.

The Company capitalizes MSRs for all loans sold with servicing retained and recognizes gains and losses on the sale of the principal portion of these loans as they occur. The unamortized balance of MSRs on loans sold with servicing retained was $2.5 million and $2.3 million as of December 31, 2021 and 2020, respectively, with an estimated market value in excess of the carrying value at both year ends. Management periodically evaluates and measures the servicing assets for impairment.

Qualifying residential first mortgage loans and certain commercial real estate loans with a carrying value of $224.4 million and $210.0 million were pledged as collateral for borrowings from the FHLB under a blanket lien at December 31, 2021 and 2020, respectively.

The following table breaks down by classification the contractual maturities of the gross loans held in portfolio and for sale as of December 31, 2021:

	Within 1 Year	2-5 Years	6-15 Years	Over 15 Years	Total
	(Dollars in thousands)
Fixed rate
Residential real estate	$204	$1,269	$44,765	$142,262	$188,500
Construction real estate	27,014	3,960	6,541	2,768	40,283
Commercial real estate	1,240	5,005	33,466	—	39,711
Commercial	464	21,469	19,858	—	41,791
Consumer	1,252	1,020	86	—	2,358
Municipal	62,871	9,172	6,051	—	78,094
Total fixed rate	93,045	41,895	110,767	145,030	390,737
Variable rate
Residential real estate	856	831	49,848	20,621	72,156
Construction real estate	3,337	6,541	8,877	6,111	24,866
Commercial real estate	5,783	2,837	228,047	68,438	305,105
Commercial	2,137	1,391	4,469	—	7,997
Consumer	18	—	—		18
Total variable rate	12,131	11,600	291,241	95,170	410,142
	$105,176	$53,495	$402,008	$240,200	$800,879

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
The region's economic environment is seeing signs of improvement as the states of Vermont and New Hampshire are fully opened after the COVID-19 pandemic closure of large segments of the economy. There is demand for leisure travel and dining out which is supporting the region's tourist and restaurant industries; however, the industry is also facing some staffing challenges as workforce participation is lagging. Demand for homes has surged with the general safety and desirability of the region, low interest rates and the increased ability of working remotely. The Company’s management is focused on the impact COVID-19 is having on its borrowers and closely monitors industry and geographic concentrations, specifically the continuing impact on the region's tourist and restaurant industries. The Vermont unemployment rate was reported at 2.5% for December 2021 compared to 3.1% for December 2020 and the New Hampshire unemployment rate was 2.6% for December 2021 compared to 4.0% for December 2020. These rates compare favorably with the nationwide unemployment rate of 3.9% and 6.7%, respectively, for the comparable periods. Management will continue to monitor the national, regional and local economic environment in relation to COVID-19 and its impact on unemployment, business outlook and real estate values in the Company’s market area.
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
In March 2020, the CARES Act was passed and federal banking agencies issued guidance, confirmed by the FASB, providing that certain short-term modifications made to loans to borrowers affected by the COVID-19 pandemic and government shutdown orders would not be considered TDRs under specified circumstances (See Note 1). Through December 31, 2021, the Company had executed modifications under this guidance and the CARES Act on outstanding loan balances of $139.9 million, with total accrued interest of $849 thousand. Of the total modifications executed, outstanding loan balances of $369 thousand remained subject to modified terms and carried accrued interest of $9 thousand as of December 31, 2021.
The following table details the composition of the Company's nonperforming assets and amounts utilized to calculate certain asset quality ratios monitored by Company's managements as of December 31:

	2021	2020
	(Dollars in thousands)
Nonaccrual loans	$4,650	$2,410
Loans past due 90 days or more and still accruing interest	98	511
Total nonperforming loans	4,748	2,921
OREO	—	50
Total nonperforming assets	$4,748	$2,971

Guarantees of U.S. or state government agencies on the above nonperforming loans	$113	$177
TDR loans	$2,215	$2,864
Allowance for loan losses	$8,336	$8,271
Net (recoveries) charge-offs	$(65)	$51
Total loans outstanding	$800,879	$803,357
Total average loans outstanding	$808,894	$753,779

The following table shows trends of certain asset quality ratios monitored by Company's management at December 31:

	2021	2020
	(Dollars in thousands)
Allowance for loan losses to total loans outstanding	1.04%	1.03%
Allowance for loan losses to nonperforming loans	175.57%	283.16%
Allowance for loan losses to nonaccrual loans	179.27%	343.20%
Nonperforming loans to total loans	0.59%	0.36%
Nonperforming assets to total assets	0.39%	0.27%
Nonaccrual loans to total loans	0.58%	0.30%
Delinquent loans (30 days to nonaccruing) to total loans	0.82%	0.83%
Net (recoveries) charge-offs to total average loans	(0.01)%	0.01%
Residential real estate	(0.03)%	—%
Net (recoveries) charge-offs	$(66)	$(8)
Total average loans	$243,212	$217,588
Construction real estate	—%	—%
Net (recoveries) charge-offs	$—	$—
Total average loans	$62,678	$43,628
Commercial real estate	—%	0.02%
Net (recoveries) charge-offs	$—	$54
Total average loans	$324,101	$309,066
Commercial	—%	—%
Net (recoveries) charge-offs	$—	$—
Total average loans	$88,626	$92,382
Consumer	0.04%	0.16%
Net (recoveries) charge-offs	$1	$5
Total average loans	$2,608	$3,075
Municipal	—%	—%
Net (recoveries) charge-offs	$—	$—
Total average loans	$87,669	$88,040

Nonperforming loans at December 31, 2021 increased $1.8 million, or 62.5%, and increased as a percentage of assets from 0.27% at December 31, 2020 to 0.39% at December 31, 2021, with the ALL as a percentage of nonperforming loans decreasing from 283.16% to 175.57%. Management considers the asset quality ratios to be at favorable levels. The Company's success at keeping the ratios at favorable levels is the result of continued focus on maintaining strict underwriting standards, as well as our practice, as a community bank, of actively working with troubled borrowers to resolve the borrower's delinquency, while maintaining the safe and sound credit practices of Union and safeguarding our strong capital position. There were no residential real estate loans in process of foreclosure at December 31, 2021. The state-mandated moratorium on foreclosures in Vermont related to the COVID-19 emergency was lifted effective July 15, 2021. The aggregate interest on nonaccrual loans not recognized was $504 thousand and $420 thousand for the years ended December 31, 2021 and 2020, respectively.

The Company had loans rated substandard that were on a performing status totaling $769 thousand at December 31, 2021 and $2.2 million at December 31, 2020. In management's view, such loans represent a higher degree of risk of becoming nonperforming loans in the future. While still on a performing status, in accordance with the Company's credit policy, loans are internally classified when a review indicates the existence of any of the following conditions, making the likelihood of collection questionable:
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
On occasion, the Company acquires residential or commercial real estate properties through or in lieu of loan foreclosure. These properties are held for sale and are initially recorded as OREO at fair value less estimated selling costs at the date of the Company’s acquisition of the property, with fair value based on an appraisal for more significant properties and on a broker’s price opinion for less significant properties. Holding costs and declines in fair value of properties acquired are expensed as incurred. Declines in the fair value after acquisition of the property result in charges against income before tax. There were no such declines during 2021 and 2020. The Company evaluates each OREO property at least quarterly for changes in the fair value. The Company had no properties classified as OREO at December 31, 2021 and one residential real estate property valued at $50 thousand classified as OREO at December 31, 2020.

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

The level of ALL allocable to each loan portfolio category with similar risk characteristics is determined based on historical charge-offs, adjusted for qualitative risk factors. A quarterly analysis of various qualitative factors, including portfolio characteristics, national and local economic trends, overall market conditions, and levels of, and trends in, delinquencies and nonperforming loans, helps to ensure that areas with the potential risk for loss are considered in management's ALL estimate. The economic qualitative reserve factor assigned to each loan portfolio in the ALL estimate was increased during 2020 due to the economic disruption at the onset of the COVID-19 pandemic. During 2020, the economic qualitative reserve factor was increased 25 bps for the residential real estate, construction real estate, commercial real estate, commercial and consumer loan portfolios and 10 bps for the municipal loan portfolio. During 2021, the economic qualitative reserve factor assigned to each loan portfolio in the ALL estimate was decreased due to continued indications of economic improvement and with the majority of borrowers that had executed loan modifications due to COVID-19 no longer subject to modified terms. The economic qualitative reserve factor was decreased 10 bps for the residential real estate, commercial real estate, commercial, consumer and municipal loan portfolios and 5 bps for the construction real estate loan portfolio during 2021. In addition to the qualitative risk factor analysis of each loan portfolio, loans meeting specified criteria are also evaluated for specific impairment and may be classified as impaired when management believes it is probable that the Company will not collect all the contractual interest and principal payments as scheduled in the loan agreement. Commercial loans with balances greater than $500 thousand was established by management as the threshold for individual impairment evaluation with a specific reserve allocated when warranted. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer, real estate or small balance commercial loans for impairment evaluation, unless such loans are subject to a restructuring agreement or have been identified as impaired as part of a larger customer relationship. A specific reserve amount is allocated to the ALL for individual loans that have been classified as impaired on the basis of the fair value of the collateral for collateral dependent loans, an observable market price, or the present value of anticipated future cash flows.

Impaired loans, including $2.2 million of TDR loans, were $6.8 million at December 31, 2021, with government guaranties of $423 thousand and a specific reserve amount allocated of $46 thousand. Impaired loans, including $2.9 million of TDR loans, were $4.6 million at December 31, 2020, with government guaranties of $514 thousand and a specific reserve amount allocated of $58 thousand. The specific reserve amount allocated to individually identified impaired loans decreased $12 thousand as a result of the December 31, 2021 impairment evaluation.

The following table (net of loans held for sale) shows the internal breakdown by class of loans of the Company's ALL and the percentage of loans in each category to total loans in the respective portfolios at December 31:

	2021		2020
	$	%	$	%
	(Dollars in thousands)
Residential real estate	$2,068	31.4	$1,776	23.8
Construction real estate	837	8.3	763	7.4
Commercial real estate	4,122	43.8	4,199	41.6
Commercial	275	6.3	458	14.1
Consumer	11	0.3	15	0.3
Municipal	86	9.9	214	12.8
Unallocated	937	—	846	—
Total	$8,336	100.0	8,271	100.0
Notwithstanding the categories shown in the table above or any specific allocation under the Company's ALL methodology, all funds in the ALL are available to absorb loan losses in the portfolio, regardless of loan category or specific allocation.

Management of the Company believes, in its best estimate, that the ALL at December 31, 2021 is appropriate to cover probable credit losses inherent in the Company’s loan portfolio as of such date. However, there can be no assurance that the Company will not sustain losses in future periods which could be greater than the size of the ALL at December 31, 2021. In addition, our banking regulators, as an integral part of their examination process, periodically review our ALL. Such agencies may require us to recognize adjustments to the ALL based on their judgments about information available to them at the time of their examination. A large adjustment to the ALL for losses in future periods may require increased provisions to replenish the ALL, which could negatively affect earnings.

Investment Activities. The investment portfolio is used to generate interest and dividend income, manage liquidity and mitigate interest rate sensitivity. At December 31, 2021, the fair value of investment securities AFS was $267.8 million, or 22.2% of total assets, compared to $105.8 million, or 9.7% of total assets, at December 31, 2020. The Company used excess liquidity to increase the investment portfolio during 2021 to obtain higher yields than what would have been earned at the current Federal Funds rate. There were no investment securities classified as HTM or as trading at December 31, 2021 or 2020. Investment securities classified as AFS are marked-to-market, with any unrealized gain or loss after estimated taxes charged to the equity portion of the balance sheet through the accumulated OCI component of stockholders' equity. The fair value of investment securities AFS at December 31, 2021 reflects a net unrealized loss of $2.0 million, compared to a net unrealized gain of $3.3 million at December 31, 2020.
At December 31, 2021, 110 debt securities had unrealized losses of $4.3 million, with aggregate depreciation of 1.58% from the Company's amortized cost basis. Securities are evaluated at least quarterly for OTTI and at December 31, 2021, in management's estimation, no security was OTTI. Management's evaluation of OTTI is subject to risks and uncertainties and is intended to determine the appropriate amount and timing of recognition of any impairment charge. The assessment of whether such impairment for debt securities has occurred is based on management's best estimate of the cash flows expected to be collected at the individual security level. We regularly monitor our investment portfolio to ensure securities that may be OTTI are identified in a timely manner and that any impairment charge is recognized in the proper period and, with respect to debt securities, that the impairment is properly allocated between credit losses recognized in earnings and noncredit unrealized losses recognized in OCI. Further deterioration in credit quality, imbalances in liquidity in the financial marketplace or a quick rise in interest rates might adversely affect the fair value of the Company's investment portfolio and may increase the potential that certain unrealized losses will be designated as OTT in future periods, resulting in write-downs and related charges to earnings.
At December 31, 2021, the Company had no investments in a single company or entity (other than U.S. Government-sponsored enterprise securities) that had an aggregate book value in excess of 2% of stockholders' equity. As of December 31, 2021, all MBS the Company owned were issued by the Government National Mortgage Association, Fannie Mae or the FHLMC/Freddie Mac. Although the Fannie Mae and Freddie Mac debt securities are not explicitly guaranteed by the federal government, one of the stated purposes of the U.S. Treasury's September, 2008 conservatorship and capital support of the two institutions was to stabilize the market in their debt securities, and that purpose was again evident in legislation passed by Congress in late 2009 which effectively lifted any dollar ceiling on the implicit U.S. Treasury guaranty of Fannie Mae and Freddie Mac debt securities.

Federal Home Loan Bank of Boston Stock. Union is a member of the FHLB, with an investment of $1.1 million and $1.0 million in its Class B common stock at December 31, 2021 and 2020, respectively. Union is required to invest in $100 par value stock of the FHLB in an amount tied to the unpaid principal balances on qualifying loans, plus an amount to satisfy an activity based requirement. The stock is nonmarketable, and is redeemable by the FHLB at par value. Although the FHLB was in compliance with all regulatory capital ratios as of December 31, 2021 and 2020, there is the possibility of future capital calls by the FHLB on member banks to ensure compliance with its capital plan. Union's investment in FHLB stock is carried at cost in Other assets on the consolidated balance sheets. Similar to evaluating investment securities for OTTI, the Company has evaluated its investment in the FHLB. Management's most recent evaluation of the Company's holdings of FHLB common stock concluded that the investment was not impaired at December 31, 2021.

Deposits. The following table shows information concerning the Company's average deposits by account type and the weighted average nominal rates at which interest was paid on such deposits for the years ended December 31:

	2021			2020
	Average Balance	Percent of Total Deposits	Average Rate Paid	Average Balance	Percent of Total Deposits	Average Rate Paid
	(Dollars in thousands)
Nontime deposits:
Noninterest bearing deposits	$238,572	23.2	—	$177,792	20.9	—
Interest bearing checking accounts	255,031	24.8	0.23%	197,698	23.2	0.36%
Money market accounts	248,864	24.2	0.62%	206,466	24.3	0.99%
Savings accounts	167,381	16.3	0.06%	123,619	14.6	0.12%
Total nontime deposits	909,848	88.5	0.25%	705,575	83.0	0.41%
Time deposits:
Less than $100,000	57,187	5.6	0.69%	73,880	8.7	1.10%
$100,000 and over	60,958	5.9	0.86%	70,976	8.3	1.50%
Total time deposits	118,145	11.5	0.78%	144,856	17.0	1.30%
Total deposits	$1,027,993	100.0	0.31%	$850,431	100.0	0.56%

Deposits grew $100.8 million, or 10.1%, from $994.3 million at December 31, 2020 to $1.1 billion at December 31, 2021. Total average deposits grew $177.6 million, or 20.9%, between years, with average nontime deposits growing $204.3 million, or 29.0%, and average time deposits decreasing $26.7 million, or 18.4%, during the same time frame. The increase in average balances for nontime deposits was attributable to proceeds from PPP loans deposited into customer accounts at Union, customer's receipt of government stimulus payments, and the general reduction in spending by customers due to supply chain delays. The average balances of time deposits decreased due to the maturity of higher rate paying time deposit accounts that customers have primarily transferred into other deposit account types.

The Company participates in CDARS, which permits the Company to offer full deposit insurance coverage to its customers by exchanging deposit balances with other CDARS participants. CDARS also provides the Company with an additional source of funding and liquidity through the purchase of deposits. There were no purchased CDARS deposits as of December 31, 2021 or December 31, 2020. There were $13.6 million of time deposits of $250,000 or less on the balance sheet at December 31, 2021 and $14.2 million at December 31, 2020, which were exchanged with other CDARS participants.

The Company also participates in the ICS program, a service through which Union can offer its customers demand or savings products with access to unlimited FDIC insurance, while receiving reciprocal deposits from other FDIC-insured banks. Like the exchange of certificate of deposit accounts through CDARS, exchange of demand or savings deposits through ICS provides a depositor with full deposit insurance coverage of excess balances, thereby helping the Company retain the full amount of the deposit on its balance sheet. As with the CDARS program, in addition to reciprocal deposits, participating banks may also purchase one-way ICS deposits. There were $155.3 million and $146.2 million in exchanged ICS demand and money market deposits on the balance sheet at December 31, 2021 and December 31, 2020, respectively. There were no purchased ICS deposits at December 31, 2021 or December 31, 2020.

At December 31, 2020, there were $15.0 million in retail brokered deposits issued under a master certificate of deposit program with a deposit broker for the purpose of providing a supplemental source of funding and liquidity. There were no retail brokered deposits at December 31, 2021.

A provision of the Dodd-Frank Act permanently raised FDIC deposit insurance coverage to $250 thousand per depositor per insured depository institution for each account ownership category. Uninsured deposits have been estimated to include deposits with balances greater than the FDIC insurance coverage limit of $250 thousand. This estimate is based on the same methodologies and assumptions used for regulatory reporting requirements. At December 31, 2021, the Company had uninsured deposit accounts totaling $353.0 million, or 32.2% of total deposits. Uninsured deposits include $31.5 million of municipal deposits and were collateralized under applicable state regulations by investment securities or letters of credit issued by the FHLB at December 31, 2021, as described below under Borrowings.

The following table provides a maturity distribution of the Company’s time deposits in amounts in excess of the $250 thousand FDIC insurance limit at December 31:

	2021	2020
	(Dollars in thousands)
Three months or less	$4,249	7,603
Over three months through six months	5,576	3,857
Over six months through twelve months	4,536	9,424
Over twelve months	1,862	1,506
	$16,223	$22,390
At December 31, 2021 and 2020, the Company had $16.2 million and $22.4 million, respectively, in uninsured time deposits with balances greater than $250 thousand. The decrease of $6.2 million, or 27.5%, between December 31, 2020 and December 31, 2021, resulted primarily from the maturity, without renewal, of customer time deposits originated in prior periods when rate promotions were offered.

Borrowings. Advances from the FHLB are another key source of funds to support earning assets. These funds are also used to manage the Bank's interest rate and liquidity risk exposures. The Company had no borrowed funds at December 31, 2021. Borrowed funds were comprised of FHLB advances of $7.2 million, with a weighted average rate of 3.07% at December 31, 2020. A $7.0 million FHLB advance was prepaid during the fourth quarter of 2021 utilizing excess liquidity, resulting in penalties paid of $226 thousand which are included in Other expenses on the Company's consolidated statement of income for the year ended December 31, 2021. Average borrowings outstanding for 2021 were $7.1 million, compared to average borrowings outstanding for 2020 of $24.0 million, with the weighted average interest rate on the Company's borrowings increasing from 1.52% for 2020 to 3.05% for 2021. The Company had no overnight federal funds purchased on December 31, 2021 or 2020.

The Company has the authority, up to its available borrowing capacity with the FHLB, to collateralize public unit deposits with letters of credit issued by the FHLB. FHLB letters of credit in the amount of $37.5 million and $23.6 million were utilized as collateral for these deposits at December 31, 2021 and December 31, 2020, respectively. Total fees paid by the Company in connection with the issuance of these letters of credit were $45 thousand and $30 thousand for the years ended December 31, 2021 and 2020, respectively.

In August 2021, the Company completed the private placement of $16.5 million in aggregate principal amount of fixed-to-floating rate subordinated notes due 2031 to certain qualified institutional buyers and accredited investors. The Notes initially bear interest, payable semi-annually, at the rate of 3.25% per annum, until September 1, 2026. From and including September 1, 2026, the interest rate applicable to the outstanding principal amount due will reset quarterly to the then current three-month secured overnight financing rate (SOFR) plus 263 basis points. The Notes are presented net of unamortized issuance costs of $329 thousand at December 31, 2021 in the consolidated balance sheets. For the year ended December 31, 2021, $11 thousand in issuance costs were recorded in interest expense.

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

The following table details the contractual or notional amount of financial instruments that represented credit risk at December 31, 2021:

	Contract or Notional Amount
	2022	2023	2024	2025	2026	Thereafter	Total
	(Dollars in thousands)
Commitments to originate loans	$48,910	$—	$—	$—	$—	$—	$48,910
Unused lines of credit	108,913	32,274	25,741	31	1,450	33	168,442
Standby and commercial letters of credit	342	255	191	39	—	1,331	2,158
Credit card arrangements	170	—	—	—	—	—	170
MPF credit enhancement obligation, net	818	—	—	—	—	—	818
Commitment to purchase investment in a real estate limited partnership	4,574	—	—	—	—	—	4,574
Total	$163,727	$32,529	$25,932	$70	$1,450	$1,364	$225,072
Commitments to originate loans are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have a fixed expiration date or other termination clause and may require payment of a fee. The unused lines of credit total includes $13.1 million of lines available under the overdraft privilege program and is included in the 2022 funding period. Approximately $32.1 million of the unused lines of credit relate to real estate construction loans that are expected to fund within the next twelve months. The remaining lines primarily relate to revolving lines of credit for other real estate or commercial loans. Since many of the loan commitments are expected to expire without being drawn upon and not all credit lines will be utilized, the total commitment amounts do not necessarily represent future cash requirements. Lines of credit incur seasonal volume fluctuations due to the nature of some customers' businesses, such as tourism.

Unused lines of credit increased $35.9 million, or 27.1%, from $132.5 million at December 31, 2020 to $168.4 million at December 31, 2021. Some of the larger lines have underlying participation agreements in place with other financial institutions in order to permit the Company to support the credit needs of larger dollar borrowers without bearing all the credit risk in the Company's balance sheet. Commitments to originate loans decreased $12.5 million, or 20.4%, from $61.4 million at December 31, 2020 to $48.9 million at December 31, 2021.

The Company may, from time-to-time, enter into commitments to purchase, participate or sell loans, securities, certificates of deposit, or other investment instruments which involve market and interest rate risk. At December 31, 2021, the Company had binding commitments to sell residential mortgage loans at fixed rates totaling $2.7 million.

The Company sells 1-4 family residential mortgage loans under the MPF loss-sharing program with FHLB, when management believes it is economically advantageous to do so. Under this program the Company shares in the credit risk of each mortgage, while receiving fee income in return. The Company is responsible for a Credit Enhancement Obligation based on the credit quality of these loans. FHLB funds a first loss account based on the Company's outstanding MPF mortgage balances. This creates a laddered approach to sharing in any losses. In the event of default, homeowner's equity and private mortgage insurance, if any, are the first sources of repayment; the FHLB first loss account funds are then utilized, followed by the member's Credit Enhancement Obligation, with the balance the responsibility of FHLB. These loans must meet specific underwriting standards of the FHLB. As of December 31, 2021, the Company had sold loans through the MPF program totaling $33.5 million with an outstanding balance of $9.5 million. The volume of loans sold to the MPF program and the corresponding Credit Enhancement Obligation are closely monitored by management. As of December 31, 2021, the notional amount of the maximum contingent contractual liability related to this program was $837 thousand, of which $19 thousand was recorded as a reserve through Other liabilities. Since inception of the Company's MPF participation in 2015, the Company has not experienced any losses under this program.

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

At December 31, 2021, Union, as a member of FHLB, had access to unused lines of credit of $116.7 million, over and above the $22.0 million in combined outstanding borrowings and other credit subject to collateralization, subject to the purchase of required FHLB Class B common stock and evaluation by the FHLB of the underlying collateral available. This line of credit can be used for either short-term or long-term liquidity or other funding needs.
Union also maintains an IDEAL Way Line of Credit with the FHLB. The total line available was $551 thousand at December 31, 2021. There were no borrowings against this line of credit as of such date. Interest on this line is chargeable at a rate determined by the FHLB and payable monthly. Should Union utilize this line of credit, qualified portions of the loan and investment portfolios would collateralize these borrowings.
In addition to its borrowing arrangements with the FHLB, Union maintains a pre-approved Federal Funds line of credit totaling $15.0 million with an upstream correspondent bank, a master brokered deposit agreement with a brokerage firm, one-way buy options with CDARS and ICS as well as access to the FRB discount window, which would require pledging of qualified assets. In addition to the funding sources available to Union, the Company maintains a $5.0 million revolving line of credit with a correspondent bank. At December 31, 2021 there were no purchased CDARS or ICS deposits, no retail brokered deposits, and no outstanding advances at the FRB discount window or on the Union or Company correspondent lines.

Additionally, Union also has qualifying investment securities that are available to be pledged as collateral to the FRB to have access to the discount window borrowing facility. As of December 31, 2021, there were no outstanding advances from the discount window.

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
In August 2021, the Company completed the private placement of $16.5 million in aggregate principal amount of fixed-to-floating rate subordinated notes due 2031 to certain qualified institutional buyers and accredited investors. The Notes have been structured to qualify as Tier 2 capital for the Company under bank regulatory guidelines. The proceeds from the sale of the Notes were utilized to provide additional capital to Union to support its growth and for other general corporate purposes.
Stockholders’ equity increased from $80.9 million at December 31, 2020 to $84.3 million at December 31, 2021, reflecting net income of $13.2 million for 2021, an increase of $299 thousand from stock based compensation, a $72 thousand increase due to the issuance of 3,000 shares of common stock from the exercise of incentive stock options and a $40 thousand increase due to the issuance of common stock under the DRIP. These increases were partially offset by a decrease of $4.2 million in accumulated OCI due to a decrease in the fair market value of the Company's AFS securities, cash dividends declared of $5.9 million, and stock repurchases of $2 thousand.
The Company has 7,500,000 shares of $2.00 par value common stock authorized. As of December 31, 2021, the Company had 4,967,093 shares issued, of which 4,493,655 were outstanding and 473,438 were held in treasury. Following stockholder approval in 2014, the Company adopted the 2014 Equity Plan which replaced the 2008 ISO Plan. As of December 31, 2021, there were outstanding RSUs issued under the 2014 Equity Plan with respect to 1,355 shares granted in 2020 and 10,051 shares granted in 2021 as to which vesting requirements had not yet been met.
In January 2021, the Company's Board reauthorized for 2021 the limited stock repurchase plan that was initially established in May of 2010. The limited stock repurchase plan allows the repurchase of up to a fixed number of shares of the Company's common stock each calendar quarter in open market purchases or privately negotiated transactions, as management may deem advisable and as market conditions may warrant. The repurchase authorization for a calendar quarter (currently 2,500 shares) expires at the end of that quarter to the extent it has not been exercised, and is not carried forward into future quarters. The Company repurchased 97 shares under this program during 2021 at a total cost of $2 thousand. Since inception, as of December 31, 2021, the Company had repurchased 17,790 shares under the program, for a total cost of $474 thousand.
The Company maintains a DRIP whereby registered stockholders may elect to reinvest cash dividends and optional cash contributions to purchase additional shares of the Company's common stock. The Company has reserved 200,000 shares of its common stock for issuance and sale under the DRIP. As of December 31, 2021, 5,430 shares of stock had been issued from treasury stock since inception of the DRIP, including 1,291 shares in 2021.
The Company's total capital to risk weighted assets increased to 15.4% at December 31, 2021, from 13.9% at December 31, 2020. Tier I capital to risk weighted assets decreased to 11.9% at December 31, 2021, from 12.6% at December 31, 2020, and Tier I capital to average assets decreased to 7.1% at December 31, 2021 from 7.3% at December 31, 2020. At December 31, 2021 and 2020, Union was categorized as well capitalized under the Prompt Corrective Action regulatory framework and the Company exceeded applicable minimum capital adequacy requirements. There were no conditions or events between December 31, 2021 and the date of this report that management believes have changed either the Company’s or Union's regulatory capital category. See Note 23 for additional discussion of the Company's and Union's regulatory capital ratios.

Impact of Inflation and Changing Prices. The Company's consolidated financial statements have been prepared in accordance with GAAP, which allows for the measurement of financial position and results of operations in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation. Banks have asset and liability structures that are essentially monetary in nature, and their general and administrative costs constitute relatively small percentages of total expenses. Thus, increases in the general price levels for goods and services have a relatively minor effect on the Company's total expenses but could have an impact on our loan customers' financial condition. Interest rates have a more significant impact on the Company's financial performance than the effect of general inflation. The federal funds target range of 0% to 0.25% remained unchanged during 2021 and thus far in 2022. Recent FOMC meetings indicate that members of the committee recognize that indicators of economic activity and employment has continued to strengthen and that higher inflation is due to pandemic related supply and demand imbalances. With inflation well above 2% and a strong labor market, the FOMC expects it will soon be appropriate to raise the target range for the federal funds rate and also decided to continue to reduce the pace of its net asset purchases, bringing them to an end in March 2022. The Company's balance sheet depicts an asset sensitive posture as net interest income is expected to benefit as interest rates rise and worsen as interest rates decline. The degree of benefit will depend on the pace and extent of interest rate increases, the slope of the yield curve, and the Company's overall deposit pricing strategy. Customer deposit balances continued to increase during 2021 and are expected to increase in 2022 due to increases in money supply driven by federal stimulus programs as well as organic growth of the Company through its branch network. The cost of funds, which is primarily tied to rates paid on customer deposits, decreased 30 bps during 2021. Management has projected the cost of funds for 2022 to remain consistent with 2021, however, customer behavior patterns, higher rates offered by competition, and the continued emergence of fintech companies, could result in increases in rates paid on customer deposit accounts and more than expected interest expense. Further decreases or no change in the target federal funds rate in 2022 may result in less than expected interest income on loans and investments. Market rates are out of the Company's control but can have a dramatic impact on net interest income.
Interest rates do not necessarily move in the same direction or change in the same magnitude as the prices of goods and services, although periods of increased inflation may accompany a rising interest rate environment. Inflation in the price of goods and services, while not having a substantial impact on the operating results of the Company, does affect all customers and therefore may impact their ability to keep funds on deposit or make timely loan payments. The Company is aware of and evaluates this risk along with others in making business decisions. The levels of deficit spending by federal, state and local governments and control of the money supply by the FRB including further changes to monetary or fiscal policies, may have unanticipated impacts on interest rates or inflation in future periods that could have an unfavorable impact on the future operating results of the Company.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Omitted, in accordance with the regulatory relief available to smaller reporting companies in SEC Release Nos. 33-10513 (effective September 10, 2018).

Item 8. Financial Statements and Supplementary Data
UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
December 31, 2021 and 2020

	2021	2020
Assets	(Dollars in thousands)
Cash and due from banks	$4,659	$5,413
Federal funds sold and overnight deposits	61,263	117,358
Cash and cash equivalents	65,922	122,771
Interest bearing deposits in banks	13,196	12,699
Investment securities available-for-sale	267,819	105,763
Other investments	1,132	1,047
Total investments	268,951	106,810
Loans held for sale	13,829	32,188
Loans	787,050	771,169
Allowance for loan losses	(8,336)	(8,271)
Net deferred loan costs (fees)	705	(146)
Net loans	779,419	762,752
Premises and equipment, net	21,615	20,039
Company-owned life insurance	18,764	12,640
Other assets	23,677	23,655
Total assets	$1,205,373	$1,093,554
Liabilities and Stockholders’ Equity
Liabilities
Deposits
Noninterest bearing	$264,888	$215,245
Interest bearing	723,479	637,369
Time	106,715	141,688
Total deposits	1,095,082	994,302
Borrowed funds	—	7,164
Subordinated notes	16,171	—
Accrued interest and other liabilities	9,779	11,221
Total liabilities	1,121,032	1,012,687
Commitments and Contingencies (Notes 9, 16, 17, 19, 20 and 23)
Stockholders’ Equity
Common stock, $2.00 par value; 7,500,000 shares authorized; 4,967,093 shares issued at December 31, 2021 and 4,954,732 shares issued at December 31, 2020	9,934	9,910
Additional-paid-in capital	1,769	1,393
Retained earnings	78,350	71,097
Treasury stock at cost; 473,438 shares at December 31, 2021 and 474,632 shares at December 31, 2020	(4,160)	(4,169)
Accumulated other comprehensive (loss) income	(1,552)	2,636
Total stockholders' equity	84,341	80,867
Total liabilities and stockholders' equity	$1,205,373	$1,093,554

See accompanying notes to consolidated financial statements.

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2021 and 2020

	2021	2020
Interest and dividend income	(Dollars in thousands, except per share data)
Interest and fees on loans	$36,261	$34,435
Interest on debt securities:
Taxable	2,129	1,329
Tax exempt	626	635
Dividends	18	97
Interest on federal funds sold and overnight deposits	100	92
Interest on interest bearing deposits in banks	139	162
Total interest and dividend income	39,273	36,750
Interest expense
Interest on deposits	3,147	4,776
Interest on short-term borrowed funds	—	2
Interest on long-term borrowed funds	219	369
Interest on subordinated notes	199	—
Total interest expense	3,565	5,147
Net interest income	35,708	31,603
Provision for loan losses	—	2,200
Net interest income after provision for loan losses	35,708	29,403
Noninterest income
Trust income	808	707
Service fees	6,516	5,924
Net gains on sales of investment securities available-for-sale	—	11
Net gains on sales of loans held for sale	4,956	8,168
Net (loss) gain on other investments	(21)	240
Other income	704	953
Total noninterest income	12,963	16,003
Noninterest expenses
Salaries and wages	14,448	13,220
Employee benefits	4,593	4,580
Occupancy expense, net	1,890	1,805
Equipment expense	3,447	3,057
Other expenses	8,477	7,520
Total noninterest expenses	32,855	30,182
Income before provision for income taxes	15,816	15,224
Provision for income taxes	2,646	2,419
Net income	$13,170	$12,805

Basic earnings per common share	$2.94	$2.86
Diluted earnings per common share	$2.92	$2.85
Dividends per common share	$1.32	$1.28

See accompanying notes to consolidated financial statements.

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31, 2021 and 2020

	2021	2020
	(Dollars in thousands)
Net income	$13,170	$12,805
Other comprehensive (loss) income, net of tax:
Investment securities available-for-sale:
Net unrealized holding (losses) gains arising during the year on investment securities available-for-sale	(4,188)	1,659
Reclassification adjustment for net gains on investment securities available-for-sale realized in net income	—	(9)
Total other comprehensive (loss) income	(4,188)	1,650
Total comprehensive income	$8,982	$14,455

See accompanying notes to consolidated financial statements.

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Years Ended December 31, 2021 and 2020

	Common Stock
	Shares, net of treasury	Amount	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive income (loss)	Total stockholders’ equity
	(Dollars in thousands, except per share data)
Balances, December 31, 2019	4,471,977	$9,897	$1,124	$64,019	$(4,183)	$986	$71,843
Net income	—	—	—	12,805	—	—	12,805
Other comprehensive income	—	—	—	—	—	1,650	1,650
Dividend reinvestment plan	1,636	—	24	—	14	—	38
Cash dividends declared ($1.28 per share)	—	—	—	(5,727)	—	—	(5,727)
Stock based compensation expense	5,487	11	225	—	—	—	236
Exercise of stock options	1,000	2	20	—	—	—	22
Balances, December 31, 2020	4,480,100	9,910	1,393	71,097	(4,169)	2,636	80,867
Net income	—	—	—	13,170	—	—	13,170
Other comprehensive loss	—	—	—	—	—	(4,188)	(4,188)
Dividend reinvestment plan	1,291	—	29	—	11	—	40
Cash dividends declared ($1.32 per share)	—	—	—	(5,917)	—	—	(5,917)
Stock based compensation expense	9,361	18	281	—	—	—	299
Exercise of stock options	3,000	6	66	—	—	—	72
Purchase of treasury stock	(97)	—	—	—	(2)	—	(2)
Balances, December 31, 2021	4,493,655	$9,934	$1,769	$78,350	$(4,160)	$(1,552)	$84,341

See accompanying notes to consolidated financial statements.

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2021 and 2020

	2021	2020
Cash Flows From Operating Activities	(Dollars in thousands)
Net income	$13,170	$12,805
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,825	1,891
Provision for loan losses	—	2,200
Deferred income tax provision (benefit)	371	(777)
Net amortization of premiums on investment securities	579	554
Equity in losses of limited partnerships	1,011	935
Stock based compensation expense	299	236
Net (increase) decrease in unamortized loan costs	(851)	1,189
Proceeds from sales of loans held for sale	221,773	271,362
Origination of loans held for sale	(198,458)	(287,940)
Net gains on sales of loans held for sale	(4,956)	(8,168)
Net losses on disposals of premises and equipment	108	—
Net gains on sales of investment securities available-for-sale	—	(11)
Net gains on sales of other real estate owned	(13)	—
Net losses (gains) on other investments	21	(240)
Decrease (increase) in accrued interest receivable	881	(1,196)
Amortization of core deposit intangible	71	171
Amortization of debt issuance costs	11	—
Increase in other assets	(5,831)	(897)
(Decrease) increase in other liabilities	(821)	824
Net cash provided by (used in) operating activities	29,190	(7,062)
Cash Flows From Investing Activities
Interest bearing deposits in banks
Proceeds from maturities and redemptions	6,972	3,578
Purchases	(7,469)	(9,711)
Investment securities available-for-sale
Proceeds from sales	8,717	3,076
Proceeds from maturities, calls and paydowns	28,196	22,076
Purchases	(204,848)	(41,978)
Net purchases of other investments	(106)	(117)
Net (increase) decrease in nonmarketable stock	(14)	1,457
Net increase in loans	(15,931)	(101,055)
Recoveries of loans charged off	68	29
Net purchases of premises and equipment	(3,509)	(1,007)
Investments in limited partnerships	(2,194)	(2,257)
Proceeds from sales of other real estate owned	110	—
Net cash used in investing activities	(190,008)	(125,909)

Cash Flows From Financing Activities
Repayment of long-term borrowings	(7,164)	—
Net decrease in short-term borrowings outstanding	—	(40,000)
Net increase in noninterest bearing deposits	49,643	78,811
Net increase in interest bearing deposits	86,110	178,429
Net decrease in time deposits	(34,973)	(6,965)
Proceeds from issuance of subordinated notes	16,500	—
Debt issuance costs incurred with issuance of subordinated notes	(340)	—
Issuance of common stock	72	22
Purchase of treasury stock	(2)	—
Dividends paid	(5,877)	(5,689)
Net cash provided by financing activities	103,969	204,608
Net (decrease) increase in cash and cash equivalents	(56,849)	71,637
Cash and cash equivalents
Beginning of year	122,771	51,134
End of year	$65,922	$122,771
Supplemental Disclosures of Cash Flow Information
Interest paid	$3,449	$5,712
Income taxes paid	$1,850	$1,350

Supplemental Schedule of Noncash Investing and Financing Activities
Other real estate acquired in settlement of loans	$47	$50
Investment in limited partnerships acquired by capital contributions payable	$1,264	$2,722

Dividends paid on Common Stock:
Dividends declared	$5,917	$5,727
Dividends reinvested	(40)	(38)
	$5,877	$5,689

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

The acronyms, abbreviations and capitalized terms identified below are used throughout this Annual Report on Form 10-K, including Parts I, II and III. The following is provided to aid the reader and provide a reference page when reviewing this Annual Report:

AFS:	Available-for-sale	ICS:	Insured Cash Sweeps of the IntraFi Network
ALCO:	Asset Liability Management Committee	IRS:	Internal Revenue Service
ALL:	Allowance for loan losses	MBS:	Mortgage-backed security
ASC:	Accounting Standards Codification	MPF:	Mortgage Partnership Finance Program
ASU:	Accounting Standards Update	MSRs:	Mortgage Servicing rights
BHCA:	Bank Holding Company Act of 1956	NASDAQ:	NASDAQ Global Security Market
Board:	Board of Directors	OAO:	Other assets owned
bp or bps:	Basis point(s)	OCI:	Other comprehensive income (loss)
Branch Acquisition:	The acquisition of three New Hampshire branches in May 2011	OFAC:	U.S. Office of Foreign Assets Control
CARES Act:	Coronavirus Aid, Relief and Economic Security Act	OREO:	Other real estate owned
CDARS:	Certificate of Deposit Accounts Registry Service of the IntraFi Network	OTTI:	Other-than-temporary impairment
CFPB:	Consumer Financial Protection Bureau	OTT:	Other-than-temporary
COLI:	Company-Owned Life Insurance	PPP:	Paycheck Protection Program
Company:	Union Bankshares, Inc. and Subsidiary	PPPLF:	PPP Liquidity Facility of the FRB
COVID-19:	Novel Coronavirus	RD:	USDA Rural Development
DFR:	Vermont Department of Financial Regulation	RSU:	Restricted Stock Unit
Dodd-Frank Act:	The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010	SBA:	U.S. Small Business Administration
DRIP:	Dividend Reinvestment and Stock Purchase Plan	SEC:	U.S. Securities and Exchange Commission
EPS:	Earnings per share	SOX Act:	Sarbanes Oxley Act of 2002
FASB:	Financial Accounting Standards Board	Tax Act:	Tax Cut and Jobs Act
FDIC:	Federal Deposit Insurance Corporation	TDR:	Troubled-debt restructuring
FDICIA:	The Federal Deposit Insurance Corporation Improvement Act of 1991	Union:	Union Bank, the sole subsidiary of Union Bankshares, Inc
FHA:	U.S. Federal Housing Administration	USDA:	U.S. Department of Agriculture
FHLB:	Federal Home Loan Bank of Boston	VA:	U.S. Veterans Administration
FRB:	Federal Reserve Board	WHO:	World Health Organization
Fannie Mae:	Federal National Mortgage Association	2008 Plan:	2008 Amended and Restated Nonqualified Deferred Compensation Plan
FHLMC/Freddie Mac:	Federal Home Loan Mortgage Corporation	2008 ISO Plan:	2008 Incentive Stock Option Plan of the Company
GAAP:	Generally accepted accounting principles in the United States	2014 Equity Plan:	2014 Equity Incentive Plan
GLBA:	Gramm-Leach-Bliley Financial Modernization Act of 1999	2017 Tax Act:	Tax Cuts and Jobs Act of 2017
HTM:	Held-to-maturity	2020 Plan:	2020 Amended and Restated Nonqualified Excess Plan
HUD:	U.S. Department of Housing and Urban Development

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

Operating, Accounting and Reporting Considerations related to COVID-19

Significant progress has been made to combat the outbreak of COVID-19 and subsequent variants; however, the global pandemic has adversely impacted a broad range of industries in which the Company's customers operate and could still impair their ability to fulfill their financial obligations to the Company. The Company’s business is dependent upon the willingness and ability of its employees and customers to conduct banking and other financial transactions. While it appears that health and economic conditions are trending in a positive direction as of December 31, 2021, a resurgence in the virus or its variants could have an adverse effect on the Company's business, financial condition, results of operations and cash flows. While it is not possible to know the full impact COVID-19, and any potential measures to curtail its spread, will have on the Company's future operations, the Company is disclosing potentially material items of which it is aware.

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
The CARES Act also established the PPP, an expansion of the SBAs Section 7(a) loan program and the Economic Injury Disaster Loan Program, also administered by the SBA. With the passage of the PPP, the Company assisted its customers with applications for resources through the program. PPP loans bear a mandated annual interest rate of 1.0%. The PPP was initially launched with loans having a two-year term, but subsequent revisions to the PPP currently allow the maximum term to be extended to five years. The majority of the Company's PPP loans were originated with the two-year term and have not been extended to five years. As of December 31, 2021, a significant amount of these loans have been forgiven by the SBA in accordance with the terms of the program. It is the Company’s understanding that loans funded through the PPP are fully guaranteed by the U.S. Government. Should those circumstances change, the Company could be required to establish additional allowance for credit losses through additional credit loss expense charged to earnings.

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

Intangible assets

Intangible assets include goodwill, which represents the excess of the purchase price over the fair value of net assets acquired in the 2011 Branch Acquisition (see Note 10). In accordance with current authoritative guidance, the Company assesses qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of the Company is less than its carrying amount, which could result in goodwill impairment.

Federal Home Loan Bank stock

As a member of the FHLB, Union is required to invest in $100 par value stock of the FHLB in an amount to satisfy unpaid principal balances on qualifying loans, plus an amount to satisfy an activity based requirement. The stock is nonmarketable, and is redeemable by the FHLB at par value. Also, there is the possibility of future capital calls by the FHLB on member banks to ensure compliance with its capital plan. FHLB stock is reported in Other assets at its par value of $1.1 million and $1.0 million at December 31, 2021 and 2020, respectively.

Company-owned life insurance

COLI represents life insurance on the lives of certain current or former directors or employees who have provided positive consent allowing the Company to be the beneficiary of such policies. The Company utilizes COLI as tax-efficient funding for certain benefit obligations to its employees and directors, including obligations under one of the Company's nonqualified deferred compensation plans. (See Note 16.) The Company is the primary beneficiary of the insurance policies. Increases in the cash value of the policies, as well as any gain on insurance proceeds received, are recorded in Other income, and are not currently subject to income taxes. COLI is recorded at the cash value of the policies, less any applicable cash surrender charges (of which there are currently none). The Company reviews the financial strength of the insurance carriers prior to the purchase of COLI to ensure minimum credit ratings of at least investment grade. The financial strength of the carriers is reviewed annually and COLI with any individual carrier is limited by Company policy to 15% of the sum of Tier 1 Capital and allowable Tier 2 capital.

Investment in real estate limited partnerships

The Company has purchased various limited partnership interests in affordable housing partnerships. These partnerships were established to acquire, own and rent residential housing for elderly, low or moderate income residents in Vermont or in New Hampshire. GAAP permits an entity to amortize the initial cost of the investment in proportion to the amount of the tax credits and other tax benefits received and recognize the net investment performance in the income statement as a component of income tax expense. There were no impairment losses during the year resulting from the forfeiture or ineligibility of tax credits related to qualified affordable housing project investments. (See Note 11.)

Advertising costs

The Company expenses advertising costs as incurred and they are included in Other expenses in the Company's consolidated statement of income.

Earnings per common share

Basic EPS is calculated based on the weighted average number of shares of common stock issued during the period, including DRIP shares issuable upon reinvestment of dividends, retroactively adjusted for stock splits and stock dividends, if any, and reduced for shares held in treasury. Diluted EPS is calculated after adjusting the denominator of the basic EPS calculation for the effect of all potential dilutive common shares outstanding during the period. (See Note 18.)

Income taxes

The Company prepares its federal income tax return on a consolidated basis. Federal income taxes are allocated to members of the consolidated group based on taxable income. The Company recognizes income taxes under the asset and liability method. This involves estimating the Company's actual current tax exposure as well as assessing temporary differences resulting from differing treatment of items, such as timing of the deduction of expenses, for tax and GAAP purposes. These differences result in deferred tax assets and liabilities, which are netted and included in Other assets. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company must also assess the likelihood that any deferred tax assets will be recovered from future taxable income and to the extent that recovery is not likely, a valuation allowance must be established. A change in enacted federal income tax rates for future periods requires revaluation of deferred taxes. (See Note 15.)

Off-balance-sheet financial instruments

In the ordinary course of business, the Company is a party to off-balance-sheet financial instruments consisting of commitments to originate credit, unused lines of credit including commitments under credit card arrangements, commitments to purchase investment securities, commitments to invest in real estate limited partnerships, commercial letters of credit, standby letters of credit and risk-sharing commitments on certain sold loans. (See Notes 19 and 20.) Such financial instruments are recorded in the financial statements when they become fixed and certain.

Comprehensive income (loss)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income or loss. Certain changes in assets and liabilities, such as the after tax effect of unrealized gains and losses on debt securities AFS that are not OTTI, are not reflected in the consolidated statement of income. The cumulative effect of such items, net of tax effect, is reported as a separate component of the equity section of the consolidated balance sheet (Accumulated OCI) (See Note 25). OCI, along with net income, comprises the Company's total comprehensive income or loss.

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

Stock Based Compensation

Under the Company's 2014 Equity Plan approved by the stockholders, 50,000 shares of the Company’s common stock were authorized for equity awards of incentive stock options, nonqualified stock options, restricted stock and restricted stock units to eligible officers and (except for awards of incentive stock options) nonemployee directors. Stock based compensation awards are measured at the fair value of the stock at the grant date and recognized as expense over the period in which they vest. (See Note 17.)

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

Recent accounting pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Under the new guidance, which will replace the existing incurred loss model for recognizing credit losses, banks and other lending institutions will be required to recognize the full amount of expected credit losses. The new guidance, which is referred to as the current expected credit loss model ("CECL"), requires that expected credit losses for financial assets held at the reporting date that are accounted for at amortized cost be measured and recognized based on historical experience and current and reasonably supportable forecasted conditions to reflect the full amount of expected credit losses. A modified version of these requirements also applies to debt securities classified as AFS. As initially proposed, the ASU was to become effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption was permitted for fiscal years beginning after December 15, 2018, including interim periods within such years. In October 2019, the FASB approved amendments to delay the effective date of the ASU to fiscal years beginning after December 31, 2022, including interim periods within those fiscal years, for smaller reporting companies, as defined by the SEC, and other non-SEC reporting entities. As the Company is a smaller reporting company, the delay is applicable to the Company and the Company does not intend to early adopt the ASU at this time. The Company has established a CECL implementation team and developed a transition project plan. The Company utilizes a software package for its current calculation of the allowance for loan losses that will also be utilized for CECL implementation. Historical data has been compiled and training on utilizing the software for the existing incurred loss model has been completed. The Company continues to collect historical data and training is ongoing surrounding CECL implementation and methodologies. In addition, parallel incurred loss model and CECL calculations will be run throughout 2022. This will facilitate the eventual implementation process and management's evaluation of the potential impact of the ASU on the Company's consolidated financial statements.

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

In March 2020, various financial institution regulatory agencies, including the FRB and the FDIC (“the agencies”), issued an interagency statement on loan modifications and reporting for financial institutions working with customers affected by COVID-19. The guidance was subsequently amended following passage of the CARES Act, which included a provision for addressing certain COVID-19 related loan modifications. The interagency statement was effective immediately and impacted accounting for loan modifications. Under ASC No. 310-40, Receivables – Troubled Debt Restructurings by Creditors, a restructuring of debt constitutes a TDR if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. The agencies confirmed with the staff of the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, are not to be considered TDRs. This includes short-term (e.g., six months or less) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. The agencies supplemented their interagency guidance on August 3, 2020 to provide prudent risk management and consumer protection principles for financial institutions to consider while working with borrowers near the end of their initial loan accommodation period. The interagency guidance has not had a material impact on the Company’s financial statements.

Note 2.  Restrictions on Cash and Cash Equivalents

The nature of the Company's business requires that it maintain amounts due from correspondent banks which, at times, may exceed federally insured limits. The balances in these accounts at December 31, were as follows:

	2021	2020
	(Dollars in thousands)
Noninterest bearing accounts	$336	$190
Federal Reserve Bank of Boston	61,047	117,225
FHLB of Boston	692	1,578
No losses have been experienced in these accounts and the Company believes it is not exposed to any significant risk with respect to the accounts.

The Company had no reserve requirement and was not required to maintain contracted clearing balances at December 31, 2021 or 2020. Balances at the Federal Reserve Bank of Boston and a portion of the funds at the FHLB are classified as overnight deposits as they earn interest.

Note 3.  Interest Bearing Deposits in Banks

Interest bearing deposits in banks consist of certificates of deposit purchased from various financial institutions. Deposits at each institution are generally maintained at or below the FDIC insurable limit of $250 thousand. As of December 31, 2021, the Company held $13.2 million in certificates with rates ranging from 0.15% to 3.55% and various maturity dates through 2026, with $7.7 million scheduled to mature in 2022.

Note 4. Investment Securities
Investment securities as of the balance sheet dates consisted of the following:

December 31, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale	(Dollars in thousands)
Debt securities:
U.S. Government-sponsored enterprises	$37,176	$55	$(593)	$36,638
Agency MBS	181,216	574	(3,540)	178,250
State and political subdivisions	44,068	1,293	(107)	45,254
Corporate	7,323	381	(27)	7,677
Total	$269,783	$2,303	$(4,267)	$267,819

December 31, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale	(Dollars in thousands)
Debt securities:
U.S. Government-sponsored enterprises	$6,462	$137	$(51)	$6,548
Agency MBS	61,123	1,307	(78)	62,352
State and political subdivisions	27,025	1,439	(3)	28,461
Corporate	7,817	660	(75)	8,402
Total	$102,427	$3,543	$(207)	$105,763

At December 31, 2021 and December 31, 2020, there were no investment securities HTM. At December 31, 2021, investment securities AFS with a carrying amount of $589 thousand were pledged as collateral for public unit deposits or for other purposes as required or permitted by law. There were no investment securities pledged as collateral at December 31, 2020.

Information pertaining to all investment securities with gross unrealized losses as of the balance sheet dates, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

December 31, 2021	Less Than 12 Months			12 Months and Over			Total
	Number of Securities	Fair Value	Gross Unrealized Loss	Number of Securities	Fair Value	Gross Unrealized Loss	Number of Securities	Fair Value	Gross Unrealized Loss
		(Dollars in thousands)
Debt securities:
U.S. Government- sponsored enterprises	18	$29,754	$(464)	14	$3,885	$(129)	32	$33,639	$(593)
Agency MBS	41	130,742	(2,252)	17	32,955	(1,288)	58	163,697	(3,540)
State and political subdivisions	17	17,483	(107)	—	—	—	17	17,483	(107)
Corporate	2	985	(15)	1	488	(12)	3	1,473	(27)
Total	78	$178,964	$(2,838)	32	$37,328	$(1,429)	110	$216,292	$(4,267)

December 31, 2020	Less Than 12 Months			12 Months and Over			Total
	Number of Securities	Fair Value	Gross Unrealized Loss	Number of Securities	Fair Value	Gross Unrealized Loss	Number of Securities	Fair Value	Gross Unrealized Loss
		(Dollars in thousands)
Debt securities:
U.S. Government- sponsored enterprises	15	$2,005	$(16)	8	$1,661	$(35)	23	$3,666	$(51)
Agency MBS	19	21,698	(78)	—	—	—	19	21,698	(78)
State and political subdivisions	1	575	(3)	—	—	—	1	575	(3)
Corporate	—	—	—	3	1,424	(75)	3	1,424	(75)
Total	35	$24,278	$(97)	11	$3,085	$(110)	46	$27,363	$(207)
The Company has the ability to hold the investment securities that had unrealized losses at December 31, 2021 for the foreseeable future. The decline in fair value is the result of market conditions and not attributable to credit quality in the investment securities and no declines were deemed by management to be OTT at December 31, 2021 or 2020.

The following table presents the proceeds from sales and calls resulting in gross gains and gross losses from the disposition of AFS securities:

	For the Years Ended December 31,
	2021	2020
	(Dollars in thousands)
Proceeds from sales	$8,717	$3,076
Proceeds from calls	789	—

Gross gains	58	32
Gross losses	(58)	(21)
Net gains	$—	$11

The amortized cost and estimated fair value of debt securities by contractual scheduled maturity as of December 31, 2021, were as follows:

	Amortized Cost	Fair Value
Available-for-sale	(Dollars in thousands)
Due from one to five years	$12,382	$12,633
Due from five to ten years	37,279	37,390
Due after ten years	38,906	39,546
	88,567	89,569
Agency MBS	181,216	178,250
Total	$269,783	$267,819
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

Note 5.  Loans Held for Sale and Loan Servicing

At December 31, 2021 and 2020, loans held for sale consisted of conventional residential mortgages originated for subsequent sale, with an estimated fair value in excess of their carrying value. Therefore, no valuation reserve was necessary for loans held for sale as of the balance sheet dates.
Commercial and residential mortgage loans serviced for others are not included in the accompanying balance sheets. The unpaid principal balance of commercial and residential mortgage loans serviced for others was $659.3 million and $629.5 million at December 31, 2021 and 2020, respectively.
Loans sold consisted of the following during the years ended December 31:

	2021		2020
	Loans Sold	Net Gains on Sale	Loans Sold	Net Gains on Sale
	(Dollars in thousands)
Residential loans	$216,817	$4,956	$263,063	$8,158
Commercial loans	—	—	131	10
Total	$216,817	$4,956	$263,194	$8,168
There were no obligations to repurchase loans for any amount at December 31, 2021, but there were contractual risk sharing commitments on certain sold loans totaling $837 thousand as of such date. (See Note 20.)
The Company generally retains the servicing rights on loans sold. At December 31, 2021 and 2020, the unamortized balance of servicing rights on loans sold with servicing retained was $2.5 million and $2.3 million, respectively, and is included in Other assets. The estimated fair value of these servicing rights was in excess of their carrying value at December 31, 2021 and 2020, and therefore no impairment reserve was necessary. The capitalization and amortization of MSRs is included in Other income.
The following table presents the capitalization and amortization of loan servicing rights:

	For The Years Ended December 31,
	2021	2020
	(Dollars in thousands)
Capitalization of servicing rights	$1,454	$1,736
Amortization of servicing rights	1,211	1,194
Net capitalization of servicing rights	$243	$542
Note 6.  Loans
The composition of Net loans at December 31, was as follows:

	2021	2020
	(Dollars in thousands)
Residential real estate	$246,827	$183,166
Construction real estate	65,149	57,417
Commercial real estate	344,816	320,627
Commercial	49,788	108,861
Consumer	2,376	2,601
Municipal	78,094	98,497
Gross loans	787,050	771,169
Allowance for loan losses	(8,336)	(8,271)
Net deferred loan costs (fees)	705	(146)
Net loans	$779,419	$762,752
There were 154 and 679 PPP loans totaling $13.6 million and $66.2 million classified as commercial loans as of December 31, 2021 and 2020, respectively. As of December 31, 2021 and 2020, remaining PPP deferred loan origination fees of $558 thousand and $1.6 million, respectively, will be amortized into interest income over the lives of the respective loans. PPP loan origination fees of $2.8 million and $953 thousand were recognized in earnings during the years ended December 31, 2021 and 2020, respectively.

Qualifying residential first mortgage loans and certain commercial real estate loans with a carrying value of $224.4 million and $210.0 million were pledged as collateral for borrowings from the FHLB under a blanket lien at December 31, 2021 and 2020, respectively.

A summary of current, past due and nonaccrual loans as of the balance sheet dates follows:

December 31, 2021	Current	30-59 Days	60-89 Days	90 Days and over and accruing	Nonaccrual	Total
	(Dollars in thousands)
Residential real estate	$245,169	$1,328	$130	$53	$147	$246,827
Construction real estate	64,939	72	—	—	138	65,149
Commercial real estate	340,209	242	—	—	4,365	344,816
Commercial	49,699	36	8	45	—	49,788
Consumer	2,376	—	—	—	—	2,376
Municipal	78,094	—	—	—	—	78,094
Total	$780,486	$1,678	$138	$98	$4,650	$787,050

December 31, 2020	Current	30-59 Days	60-89 Days	90 Days and over and accruing	Nonaccrual	Total
	(Dollars in thousands)
Residential real estate	$179,794	$2,166	$211	$368	$627	$183,166
Construction real estate	57,116	70	67	143	21	57,417
Commercial real estate	317,748	1,130	—	—	1,749	320,627
Commercial	108,749	99	—	—	13	108,861
Consumer	2,595	6	—	—	—	2,601
Municipal	98,497	—	—	—	—	98,497
Total	$764,499	$3,471	$278	$511	$2,410	$771,169

There were no residential real estate loans in process of foreclosure at December 31, 2021 or 2020. A moratorium on residential mortgage foreclosures instituted by the State of Vermont in April 2020 related to the COVID-19 pandemic was lifted effective July 15, 2021. Aggregate interest not recognized on nonaccrual loans was $504 thousand and $420 thousand for the years ended December 31, 2021 and 2020, respectively.

Note 7.  Allowance for Loan Losses and Credit Quality

Changes in the ALL, by class of loans, were as follows for the years ended:

December 31, 2021	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Balance, December 31, 2020	$1,776	$763	$4,199	$458	$15	$214	$846	$8,271
Provision (credit) for loan losses	226	74	(77)	(183)	(3)	(128)	91	—
Recoveries of amounts charged off	66	—	—	—	2	—	—	68
	2,068	837	4,122	275	14	86	937	8,339
Amounts charged off	—	—	—	—	(3)	—	—	(3)
Balance, December 31, 2021	$2,068	$837	$4,122	$275	$11	$86	$937	$8,336

December 31, 2020	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Balance, December 31, 2019	$1,392	$774	$3,178	$394	$23	$76	$285	$6,122
Provision (credit) for loan losses	376	(11)	1,075	64	(3)	138	561	2,200
Recoveries of amounts charged off	28	—	—	—	1	—	—	29
	1,796	763	4,253	458	21	214	846	8,351
Amounts charged off	(20)	—	(54)	—	(6)	—	—	(80)
Balance,December 31, 2020	$1,776	$763	$4,199	$458	$15	$214	$846	$8,271

The allocation of the ALL, summarized on the basis of the Company's impairment methodology by class of loan, as of the balance sheet dates, was as follows:

December 31, 2021	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Individually evaluated for impairment	$26	$—	$20	$—	$—	$—	$—	$46
Collectively evaluated for impairment	2,042	837	4,102	275	11	86	937	8,290
Total allocated	$2,068	$837	$4,122	$275	$11	$86	$937	$8,336

December 31, 2020	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Individually evaluated for impairment	$30	$—	$21	$7	$—	$—	$—	$58
Collectively evaluated for impairment	1,746	763	4,178	451	15	214	846	8,213
Total allocated	$1,776	$763	$4,199	$458	$15	$214	$846	$8,271

Despite the allocation shown in the tables above, the ALL is general in nature and is available to absorb losses from any class of loan.
The recorded investment in loans, summarized on the basis of the Company's impairment methodology by class of loan, as of the balance sheet dates, was as follows:

December 31, 2021	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Total
	(Dollars in thousands)
Individually evaluated for impairment	$1,750	$198	$4,819	$9	$—	$—	$6,776
Collectively evaluated for impairment	245,077	64,951	339,997	49,779	2,376	78,094	780,274
Total	$246,827	$65,149	$344,816	$49,788	$2,376	$78,094	$787,050

December 31, 2020	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Total
	(Dollars in thousands)
Individually evaluated for impairment	$1,782	$210	$2,422	$207	$—	$—	$4,621
Collectively evaluated for impairment	181,384	57,207	318,205	108,654	2,601	98,497	766,548
Total	$183,166	$57,417	$320,627	$108,861	$2,601	$98,497	$771,169

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

The following tables summarize the loan ratings applied by management to the Company's loans by class as of the balance sheet dates:

December 31, 2021	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Total
	(Dollars in thousands)
Pass	$227,684	$39,135	$191,902	$45,407	$2,371	$78,094	$584,593
Satisfactory/Monitor	16,820	25,816	147,645	4,301	5	—	194,587
Substandard	2,323	198	5,269	80	—	—	7,870
Total	$246,827	$65,149	$344,816	$49,788	$2,376	$78,094	$787,050

December 31, 2020	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Total
	(Dollars in thousands)
Pass	$166,119	$42,853	$172,048	$98,314	$2,595	$98,497	$580,426
Satisfactory/Monitor	13,756	14,319	144,784	10,116	6	—	182,981
Substandard	3,291	245	3,795	431	—	—	7,762
Total	$183,166	$57,417	$320,627	$108,861	$2,601	$98,497	$771,169

The following tables provide information with respect to impaired loans by class of loan as of and for the years ended December 31, 2021 and 2020:

	December 31, 2021			For The Year Ended December 31, 2021
	Recorded Investment (1)	Principal Balance (1)	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Residential real estate	$199	$209	$26
Commercial real estate	1,591	1,764	20
With an allowance recorded	1,790	1,973	46

Residential real estate	1,551	2,043	—
Construction real estate	198	218	—
Commercial real estate	3,228	3,274	—
Commercial	9	9	—
With no allowance recorded	4,986	5,544	—

Residential real estate	1,750	2,252	26	$1,749	$197
Construction real estate	198	218	—	205	4
Commercial real estate	4,819	5,038	20	4,552	217
Commercial	9	9	—	82	9
Total	$6,776	$7,517	$46	$6,588	$427

	December 31, 2020			For The Year Ended December 31, 2020
	Recorded Investment (1)	Principal Balance (1)	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Residential real estate	$208	$218	$30
Commercial real estate	1,634	1,774	21
Commercial	9	11	7
With an allowance recorded	1,851	2,003	58

Residential real estate	1,574	2,182	—
Construction real estate	210	231	—
Commercial real estate	788	890	—
Commercial	198	200	—
With no allowance recorded	2,770	3,503	—

Residential real estate	1,782	2,400	30	$1,710	$73
Construction real estate	210	231	—	216	4
Commercial real estate	2,422	2,664	21	2,977	70
Commercial	207	211	7	253	17
Total	$4,621	$5,506	$58	$5,156	$164
____________________
(1)Does not reflect government guaranties on impaired loans as of December 31, 2021 and 2020 totaling $423 thousand and $514 thousand, respectively.

The following is a summary of TDR loans by class of loan as of the balance sheet dates:

	December 31, 2021		December 31, 2020
	Number of Loans	Principal Balance	Number of Loans	Principal Balance
	(Dollars in thousands)
Residential real estate	29	$1,750	32	$1,782
Construction real estate	2	81	2	87
Commercial real estate	3	375	6	788
Commercial	1	9	5	207
Total	35	$2,215	45	$2,864

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

The following table provides new TDR activity by class of loan for the years ended December 31, 2021 and 2020:

	New TDRs During the			New TDRs During the
	Year Ended December 31, 2021			Year Ended December 31,2020
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(Dollars in thousands)
Residential real estate	2	$445	$445	8	$547	$549

There were no TDR loans modified within the previous twelve months that had subsequently defaulted during the years ended December 31, 2021 or 2020. TDR loans are considered defaulted at 90 days past due.

In March 2020, the CARES Act was passed and federal banking agencies issued guidance, confirmed by the FASB, providing that certain short-term modifications made to loans to borrowers affected by the COVID-19 pandemic and government shutdown orders would not be considered TDRs under specified circumstances (See Note 1). Through December 31, 2021, the Company had executed modifications under this guidance and the CARES Act on outstanding loan balances of $139.9 million, with total accrued interest of $849 thousand. Of the total modifications executed, outstanding loan balances of $369 thousand remained subject to modified terms and carried accrued interest of $9 thousand as of December 31, 2021.

At December 31, 2021 and 2020, the Company was not committed to lend any additional funds to borrowers whose loans were nonperforming, impaired or restructured.

Note 8.  Premises and Equipment
The major classes of premises and equipment and accumulated depreciation at December 31, were as follows:

	2021	2020
	(Dollars in thousands)
Land and land improvements	$4,466	$4,052
Building and improvements	20,412	18,697
Furniture and equipment	11,310	10,329
Construction in progress and deposits on equipment	122	170
	36,310	33,248
Less accumulated depreciation	(14,695)	(13,209)
	$21,615	$20,039
Depreciation included in Occupancy and Equipment expenses amounted to $1.8 million and $1.9 million for the years ended December 31, 2021 and 2020, respectively.

Note 9. Leases
As of December 31, 2021, the Company had operating real estate leases for two branch locations, one loan production office, land upon which a branch location was constructed and two ATM locations. The lease agreements have maturity dates ranging from October 2022 to September 2047. As of December 31, 2021, the weighted average remaining life of the lease term for the operating leases was 23.05 years.
The discount rate used in determining the lease liability for each individual lease was the FHLB fixed advance rate as of January 2019 that corresponded to the remaining lease term for each lease at adoption of the ASU or the date the lease became effective. As of December 31, 2021, the weighted average discount rate for operating leases was 3.90%.
The right-of-use assets and lease liabilities related to operating leases were as follows at December 31:

	2021	2020
	(Dollars in thousands)
Right-of-use assets included in Other assets	$1,612	$1,732
Lease liabilities included in Accrued interest and other liabilities	1,690	1,789

Total estimated rental commitments for operating leases were as follows as of December 31, 2021:

(Dollars in thousands)
2022	$132
2023	115
2024	111
2025	112
2026	114
Thereafter	2,111
Total	$2,695
A reconciliation of the operating lease undiscounted cash flows in the maturity analysis above and the operating lease liability recognized in the consolidated balance sheet is shown below:

December 31, 2021
(Dollars in thousands)
Undiscounted cash flows	$2,695
Discount effect of cash flows	(1,005)
Lease liabilities	$1,690

Operating lease costs, included in Occupancy expense, net on the consolidated statements of income were $195 thousand and $206 thousand for the years ended December 31, 2021 and 2020, respectively. Occupancy expense is shown in the consolidated statements of income, net of rental income of $251 thousand and $230 thousand for the years ended December 31, 2021 and 2020, respectively.

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
The core deposit intangible was fully amortized in 2021. Amortization expense was $71 thousand for 2021 and $171 thousand for 2020. The amortization expense is included in Other expenses in the consolidated statements of income and is deductible for tax purposes.

Note 11.  Investment in Real Estate Limited Partnerships

The Company has purchased from time to time various interests in limited partnerships established to acquire, own and rent residential housing for elderly, low or moderate income individuals in Vermont and New Hampshire. The following is a summary of investments in real estate limited partnerships at December 31:

	2021	2020
	(Dollars in thousands)
Carrying values of investment carried at equity included in Other assets	$7,572	$6,584
Capital contribution payable included in Accrued interest and other liabilities	1,158	1,351

The following table presents the net impact on the Provision for income taxes related to investments carried at equity:

	For the Years Ended December 31,
	2021	2020
	(Dollars in thousands)
Provision for undistributed net losses of limited partnership investments	$1,011	$935
Federal income tax credits related to limited partnership investments	(1,057)	(987)
Net effect on Provision for income taxes	$(46)	$(52)

Note 12. Deposits

The following is a summary of interest bearing deposits at December 31:

	2021	2020
	(Dollars in thousands)
Interest bearing checking accounts	$281,638	$231,465
Savings and money market accounts	441,841	405,904
Time deposits, $100,000 and over	50,019	70,373
Other time deposits	56,696	71,315
	$830,194	$779,057
Included in time deposits are brokered deposits of $15.0 million at December 31, 2020. There were no brokered deposits at December 31, 2021. Reciprocal deposits of $168.9 million and $160.5 million at December 31, 2021 and 2020, respectively, are included in deposit balances in the consolidated balance sheets.

The following is a summary of time deposits by maturity at December 31, 2021:

(Dollars in thousands)
2022	$80,564
2023	10,847
2024	10,315
2025	2,740
2026	2,249
$106,715
Time deposits of $16.2 million and $22.9 million meet or exceed the FDIC insurance limit of $250 thousand at December 31, 2021 and 2020, respectively.

Note 13. Borrowed Funds

There were no borrowed funds at December 31, 2021 and borrowed funds of $7.2 million at December 31, 2020 consisting of option advance borrowings from the FHLB. The FHLB option advance borrowings were a mix of straight bullets, balloons and amortizers and had interest rates ranging from 0.00% to 3.09% at December 31, 2020. The weighted average interest rates on the borrowings were 3.07% at December 31, 2020.

The Company has established both overnight and longer term lines of credit with the FHLB. These borrowings are secured by a blanket lien on qualified collateral consisting of loans with first mortgages secured by one-to-four family properties and certain commercial real estate loans. At December 31, 2021, pledged loans with a carrying value of $224.4 million provided a borrowing capacity of $138.7 million at the FHLB, less outstanding borrowings and other credit subject to collateralization of $22.0 million, resulting in remaining year-end borrowing capacity of $116.7 million. At December 31, 2020, pledged loans with a carrying value of $210.0 million provided a borrowing capacity of $134.1 million at the FHLB, less outstanding borrowings and other credit subject to collateralization of $21.9 million, resulting in remaining year-end borrowing capacity of $112.2 million.

A separate agreement has been established with the FHLB under which the Company has the authority, up to its available borrowing capacity, to collateralize public unit deposits with letters of credit issued by the FHLB. FHLB letters of credit in the amount of $37.5 million and $23.6 million were utilized as collateral for these deposits at December 31, 2021 and 2020, respectively. Total fees paid by the Company in connection with the issuance of these letters of credit were $45 thousand and $30 thousand for the years ended December 31, 2021 and 2020, respectively. Union also maintains an IDEAL Way Line of Credit with the FHLB. The total line available was $551 thousand and there were no borrowings against this line of credit as of December 31, 2021 and 2020.

In addition to its borrowing arrangements with the FHLB, Union maintains a preapproved Federal Funds line of credit with a correspondent bank totaling $15.0 million. Interest on advances under this line is payable daily and charged at the Federal Funds rate at the time of the borrowing. There were no outstanding borrowings on the Federal Funds purchase line at December 31, 2021 or 2020. In addition to the foregoing funding sources available to Union, the Company maintains a $5.0 million revolving line of credit with a correspondent bank. There were no outstanding borrowings on the line at December 31, 2021 or 2020.

Note 14.  Subordinated Notes

In August 2021, the Company completed the private placement of $16.5 million in aggregate principal amount of fixed-to-floating rate subordinated notes due 2031 (the "Notes") to certain qualified institutional buyers and accredited investors. The Notes initially bear interest, payable semi-annually, at the rate of 3.25% per annum, until September 1, 2026. From and including September 1, 2026, the interest rate applicable to the outstanding principal amount due will reset quarterly to the then current three-month secured overnight financing rate (SOFR) plus 263 basis points. The Company may, at its option, beginning with the interest payment date of September 1, 2026 but not generally prior thereto, and on any scheduled interest payment date thereafter, redeem the Notes, in whole or in part. The Notes have been structured to qualify as Tier 2 capital instruments for the Company under bank regulatory guidelines.

The Company used the proceeds to provide additional capital support to the Company's wholly-owned subsidiary, Union Bank, to support growth and for other general corporate purposes.

At December 31, 2021, the unamortized issuance costs of the Notes were $329 thousand. For the year ended December 31, 2021, $11 thousand in issuance costs were recorded in interest expense. The Notes are presented net of unamortized issuance costs in the consolidated balance sheets.

Note 15.  Income Taxes

The components of the provision for income taxes for the years ended December 31, were as follows:

	2021	2020
	(Dollars in thousands)
Current federal tax provision	$2,149	$3,134
Current state tax provision	126	62
Deferred tax provision (benefit)	371	(777)
	$2,646	$2,419

The total provision for income taxes differs from the amounts computed at the statutory federal income tax rate of 21% primarily due to the following for the years ended December 31:

	2021	2020
	(Dollars in thousands)
Computed “expected” tax expense	$3,321	$3,197
State taxes	100	49
Tax exempt interest	(446)	(555)
Increase in cash surrender value of COLI	(65)	(67)
Tax credits	(1,093)	(1,013)
Equity in losses of limited partnerships	842	788
Non-deductible expenses	24	44
Other	(37)	(24)
	$2,646	$2,419

Listed below are the significant components of the net deferred tax asset (liability) at December 31:

	2021	2020
	(Dollars in thousands)
Components of the deferred tax asset
Bad debts	$1,813	$1,798
Deferred compensation	308	300
Origination fees	121	—
Loans held for sale	56	271
Core deposit intangible	109	119
Unrealized loss on investment securities available-for-sale	412	—
Other	74	55
Total deferred tax asset	2,893	2,543

Components of the deferred tax liability
Depreciation	(1,397)	(1,254)
Mortgage servicing rights	(543)	(490)
Limited partnership investments	(136)	(86)
Unrealized gain on investment securities available-for-sale	—	(701)
Goodwill	(341)	(309)
Prepaid expenses	(162)	(132)
Total deferred tax liability	(2,579)	(2,972)
Net deferred tax asset (liability)	$314	$(429)

Deferred tax assets are recognized subject to management's judgment that it is more likely than not that the deferred tax asset will be realized. Based on the temporary taxable items, historical taxable income and estimates of future taxable income, the Company believes that it is more likely than not that the deferred tax assets at December 31, 2021 will be realized and therefore no valuation allowance is warranted.
The net deferred income tax asset is included in Other assets and the net deferred income tax liability is included in Accrued interest and other liabilities in the consolidated balance sheets at December 31, 2021 and 2020, respectively.
Based on management's evaluation, management has concluded that there were no significant uncertain tax positions requiring recognition in the Company's financial statements at December 31, 2021 or 2020. The Company is subject to income tax at the federal level and in the state of New Hampshire. Although the Company is not currently the subject of an examination by taxing authorities, the Company's tax years ended December 31, 2018 through 2020 are open to examination under the applicable statute of limitations. The 2021 tax return has not yet been filed.

The Company may from time to time be assessed interest and/or penalties by federal or state tax jurisdictions, although any such assessments historically have been minimal and immaterial to the Company's financial results. In the event that the Company receives an assessment for interest and/or penalties, it will be classified in the financial statements as Other expenses.

Note 16.  Employee Benefit Plans

401(k) Plan: Union maintains a tax-qualified defined contribution 401(k) plan under which employees may elect to make tax deferred contributions of up to the IRS maximum from their annual salary. All employees meeting service requirements are eligible to participate in the 401(k) plan. Union may make employer matching and profit-sharing contributions to the 401(k) plan at the discretion of the Board. Company contributions are fully vested after three years of service. The 401(k) plan includes "Safe Harbor" provisions requiring annual nondiscretionary minimum contributions to the 401(k) plan for all eligible participants in an amount equal to 3% of eligible earnings of each eligible participant. Additionally, in 2021 and 2020 a discretionary profit-sharing contribution was made to the 401(k) plan in an amount equal to 3% percent of each employee's eligible earnings, as defined by the 401(k) plan. The following table summarizes employer contributions for the years ended December 31, 2021 and 2020:

	2021	2020
	(Dollars in thousands)
Employer matching	$320	$318
Profit sharing	367	339
Safe harbor	395	382
Total	$1,082	$1,039

Nonqualified Deferred Compensation Plans: The Company and Union have two nonqualified deferred compensation plans for directors and certain key officers, referred to in this Note as the 2008 Plan and the 2020 Plan. The Company accrued an expense of $7 thousand and $8 thousand in 2021 and 2020, respectively, under the 2008 Plan. The benefit obligations under the 2008 Plan represent general unsecured obligations of the Company and no assets are segregated for such payments. However, the Company and Union have purchased life insurance contracts on the lives of each participant in order to recoup the funding costs of these benefits. The benefits accrued under the 2008 Plan aggregated $292 thousand and $327 thousand at December 31, 2021 and 2020, respectively, and are included in Accrued interest and other liabilities. The cash surrender value of the life insurance policies purchased to recoup the funding costs under the 2008 Plan aggregated $1.1 million at December 31, 2021 and 2020, and are included in Company-owned life insurance in the Company's consolidated balance sheets.

The 2020 Plan, which amended and restated an earlier plan adopted in 2006, provides a means by which participants may elect to defer receipt of current compensation from the Company or its subsidiary in order to provide retirement or other benefits as selected in the individual adoption agreements. Although the Plan did not originally allow for employer contributions, the Board subsequently determined that employer contributions may be appropriate in certain circumstances and accordingly amended and restated the plan effective February 1, 2020 to permit such contributions. Participants may select among designated reference investments consisting of investment funds, with the performance of the participant's account mirroring the selected reference investment. Distributions are made only upon a qualifying distribution event, which may include a separation from service, death, disability or unforeseeable emergency, or upon a date specified in the participant's deferral election form. The 2020 Plan is unfunded, representing general unsecured obligations of the Company of $1.1 million as of December 31, 2021 and 2020, and are included in Accrued interest and other liabilities in the consolidated balance sheets, including employer contributions of $24 thousand accrued as of December 31, 2021 and 2020.

Note 17.  Stock Based Compensation

The Company's stock-based compensation plan is the Union Bankshares, Inc. 2014 Equity Incentive Plan. Under the 2014 Equity Plan, 50,000 shares of the Company’s common stock are available for equity awards of incentive stock options, nonqualified stock options, restricted stock and RSUs to eligible officers and (except for awards of incentive stock options) nonemployee directors. Shares available for issuance of awards under the 2014 Equity Plan consist of unissued shares of the Company’s common stock and/or shares held in treasury. As of December 31, 2021, there were outstanding grants of RSUs under the plan as noted in the tables below.

RSUs. Each RSU represents the right to receive one share of the Company's common stock upon satisfaction of applicable vesting conditions. For each of the awards granted in 2021 and 2020, 50% of the RSUs awarded were in the form of Time-Based RSUs, which vest over three years, approximately one-third per year on the anniversary of the earned date; and 50% of the RSUs awarded were in the form of Performance-Based RSUs, which are subject to both performance and time based vesting conditions, with vesting of awards over two years, approximately one-half per year on the anniversary of the earned date. Prior to vesting, the RSUs do not earn dividends or dividend equivalents, nor do they bear any voting rights.

The following table presents a summary of RSUs from the respective Award Plan Summaries as of December 31, 2021:

	Number of RSUs Granted	Weighted-Average Grant Date Fair Value	Number of Unvested RSUs
2020 Award	8,918	$36.26	1,355
2021 Award	17,685	26.73	10,051
Total	26,603		11,406

Unrecognized compensation expense related to the unvested RSUs was $317 thousand and $209 thousand, as of December 31, 2021 and 2020, respectively.
On May 19, 2021, the Company's board of directors, as a component of total director compensation, granted an aggregate of 1,220 RSUs to the Company's non-employee directors. Each RSU represents the right to receive one share of the Company's common stock upon satisfaction of applicable vesting conditions. The RSUs will vest in May 2022, subject to continued board service through the vesting date, other than in the case of the director's death or disability. Prior to vesting, the RSUs do not earn dividends or dividend equivalents, nor do they bear any voting rights. Director compensation expense related to this award is estimated to be $41 thousand of which $24 thousand has been recorded for the year ended December 31, 2021.
Incentive stock options. The 2014 Equity Plan replaced the Company's 2008 ISO Plan. There were no options granted in 2021 or 2020 under the 2014 Equity Plan and as of December 31, 2021, there were no incentive stock options outstanding under the 2014 Equity Plan.
There was no compensation cost charged against income in 2021 or 2020 for stock options issued under the 2014 Equity Plan or the 2008 ISO Plan.

The following summarizes the stock option activity under the 2014 Equity Plan for the year ended December 31, 2021:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Period End Aggregate Intrinsic Value
	(Dollars in thousands, except per share data)
Outstanding at January 1, 2021	4,500	$24.00
Exercised	(3,000)	24.00
Forfeited/expired	(1,500)	24.00
Outstanding at December 31, 2021	—

The following summarizes information regarding the proceeds received by the Company from the exercise of stock options during the years ended December 31:

	2021	2020
	(Dollars in thousands, except per share data)
Proceeds received	$72	$22
Number of shares exercised	3,000	1,000
Weighted average price per share	$24.00	$22.00
Total intrinsic value of options exercised	$27	$14

Note 18.  Earnings Per Share

The following table presents the reconciliation between the calculation of basic EPS and diluted EPS for the years ended December 31, 2021 and 2020:

	2021	2020
	(Dollars in thousands, except per share data)
Net income	$13,170	$12,805
Weighted average common shares outstanding for basic EPS	4,483,791	4,474,649
Dilutive effect of stock-based awards (1)	25,157	18,508
Weighted-average common and potential common shares for diluted EPS	4,508,948	4,493,157
Earnings per common share:
Basic EPS	$2.94	$2.86
Diluted EPS	$2.92	$2.85
____________________
(1)Dilutive effect of stock based awards represents the effect of the assumed exercise of stock options and vesting of restricted stock units. Unvested awards do not have dividend or dividend equivalent rights.

Note 19.  Financial Instruments With Off-Balance-Sheet Risk

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, standby letters of credit, interest rate caps and floors written on adjustable-rate loans, commitments to participate in or sell loans, commitments to buy or sell securities, guarantees on certain sold loans and risk-sharing commitments on certain sold loans under the MPF program with the FHLB. At December 31, 2021 and 2020, the Company had binding loan commitments to sell residential mortgage loans at fixed rates totaling $2.7 million and $18.3 million, respectively. The fair value adjustment of these commitments is not material to the Company's financial statements.
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
The Company generally requires collateral or other security to support financial instruments with credit risk. The following table shows financial instruments outstanding whose contract amount represents credit risk at December 31:

	Contract or Notional Amount
	2021	2020
	(Dollars in thousands)
Commitments to originate loans	$48,910	$61,431
Unused lines of credit	168,442	132,502
Standby and commercial letters of credit	2,158	3,115
Credit card arrangements	170	308
MPF credit enhancement obligation, net (See Note 20)	818	728
Commitment to purchase investment in a real estate limited partnership	4,574	2,000
Total	$225,072	$200,084

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
The Company did not hold or issue derivative instruments or hedging instruments during the years ended December 31, 2021 and 2020.

Note 20. Commitments and Contingencies
Contingent Liabilities: The Company sells 1-4 family residential mortgage loans under the MPF program with FHLB (See Note 19). Under this program, the Company shares in the credit risk of each mortgage loan, while receiving fee income in return. The Company is responsible for a Credit Enhancement Obligation based on the credit quality of these loans. FHLB funds a First Loss Account based on the Company's outstanding MPF mortgage loan balances. This creates a laddered approach to sharing in any losses. In the event of default, homeowner's equity and private mortgage insurance, if any, are the first sources of repayment; the FHLB First Loss Account funds are then utilized, followed by the member's Credit Enhancement Obligation, with the balance the responsibility of FHLB. These loans meet specific underwriting standards of the FHLB. As of December 31, 2021, the Company had sold $33.5 million in loans through the MPF program since inception of its participation in the program, with an outstanding principal balance of $9.5 million as of such date.

The volume of loans sold to the MPF program and the corresponding Credit Enhancement Obligation are closely monitored by management. As of December 31, 2021 and 2020, the notional amount of the maximum contingent contractual liability related to this program was $837 thousand and $747 thousand, respectively, of which $19 thousand had been recorded as a reserve through Accrued interest and other liabilities at December 31, 2021 and 2020.

Legal Contingencies: In the normal course of business, the Company is involved in various legal and other proceedings. In the opinion of management, any liability resulting from such proceedings is not expected to have a material adverse effect on the Company’s consolidated financial statements.

Note 21. Fair Value Measurement
The following is a description of the valuation methodologies used for the Company’s assets that are measured on a recurring basis at estimated fair value:
Investment securities AFS: Certain U.S. Treasury notes have been valued using unadjusted quoted prices from active markets and therefore have been classified as Level 1. However, the majority of the Company’s AFS investment securities have been valued utilizing Level 2 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include market maker bids, quotes and pricing models. Inputs to the pricing models include recent trades, benchmark interest rates, spreads and actual and projected cash flows.
Mutual funds: Mutual funds have been valued using unadjusted quoted prices from active markets and therefore have been classified as Level 1.

Assets measured at fair value on a recurring basis at December 31, 2021 and 2020, segregated by fair value hierarchy level, are summarized below:

	Fair Value Measurement
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2021:	(Dollars in thousands)
Investment securities available-for-sale
Debt securities:
U.S. Government-sponsored enterprises	$36,638	$2,875	$33,763	$—
Agency MBS	178,250	—	178,250	—
State and political subdivisions	45,254	—	45,254	—
Corporate	7,677	—	7,677	—
Total debt securities	$267,819	$2,875	$264,944	$—

Other investments:
Mutual funds	$1,132	$1,132	$—	$—

December 31, 2020:	(Dollars in thousands)
Investment securities available-for-sale
Debt securities:
U.S. Government-sponsored enterprises	$6,548	$—	$6,548	$—
Agency MBS	62,352	—	62,352	—
State and political subdivisions	28,461	—	28,461	—
Corporate	8,402	—	8,402	—
Total debt securities	$105,763	$—	$105,763	$—

Other investments:
Mutual funds	$1,047	$1,047	$—	$—

There were no transfers in or out of Levels 1 and 2 during the years ended December 31, 2021 and 2020, nor were there any Level 3 assets at any time during those periods. Certain other assets and liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Assets and liabilities measured at fair value on a nonrecurring basis in periods after initial recognition, such as collateral-dependent impaired loans and MSRs, were not considered material at December 31, 2021 or 2020. The Company has not elected to apply the fair value method to any financial assets or liabilities other than those situations where other accounting pronouncements require fair value measurements.
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

As of the balance sheet dates, the estimated fair values and related carrying amounts of the Company's significant financial instruments were as follows:

	December 31, 2021
	Fair Value Measurement
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$65,922	$65,922	$65,922	$—	$—
Interest bearing deposits in banks	13,196	13,196	—	13,196	—
Investment securities	268,951	268,951	4,007	264,944	—
Loans held for sale	13,829	14,088	—	14,088	—
Loans, net
Residential real estate	244,980	246,573	—	—	246,573
Construction real estate	64,370	64,539	—	—	64,539
Commercial real estate	340,066	341,451	—	—	341,451
Commercial	49,558	48,682	—	—	48,682
Consumer	2,367	2,350	—	—	2,350
Municipal	78,078	78,748	—	—	78,748
Accrued interest receivable	3,248	3,248	—	734	2,514
Nonmarketable equity securities	1,164	N/A	N/A	N/A	N/A
Financial liabilities
Deposits
Noninterest bearing	264,888	264,888	264,888	—	—
Interest bearing	723,479	723,479	723,479	—	—
Time	106,715	106,588	—	106,588	—
Subordinated notes	16,171	16,179	—	16,179	—
Accrued interest payable	225	225	—	225	—

	December 31, 2020
	Fair Value Measurement
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$122,771	$122,771	$122,771	$—	$—
Interest bearing deposits in banks	12,699	12,699	—	12,699	—
Investment securities	106,810	106,810	1,047	105,763	—
Loans held for sale	32,188	33,437	—	33,437	—
Loans, net
Residential real estate	181,355	185,890	—	—	185,890
Construction real estate	56,643	56,882	—	—	56,882
Commercial real estate	315,522	324,085	—	—	324,085
Commercial	108,382	106,358	—	—	106,358
Consumer	2,586	2,557	—	—	2,557
Municipal	98,264	98,973	—	—	98,973
Accrued interest receivable	4,129	4,129	—	446	3,683
Nonmarketable equity securities	1,150	N/A	N/A	N/A	N/A
Financial liabilities
Deposits
Noninterest bearing	215,245	215,245	215,245	—	—
Interest bearing	637,369	637,369	637,369	—	—
Time	141,688	142,605	—	142,605	—
Borrowed funds
Long-term	7,164	7,585	—	7,585	—
Accrued interest payable	108	108	—	108	—
The carrying amounts in the preceding tables are included in the consolidated balance sheets under the applicable captions.

Note 22.  Transactions with Related Parties
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
Aggregate loan transactions with related parties for the years ended December 31 were as follows:

	2021	2020
	(Dollars in thousands)
Balance, January 1,	$731	$1,300
New loans and advances on lines	2,050	1,632
Repayments	(1,635)	(1,222)
Other, net	—	(979)
Balance, December 31,	$1,146	$731
Balance available on lines of credit or loan commitments	$571	$1,123

There were no loans to related parties that were past due, in nonaccrual status or that had been restructured to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower, or that were considered classified at December 31, 2021 or 2020.
Deposit accounts with related parties were $1.6 million and $1.1 million at December 31, 2021 and 2020, respectively. Union's Asset Management Group also invested $204 thousand and $266 thousand in certificates of deposit with Union at December 31, 2021 and 2020, respectively.

Note 23.  Regulatory Capital Requirements

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
The Economic Growth, Regulatory Relief and Consumer Protection Act of 2018 directed the federal banking regulators to adopt rules providing for a simplified regulatory capital framework for qualifying community banking organizations. In September 2019, the banking regulators finalized a rule that introduced the community bank leverage ratio (CBLR) framework as an optional simplified measure of capital adequacy for qualifying institutions. Beginning with the March 31, 2020 regulatory capital calculation, a banking organization with a Tier I leverage ratio greater than 9.0%, less than $10 billion in average consolidated assets, and limited amounts of off-balance sheet exposures and trading assets and liabilities may opt into the CBLR framework and will be deemed "well capitalized" and will not be required to report or calculate risk-based capital. A community banking organization that does not meet the requirements for use of the simplified CBLR framework will continue to calculate its regulatory capital ratios under existing guidelines. A provision of the CARES Act temporarily lowered the minimum Tier 1 leverage ratio to 8.0% for a banking organization to elect to use the CBLR framework, with a phased increase back to 9.0% by the end of 2021. As of December 31, 2021, the Tier I leverage ratio was 7.12% and 8.44% for the Company and Union, respectively.
The Company and Union's risk-based capital ratios exceeded regulatory guidelines at December 31, 2021 and 2020, and, specifically, Union was "well capitalized" under Prompt Corrective Action provisions for each period. There were no conditions or events that occurred subsequent to December 31, 2021 that would change the Company's or Union's regulatory capital categorization.

Union's and the Company's regulatory capital amounts and ratios as of the balance sheet dates are presented in the following tables:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of December 31, 2021	Amount	Ratio	Amount	Ratio	Amount	Ratio
Company:	(Dollars in thousands)
Total capital to risk weighted assets	$108,175	15.39%	$56,231	8.00%	N/A	N/A
Tier 1 capital to risk weighted assets	83,668	11.90%	42,186	6.00%	N/A	N/A
Common Equity Tier 1 to risk weighted assets	83,668	11.90%	31,639	4.50%	N/A	N/A
Tier 1 capital to average assets	83,668	7.12%	47,004	4.00%	N/A	N/A

Union:
Total capital to risk weighted assets	$107,480	15.31%	$56,162	8.00%	$70,202	10.00%
Tier 1 capital to risk weighted assets	99,144	14.12%	42,129	6.00%	56,172	8.00%
Common Equity Tier 1 to risk weighted assets	99,144	14.12%	31,597	4.50%	45,640	6.50%
Tier 1 capital to average assets	99,144	8.44%	46,988	4.00%	58,735	5.00%

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
As of December 31, 2020	Amount	Ratio	Amount	Ratio	Amount	Ratio
Company:	(Dollars in thousands)
Total capital to risk weighted assets	$83,464	13.87%	$48,141	8.00%	N/A	N/A
Tier 1 capital to risk weighted assets	75,933	12.62%	36,101	6.00%	N/A	N/A
Common Equity Tier 1 to risk weighted assets	75,933	12.62%	27,076	4.50%	N/A	N/A
Tier 1 capital to average assets	75,933	7.31%	41,550	4.00%	N/A	N/A

Union:
Total capital to risk weighted assets	$82,842	13.79%	$48,059	8.00%	$60,074	10.00%
Tier 1 capital to risk weighted assets	75,324	12.54%	36,040	6.00%	48,054	8.00%
Common Equity Tier 1 to risk weighted assets	75,324	12.54%	27,030	4.50%	39,044	6.50%
Tier 1 capital to average assets	75,324	7.26%	41,501	4.00%	51,876	5.00%

Dividends paid by Union are the primary source of funds available to the Company for payment of dividends to its stockholders. Union is subject to certain requirements imposed by federal banking laws and regulations, which among other things, establish minimum levels of capital and restrict the amount of dividends that may be distributed by Union to the Company.

Note 24.  Treasury Stock
The basis for the carrying value of the Company's treasury stock is the purchase price of the shares at the time of purchase. The Company maintains a limited stock repurchase plan which authorizes the repurchase of up to 2,500 shares of its common stock each calendar quarter in open market purchases or privately negotiated transactions, as management may deem advisable and as market conditions may warrant. The repurchase authorization for a calendar quarter expires at the end of that quarter to the extent it has not been exercised, and is not carried forward into future quarters. The quarterly repurchase program, which was initially adopted in 2010, was most recently reauthorized in January 2022 and will expire on December 31, 2022 unless reauthorized. The Company repurchased 97 shares, at a total cost of $2 thousand, under this program during 2021, while no shares were repurchased under the program during 2020. Since inception, the Company had repurchased 17,790 shares of its common stock as of December 31, 2021, at prices ranging from $17.86 to $48.82 per share and at a total cost of $474 thousand.
The Company maintains a Dividend Reinvestment and Stock Purchase Plan (DRIP) whereby registered stockholders may elect to reinvest cash dividends and optional cash contributions to purchase additional shares of the Company's common stock. The Company has reserved 200,000 shares of its common stock for issuance and sale under the DRIP. As of December 31, 2021, 5,430 shares of stock had been issued from treasury stock under the DRIP, since inception of the Plan in 2016.

Note 25. Other Comprehensive Income
The components of Accumulated OCI, net of tax, at December 31 were:

	2021	2020
	(Dollars in thousands)
Net unrealized (loss) gain on investment securities available-for-sale	$(1,552)	$2,636

The following table discloses the tax effects allocated to each component of OCI for the years ended:

	December 31, 2021			December 31, 2020
	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
	(Dollars in thousands)
Investment securities available-for-sale:
Net unrealized holding (losses) gains arising during the year on investment securities available-for-sale	$(5,300)	$1,112	$(4,188)	$2,099	$(440)	$1,659
Reclassification adjustment for net gains on investment securities available-for-sale realized in net income	—	—	—	(11)	2	(9)
Total other comprehensive (loss) income	$(5,300)	$1,112	$(4,188)	$2,088	$(438)	$1,650

The following table discloses information concerning the reclassification adjustments from OCI for the years ended December 31:

Reclassification Adjustment Description	2021	2020	Affected Line Item in Consolidated Statements of Income
	(Dollars in thousands)
Investment securities available-for-sale:
Net gains on investment securities available-for-sale	$—	$(11)	Net gains on sales of investment securities available-for-sale
Tax benefit	—	2	Provision for income taxes
Total reclassifications	$—	$(9)	Net income

Note 26. Subsequent Events
Events occurring subsequent to December 31, 2021 have been evaluated as to their potential impact on the consolidated financial statements.
On January 19, 2022, the Board of Directors declared a cash dividend of $0.35 per share for the quarter, an increase of 6.1% from the cash dividend of $0.33 paid in recent prior quarters. The dividend is payable February 3, 2022 to shareholders of record as of January 29, 2022.

Note 27.  Condensed Financial Information (Parent Company Only)
The following condensed financial statements are for Union Bankshares, Inc. (Parent Company Only), and should be read in conjunction with the consolidated financial statements of Union Bankshares, Inc. and Subsidiary.

UNION BANKSHARES, INC. (PARENT COMPANY ONLY)
CONDENSED BALANCE SHEETS
December 31, 2021 and 2020

	2021	2020
	(Dollars in thousands)
ASSETS
Cash	$342	$93
Other investments	73	60
Investment in subsidiary - Union	99,817	80,257
Other assets	837	869
Total assets	$101,069	$81,279
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Subordinated notes	$16,171	$—
Other liabilities	557	412
Total liabilities	16,728	412
STOCKHOLDERS' EQUITY
Common stock, $2.00 par value; 7,500,000 shares authorized; 4,967,093 shares issued at December 31, 2021 and 4,954,732 shares issued at December 31, 2020	9,934	9,910
Additional paid-in capital	1,769	1,393
Retained earnings	78,350	71,097
Treasury stock at cost; 473,438 shares at December 31, 2021 and 474,632 shares at December 31, 2020	(4,160)	(4,169)
Accumulated other comprehensive income	(1,552)	2,636
Total stockholders' equity	84,341	80,867
Total liabilities and stockholders' equity	$101,069	$81,279
The investment in subsidiary is carried under the equity method of accounting. The investment in subsidiary and cash, which is on deposit with Union, have been eliminated in consolidation.

UNION BANKSHARES, INC. (PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF INCOME
Years Ended December 31, 2021 and 2020

	2021	2020
Revenues	(Dollars in thousands)
Dividends - bank subsidiary - Union	$5,400	$6,350
Other income	26	28
Total revenues	5,426	6,378
Expenses
Interest	17	18
Interest on subordinated notes	200	—
Administrative and other	583	539
Total expenses	800	557
Income before applicable income tax benefit and equity in undistributed net income of subsidiary	4,626	5,821
Applicable income tax benefit	(164)	(113)
Income before equity in undistributed net income of subsidiary	4,790	5,934
Equity in undistributed net income - Union	8,380	6,871
Net income	$13,170	$12,805

UNION BANKSHARES, INC. (PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2021 and 2020

	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES	(Dollars in thousands)
Net income	$13,170	$12,805
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of Union	(8,380)	(6,871)
Amortization of debt issuance costs	11	—
Decrease (increase) in other assets	32	(157)
Increase (decrease) in other liabilities	76	(30)
Net cash provided by operating activities	4,909	5,747
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in Union	(15,000)	—
Purchases of other investments	(13)	(33)
Net cash used in investing activities	(15,013)	(33)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of subordinated notes	16,500	—
Debt issuance costs incurred with issuance of subordinated notes	(340)	—
Dividends paid	(5,877)	(5,689)
Issuance of common stock	72	22
Purchase of treasury stock	(2)	—
Net cash provided by (used in) financing activities	10,353	(5,667)
Net increase in cash	249	47
Cash, beginning of year	93	46
Cash, end of year	$342	$93
Supplemental Disclosures of Cash Flow Information
Interest paid	$17	$18
Dividends paid on Common Stock:
Dividends declared	$5,917	$5,727
Dividends reinvested	(40)	(38)
	$5,877	$5,689

Note 28.  Quarterly Financial Data (Unaudited)

A summary of consolidated financial data for each of the four quarters of 2021 and 2020 is presented below:

	Quarters in 2021 Ended
	March 31,	June 30,	Sept. 30,	Dec 31,
	(Dollars in thousands, except per share data)
Interest and dividend income	$9,500	$9,898	$9,852	$10,023
Interest expense	1,101	979	706	779
Net interest income	8,399	8,919	9,146	9,244
Provision (credit) for loan losses	150	75	—	(225)
Noninterest income	2,621	3,139	4,201	3,002
Noninterest expenses	7,453	8,389	8,548	8,465
Net income	2,876	2,991	3,925	3,378
Basic earnings per common share	$0.64	$0.67	$0.87	$0.76
Diluted earnings per common share	$0.64	$0.66	$0.87	$0.75

	Quarters in 2020 Ended
	March 31,	June 30,	Sept. 30,	Dec 31,
	(Dollars in thousands, except per share data)
Interest and dividend income	$8,963	$9,139	$9,343	$9,305
Interest expense	1,457	1,361	1,158	1,171
Net interest income	7,506	7,778	8,185	8,134
Provision for loan losses	300	500	800	600
Noninterest income	2,518	2,988	5,508	4,989
Noninterest expenses	7,172	7,111	7,995	7,904
Net income	2,196	2,668	4,147	3,794
Basic earnings per common share	$0.49	$0.60	$0.92	$0.85
Diluted earnings per common share	$0.49	$0.59	$0.92	$0.85

Note 29. Other Noninterest Income and Other Noninterest Expenses

The components of other noninterest income and other noninterest expenses for the years ended December 31, 2021 and 2020 were as follows:

	2021	2020
Income	(Dollars in thousands)
Income from mortgage servicing rights, net	$243	$542
Other income	461	411
Total other income	$704	$953

Expenses
Vermont franchise tax	$968	$759
Professional fees	922	774
ATM network and debit card expense	898	800
FDIC insurance assessment	644	443
Advertising and public relations	530	544
Director and advisory board fees	524	505
Other expenses	3,991	3,695
Total other expenses	$8,477	$7,520

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Union Bankshares, Inc. and Subsidiary

Opinions on the Financial Statements

We have audited the accompanying consolidated balance sheets of Union Bankshares, Inc. and Subsidiary (the Company) as of December 31, 2021 and 2020, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2021 and 2020, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits,we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Board of Directors and Stockholders
Union Bankshares, Inc. and Subsidiary

Allowance for Loan Losses

As described in Notes 1, 6 and 7 to the Company's consolidated financial statements, the Company has a gross loan portfolio of $787.1 million and related allowance for loan losses of $8.3 million as of December 31, 2021. The Company's allowance for loan losses is a material and complex estimate requiring significant management judgment in the evaluation of the credit quality and the estimation of inherent losses within the loan portfolio. The level of the allowance for loan losses is based on management’s periodic evaluation of the loan portfolio, credit concentrations, trends in historical loss experience, estimated value of any underlying collateral,specific impaired loans and economic conditions. Changes in these assumptions could have a material effect on the Company’s financial results. The allowance for loan losses includes a general reserve which is determined based on the results of a quantitative and a qualitative analysis of all loans not measured for impairment at the reporting date.

The general component of the allowance for loan losses is based on historical loss experience, adjusted for qualitative factors, for each class of loans with similar risk characteristics. The Company considers relevant credit quality indicators for each loan class, stratifies loans by risk rating, and estimates losses for each loan class based upon their nature and risk profile. This process requires significant management judgment in the review of the loan portfolio and assignment of risk ratings based upon the characteristics of loans. The qualitative factors determined for each loan class are subjectively selected by management using certain objective measurements period over period. The qualitative factors are adjusted based on management’s assessment and include changes in loan underwriting, economic and market conditions,portfolio composition, collateral values, delinquencies, lender experience and legal and regulatory issues.Auditing these complex judgments and assumptions involves especially challenging auditor judgment due to the nature and extent of audit evidence and effort required to address these matters, including the extent of specialized skill or knowledge needed.

The primary procedures we performed to address this critical audit matter included:

•Testing the design of controls relating to management's review of loans, assignment of risk ratings,and consistency of application of accounting policies.
•Evaluating the reasonableness of assumptions and sources of data used by management informing the qualitative loss factors by performing retrospective review of historic loan loss experience and analyzing data used in developing the assumptions, including assessment of whether there were additional qualitative considerations relevant to the loan portfolio.
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

Berry Dunn McNeil & Parker, LLC

We have served as the Company's auditor since 2009.

Portland, Maine
March 23, 2022

Vermont Registration No. 92-0000278
PCAOB registration No. 136

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and Chief Financial Officer, with the assistance of the Disclosure Control Committee, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2021. Based on this evaluation they concluded that those disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files with the Commission is accumulated and communicated to the Company's management, including its principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required information.
Management's Report on Internal Control Over Financial Reporting. The Company's management is responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in the Securities Exchange Act Rule 13a-15(f). The Company's management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based on the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on the evaluation, the Company's management concluded that the Company's internal control over financial reporting was effective as of December 31, 2021.
This annual report on Form 10-K does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to permanent relief from such requirement accorded to smaller reporting companies.
There were no changes in the Company's internal controls over financial reporting during the fourth quarter of 2021 that have materially affected, or that are reasonably likely to materially affect, the Company's internal controls over financial reporting. While the Company believes that its existing disclosure controls and procedures have been effective to accomplish these objectives, the Company intends to continue to examine, refine and formalize its disclosure controls and procedures and to monitor ongoing developments in this area.

Item 9B. Other Information
None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10.  Directors, Executive Officers and Corporate Governance
The following information from the Company's Proxy Statement for the 2022 Annual Meeting of Shareholders is hereby incorporated by reference:
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

Item 11. Executive Compensation
The following information from the Company's Proxy Statement for the 2022 Annual Meeting of Shareholders is hereby incorporated by reference:
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
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following information from the Company's Proxy Statement for the 2022 Annual Meeting of Shareholders is hereby incorporated by reference:
Information regarding the share ownership of management and principal shareholders under the caption “SHARE OWNERSHIP INFORMATION - Share Ownership of Management and Principal Holders”.
The following table summarizes certain information regarding securities available for issuance under the Company's equity compensation plans as of December 31, 2021:
Equity Compensation Plan Information as of December 31, 2021:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a) (1)	(b) (2)	(c) (3)

Equity compensation plans approved by security holders	12,626	$—	1,076
Equity compensation plans not approved by security holders	—	—	—

Total	12,626	$—	1,076
____________________
(1)Includes shares issuable upon vesting of restricted stock units (“RSUs”) granted under the 2014 Equity Plan for which performance conditions have been satisfied but which are also subject to time-based vesting conditions.
(2)There were no outstanding stock options; RSUs not included as they do not include an exercise price.
(3)All of such shares are available for issuance pursuant to future awards under the 2014 Equity Plan.

Item 13. Certain Relationships and Related Party Transactions, and Director Independence
The following information from the Company's Proxy Statement for the 2022 Annual Meeting of Shareholders is hereby incorporated by reference:
Information regarding transactions with management and directors under the caption “PROPOSAL I: TO ELECT DIRECTORS - Transactions with Management and Directors.”
Information regarding Director independence under the caption "PROPOSAL I: TO ELECT DIRECTORS - Director Independence."

Item 14. Principal Accountant Fees and Services
The following information from the Company's Proxy Statement for the 2022 Annual Meeting of Shareholders is hereby incorporated by reference:

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
PART IV
Item 15. Exhibits, Financial Statement Schedules
Documents Filed as Part of this Report:
(1)The following consolidated financial statements are included:
1)Consolidated Balance Sheets at December 31, 2021 and 2020
2)Consolidated Statements of Income for the years ended December 31, 2021 and 2020
3)Consolidated Statements of Comprehensive Income for the years ended December 31, 2021 and 2020
4)Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2021 and 2020
5)Consolidated Statements of Cash Flows for the years ended December 31, 2021 and 2020
6)Notes to the Consolidated Financial Statements
7)Report of Independent Registered Public Accounting Firm

(2)The following exhibits are either filed herewith as part of this report, or are incorporated herein by reference:

Item No:
3.1	Amended and Restated Articles of Incorporation of Union Bankshares, Inc. (as of August 1, 2007), previously filed with the Commission as Exhibit 3.1 to the Company's June 30, 2007 Form 10-Q and incorporated herein by reference.
3.2	Bylaws of Union Bankshares, Inc., as amended and restated, previously filed with the Commission on March 18, 2021 as Exhibit 99.1 to Form 8-K and incorporated herein by reference.
4.1	Description of Securities, previously filed as Exhibit 4.1 to the Company's 2019 Form 10-K and incorporated herein by reference.
4.2
Form of 3.25% Fixed-to-Floating Rate Subordinated Debentures Due 2031 (Qualified Institutional Buyers), previously filed with the Commission on August 27,2021 as Exhibit 4.1 to Form 8-K and incorporated herein by reference.

4.3	Form of 3.25% Fixed-to-Floating Rate Subordinated Debentures Due 2031 (Accredited Investors), previously filed with the Commission on August 27,2021 as Exhibit 4.2 to Form 8-K and incorporated herein by reference.
10.1	2008 Amended and Restated Nonqualified Deferred Compensation Plan of Union Bankshares, previously filed with the Commission as Exhibit 10.3 to the Company's 2008 Form 10-K and incorporated herein by reference.*
10.2	2020 Amended and Restated Executive Nonqualified Excess Plan of Union Bankshares Inc. and Subsidiary, previously filed with the Commission as Exhibit 10.2 to the Company's 2020 Form 10-K and incorporated herein by reference.*
10.3	First Amendment to the Union Bankshares, Inc. Executive Nonqualified Excess Plan, previously filed with the Commission as Exhibit 10.5 to the Company's 2008 Form 10-K and incorporated herein by reference.*
10.4	Short Term Incentive Performance Plan, previously filed with the Commission on February 9, 2012 as Exhibit 10.1 to Form 8-K and incorporated herein by reference.*
10.5	Union Bankshares, Inc. 2014 Equity Incentive Plan, previously filed with the Commission on April 15, 2014 as Appendix A to the Definitive Proxy Statement for the 2014 Annual Meeting of Shareholders and incorporated herein by reference.*
10.6	Amended and Restated Change in Control Agreement dated August 18, 2021, between Union Bank and David S. Silverman, previously filed with the Commission on August 24, 2021 as Exhibit 10.1 to Form 8-K and incorporated herein by reference.*
10.7	Form of Amended and Restated Change in Control Agreement dated August 18, 2021, between Union Bank and each of Karyn J. Hale and Jeffrey J. Coslett, previously filed with the Commission on August 24, 2021 as Exhibit 10.2 to Form 8-K and incorporated herein by reference.*
10.8	Form of Change in Control Agreement dated August 18, 2021, between Union Bank and each of four senior managers of Union Bank, previously filed with the Commission on August 24, 2021 as Exhibit 10.3 to Form 8-K and incorporated herein by reference.*
10.9	Form of Restricted Stock Unit Award Certificate under the Company's 2014 Equity Incentive Plan, previously filed with the Commission as Exhibit 10.12 to the Company's 2020 Form 10-K and incorporated herein by reference.*
10.10	Supplemental Executive Retirement Agreement dated March 1, 2020 between David S. Silverman and Union Bank, previously filed with the Commission as Exhibit 10.13 to the Company's 2020 Form 10-K and incorporated herein by reference.*
10.11	Form of Subordinated Note Purchase Agreement dated as of August 26, 2021 between the Company and the several Note Purchasers, previously filed with the Commission on August 27, 2021 as Exhibit 10.1 to Form 8-K and incorporated herein by reference.
21.1	Subsidiaries of the Company.
23.1	Consent of Berry Dunn McNeil & Parker, LLC
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101
The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2021 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the audited consolidated balance sheets, (ii) the audited consolidated statements of income for the years ended December 31, 2021 and 2020, (iii) the audited consolidated statements of comprehensive income, (iv) the audited consolidated statement of changes in stockholders' equity, (v) the audited consolidated statements of cash flows and (vi) related notes.

____________________
*    denotes compensatory plan or agreement
**    This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

Item 16. Form 10-K Summary
Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, as of March 23, 2022.
 Union Bankshares, Inc.

By:	/s/ David S. Silverman	By:	/s/ Karyn J. Hale
	David S. Silverman		Karyn J. Hale
	Chief Executive Officer and President		Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 23, 2022.

Name	Title
/s/ David S. Silverman	Director, Chief Executive Officer and President
David S. Silverman	(Principal Executive Officer)

/s/ Karyn J. Hale	Chief Financial Officer
Karyn J. Hale	(Principal Financial/Accounting Officer)

/s/ Cornelius J. Van Dyke	Director, Chairman of the Board
Cornelius J. Van Dyke

/s/ Timothy W. Sargent	Director, Vice Chairman of the Board
Timothy W. Sargent

/s/ Joel S. Bourassa	Director
Joel S. Bourassa

/s/ Dawn D. Bugbee	Director
Dawn D. Bugbee

/s/ John M. Goodrich	Director
John M. Goodrich

/s/ Nancy C. Putnam	Director
Nancy C. Putnam

/s/ Gregory D. Sargent	Director
Gregory D. Sargent

/s/ John H. Steel	Director
John H. Steel

EXHIBIT INDEX *

21.1	Subsidiaries of the Company.

23.1	Consent of Berry Dunn McNeil & Parker, LLC

31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101
The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2021 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the audited consolidated balance sheets, (ii) the audited consolidated statements of income for the years ended December 31, 2021 and 2020, (iii) the audited consolidated statements of comprehensive income, (iv) the audited consolidated statement of changes in stockholders' equity, (v) the audited consolidated statements of cash flows and (vi) related notes.

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