Form 10-K/A
period 2021-12-31
UNION BANKSHARES INC
filed 2022-05-02
CIK 706863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
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
Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant on June 30, 2021 was $142,919,988 based on the closing price on the NASDAQ Stock Market LLC on such date of $36.20 per share. For purposes of this calculation, all directors, executive officers, and named executives of the Registrant are assumed to be affiliates. Such assumption, however, shall not be deemed to be an admission of such status as to any such individual.
On February 28, 2022, there were 4,494,065 shares of common stock, $2.00 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Specifically designated portions of the following documents are incorporated by reference in the indicated Part of this Annual Report on Form 10-K:

Document		Part
Proxy Statement for the 2022 Annual Meeting of Shareholders		III

Auditor Name:	Berry Dunn McNeil & Parker, LLC
Auditor Location:	Portland, Maine
PCAOB registration No.:	136
Explanatory Note: The sole purpose of this Amendment is to correct the reported closing price per share of the Company's common stock on the NASDAQ Stock Market LLC on June 30, 2021 disclosed on the cover page on page 2 of the Form 10-K originally filed on March 23, 2022 (the "Original Filing"). The closing price on the NASDAQ Stock Market LLC on June 30, 2021 was inadvertently disclosed as $18.99 per share in the Original Filing and is being corrected to the actual closing price of $36.20 per share on June 30, 2021. Except as described above, no changes have been made to the Original Filing and this Amendment does not modify, amend, or update in any way any of the financial or other information contained in the Original Filing and does not reflect events that may have occurred subsequent to the Original Filing. Pursuant to Rules 12b-15 and 13a-14 under the Securities Exchange Act of 1934, as amended, and applicable interpretations of the Commission, this Amendment contains new certifications in abbreviated form pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are filed herewith, but does not contain new certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are contained in this Amendment.

Item 15. Exhibits, Financial Statement Schedules
(2)Exhibits*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
____________________
*    other than exhibits contained in or incorporated by reference in the Original Filing.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, as of May 2, 2022.
 Union Bankshares, Inc.

By:	/s/ Karyn J. Hale
Karyn J. Hale
Chief Financial Officer

EXHIBIT INDEX *

31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
____________________
*    other than exhibits contained in or incorporated by reference in the Original Filing.