Form 10-Q
period 2022-03-31
UNION BANKSHARES INC
filed 2022-05-13
CIK 706863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2022

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐      No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of April 29, 2022.

Common Stock, $2 par value	4,495,672	shares

UNION BANKSHARES, INC.
TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets	(Dollars in thousands)
Cash and due from banks	$5,047	$4,659
Federal funds sold and overnight deposits	45,755	61,263
Cash and cash equivalents	50,802	65,922
Interest bearing deposits in banks	14,192	13,196
Investment securities available-for-sale	272,151	267,819
Other investments	1,273	1,132
Total investments	273,424	268,951
Loans held for sale	2,349	13,829
Loans	827,607	787,050
Allowance for loan losses	(8,336)	(8,336)
Net deferred loan costs	1,007	705
Net loans	820,278	779,419
Premises and equipment, net	21,320	21,615
Company-owned life insurance	18,192	18,764
Other assets	32,986	23,677
Total assets	$1,233,543	$1,205,373
Liabilities and Stockholders’ Equity
Liabilities
Deposits
Noninterest bearing	$303,077	$264,888
Interest bearing	726,864	723,479
Time	104,303	106,715
Total deposits	1,134,244	1,095,082
Subordinated notes	16,179	16,171
Accrued interest and other liabilities	13,703	9,779
Total liabilities	1,164,126	1,121,032
Commitments and Contingencies
Stockholders’ Equity
Common stock, $2.00 par value; 7,500,000 shares authorized; 4,968,692 shares issued at March 31, 2022 and 4,967,093 shares issued at December 31, 2021	9,937	9,934
Additional paid-in capital	1,878	1,769
Retained earnings	79,259	78,350
Treasury stock at cost; 475,522 shares at March 31, 2022 and 473,438 shares at December 31, 2021	(4,231)	(4,160)
Accumulated other comprehensive loss	(17,426)	(1,552)
Total stockholders' equity	69,417	84,341
Total liabilities and stockholders' equity	$1,233,543	$1,205,373

See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 1

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended March 31,
	2022	2021
	(Dollars in thousands, except per share data)
Interest and dividend income
Interest and fees on loans	$8,474	$8,885
Interest on debt securities:
Taxable	972	404
Tax exempt	222	151
Dividends	6	4
Interest on federal funds sold and overnight deposits	19	19
Interest on interest bearing deposits in banks	33	37
Total interest and dividend income	9,726	9,500
Interest expense
Interest on deposits	621	1,047
Interest on borrowed funds	—	54
Interest on subordinated notes	142	—
Total interest expense	763	1,101
Net interest income	8,963	8,399
Provision for loan losses	—	150
Net interest income after provision for loan losses	8,963	8,249
Noninterest income
Trust income	209	185
Service fees	1,635	1,523
Net gains on sales of investment securities available-for-sale	26	—
Net gains on sales of loans held for sale	14	894
Net gains on other investments	82	44
Other income (loss)	89	(25)
Total noninterest income	2,055	2,621
Noninterest expenses
Salaries and wages	3,410	3,083
Employee benefits	1,305	1,169
Occupancy expense, net	527	477
Equipment expense	916	798
Other expenses	1,956	1,926
Total noninterest expenses	8,114	7,453
Income before provision for income taxes	2,904	3,417
Provision for income taxes	422	541
Net income	$2,482	$2,876
Basic earnings per common share	$0.55	$0.64
Weighted average number of common shares outstanding	4,494,871	4,480,339
Dividends per common share	$0.35	$0.33
See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 2

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended March 31,
	2022	2021
	(Dollars in thousands)
Net income	$2,482	$2,876
Other comprehensive loss, net of tax:
Investment securities available-for-sale:
Net unrealized holding losses arising during the period on investment securities available-for-sale	(15,853)	(2,555)
Reclassification adjustment for net gains on sales of investment securities available-for-sale realized in net income	(21)	—
Total other comprehensive loss	(15,874)	(2,555)
Total comprehensive (loss) income	$(13,392)	$321

See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 3

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)

	Three Month Periods Ended March 31, 2022 and 2021
	Common Stock					Accumulated other comprehensive (loss) income
	Shares, net of treasury	Amount	Additional paid-in capital	Retained earnings	Treasury stock		Total stockholders’ equity
	(Dollars in thousands, except per share data)
Balances, December 31, 2021	4,493,655	$9,934	$1,769	$78,350	$(4,160)	$(1,552)	$84,341
Net income	—	—	—	2,482	—	—	2,482
Other comprehensive loss	—	—	—	—	—	(15,874)	(15,874)
Dividend reinvestment plan	416	—	9	—	4	—	13
Cash dividends declared ($0.35 per share)	—	—	—	(1,573)	—	—	(1,573)
Stock based compensation expense	1,599	3	100	—	—	—	103
Purchase of treasury stock	(2,500)	—	—	—	(75)	—	(75)
Balances, March 31, 2022	4,493,170	$9,937	$1,878	$79,259	$(4,231)	$(17,426)	$69,417

Balances, December 31, 2020	4,480,100	$9,910	$1,393	$71,097	$(4,169)	$2,636	$80,867
Net income	—	—	—	2,876	—	—	2,876
Other comprehensive loss	—	—	—	—	—	(2,555)	(2,555)
Dividend reinvestment plan	451	—	8	—	4	—	12
Cash dividends declared ($0.33 per share)	—	—	—	(1,479)	—	—	(1,479)
Stock based compensation expense	—	—	92	—	—	—	92
Exercise of stock options	500	1	11	—	—	—	12
Purchase of treasury stock	(97)	—	—	—	(2)	—	(2)
Balances, March 31, 2021	4,480,954	$9,911	$1,504	$72,494	$(4,167)	$81	$79,823

See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 4

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash Flows From Operating Activities	(Dollars in thousands)
Net income	$2,482	$2,876
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	459	459
Provision for loan losses	—	150
Deferred income tax provision	11	14
Net amortization of premiums on investment securities	160	168
Equity in losses of limited partnerships	256	262
Stock based compensation expense	103	92
Net (increase) decrease in unamortized loan costs	(302)	619
Proceeds from sales of loans held for sale	16,430	30,574
Origination of loans held for sale	(4,936)	(37,704)
Net gains on sales of loans held for sale	(14)	(894)
Net gains on sales of investment securities available-for-sale	(26)	—
Net gains on sales of other real estate owned	—	(11)
Net gains on other investments	(82)	(44)
Increase in accrued interest receivable	(49)	(95)
Amortization of core deposit intangible	—	43
Amortization of debt issuance costs	8	—
Increase in other assets	(436)	(412)
Increase (decrease) in other liabilities	704	(873)
Net cash provided by (used in) operating activities	14,768	(4,776)
Cash Flows From Investing Activities
Interest bearing deposits in banks
Proceeds from maturities and redemptions	1,992	498
Purchases	(2,988)	(2,490)
Investment securities available-for-sale
Proceeds from sales	6,827	—
Proceeds from maturities, calls and paydowns	7,304	7,310
Purchases	(38,691)	(46,880)
Net purchases of other investments	(59)	(41)
Net decrease in nonmarketable stock	276	—
Net increase in loans	(40,558)	(31,085)
Recoveries of loans charged off	1	8
Net purchases of premises and equipment	(164)	(302)
Investments in limited partnerships	(1,355)	(700)
Proceeds from sales of other real estate owned	—	61
Net cash used in investing activities	(67,415)	(73,621)

Union Bankshares, Inc. Page 5

	Three Months Ended March 31,
	2022	2021

Cash Flows From Financing Activities	(Dollars in thousands)
Net increase in noninterest bearing deposits	38,189	16,747
Net increase in interest bearing deposits	3,385	11,591
Net decrease in time deposits	(2,412)	(14,749)
Exercise of stock options	—	12
Purchase of treasury stock	(75)	(2)
Dividends paid	(1,560)	(1,467)
Net cash provided by financing activities	37,527	12,132
Net decrease in cash and cash equivalents	(15,120)	(66,265)
Cash and cash equivalents
Beginning of period	65,922	122,771
End of period	$50,802	$56,506
Supplemental Disclosures of Cash Flow Information
Interest paid	$911	$1,122

Supplemental Schedule of Noncash Investing Activities
Investment in limited partnerships acquired by capital contributions payable	$3,494	$—

Dividends paid on Common Stock:
Dividends declared	$1,573	$1,479
Dividends reinvested	(13)	(12)
	$1,560	$1,467

See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 6

UNION BANKSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Basis of Presentation
The accompanying unaudited interim consolidated financial statements of Union Bankshares, Inc. and Subsidiary (together, the Company) as of March 31, 2022, and for the three months ended March 31, 2022 and 2021, have been prepared in conformity with GAAP for interim financial information, general practices within the banking industry, and the accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as amended by Amendment No. 1 on Form 10-K/A (2021 Annual Report). The Company's sole subsidiary is Union Bank. In the opinion of the Company’s management, all adjustments, consisting only of normal recurring adjustments and disclosures necessary for a fair presentation of the information contained herein, have been made. This information should be read in conjunction with the Company’s 2021 Annual Report. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2022, or any future interim period.
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

AFS:	Available-for-sale	ICS:	Insured Cash Sweeps of the Promontory Interfinancial Network
ALCO:	Asset Liability Committee	IRS:	Internal Revenue Service
ALL:	Allowance for loan losses	MBS:	Mortgage-backed security
ASC:	Accounting Standards Codification	MSRs:	Mortgage servicing rights
ASU:	Accounting Standards Update	OAO:	Other assets owned
Board:	Board of Directors	OCI:	Other comprehensive income (loss)
bp or bps:	Basis point(s)	OFAC:	U.S. Office of Foreign Assets Control
CARES Act:	Coronavirus Aid, Relief and Economic Security Act	OREO:	Other real estate owned
CDARS:	Certificate of Deposit Accounts Registry Service of the Promontory Interfinancial Network	OTTI:	Other-than-temporary impairment
Company:	Union Bankshares, Inc. and Subsidiary	OTT:	Other-than-temporary
COVID-19:	Novel Coronavirus	PPP:	Paycheck Protection Program
Dodd-Frank Act:	The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010	PPPLF:	PPP Liquidity Facility of the FRB
DRIP:	Dividend Reinvestment Plan	RD:	USDA Rural Development
FASB:	Financial Accounting Standards Board	RSU:	Restricted Stock Unit
FDIC:	Federal Deposit Insurance Corporation	SBA:	U.S. Small Business Administration
FHA:	U.S. Federal Housing Administration	SEC:	U.S. Securities and Exchange Commission
FHLB:	Federal Home Loan Bank of Boston	TDR:	Troubled-debt restructuring
FRB:	Federal Reserve Board	Union:	Union Bank, the sole subsidiary of Union Bankshares, Inc
FHLMC/Freddie Mac:	Federal Home Loan Mortgage Corporation	USDA:	U.S. Department of Agriculture
GAAP:	Generally Accepted Accounting Principles in the United States	VA:	U.S. Veterans Administration
HTM:	Held-to-maturity	2014 Equity Plan:	2014 Equity Incentive Plan
HUD:	U.S. Department of Housing and Urban Development	2021 Annual Report	Annual Report on Form 10-K for the year ended December 31, 2021, as amended by Amendment No. 1 on Form 10-K/A

Union Bankshares, Inc. Page 7

Note 2. Legal Contingencies
In the normal course of business, the Company is involved in various legal and other proceedings. In the opinion of management, any liability resulting from such proceedings is not expected to have a material adverse effect on the Company’s consolidated financial condition or results of operations.

Note 3. Per Share Information
Earnings per common share are computed based on the weighted average number of shares of common stock outstanding during the period and reduced for shares held in treasury. The dilutive effect of outstanding stock-based awards, consisting of RSUs with respect to 11,893 shares for the three months ended March 31, 2022, and both RSUs and stock options with respect to 17,697 shares for the same period last year, did not result in material dilution and is not included in the calculation.

Note 4. Recent Accounting Pronouncements
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Under the new guidance, which will replace the existing incurred loss model for recognizing credit losses, banks and other lending institutions will be required to recognize the full amount of expected credit losses. The new guidance, which is referred to as the current expected credit loss model ("CECL"), requires that expected credit losses for financial assets held at the reporting date that are accounted for at amortized cost be measured and recognized based on historical experience and current and reasonably supportable forecasted conditions to reflect the full amount of expected credit losses. A modified version of these requirements also applies to debt securities classified as AFS. As initially proposed, the ASU was to become effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption was permitted for fiscal years beginning after December 15, 2018, including interim periods within such years. In October 2019, the FASB approved amendments to delay the effective date of the ASU to fiscal years beginning after December 31, 2022, including interim periods within those fiscal years, for smaller reporting companies, as defined by the SEC, and other non-SEC reporting entities. The Company did not choose to early adopt the ASU. As the Company is a smaller reporting company, the ASU will become effective for the Company beginning with the 2023 fiscal year. The Company has established a CECL implementation team and developed a transition project plan. The Company utilizes a software package for its current calculation of the allowance for loan losses that will also be utilized for CECL implementation. Historical data has been compiled and training on utilizing the software for the existing incurred loss model has been completed. The Company continues the collection of historical data and training is ongoing surrounding CECL implementation and methodologies. In addition, the Company is conducting parallel calculations under the existing incurred loss model and the CECL model throughout 2022. The measures will facilitate the eventual implementation process and management's evaluation of the potential impact of the ASU on the Company's consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, and has issued subsequent amendments thereto, which provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022. The transition away from LIBOR is not expected to have a material impact on the Company's consolidated financial statements.

In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures which eliminates the accounting guidance for TDRs, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. The ASU also requires disclosure of current period charge offs by year of origination for loans and leases. ASU No. 2022-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. ASU No. 2022-02 is not expected to have a material impact on the Company’s consolidated financial statements.

Union Bankshares, Inc. Page 8

Note 5. Investment Securities
Debt securities AFS as of the balance sheet dates consisted of the following:

March 31, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. Government-sponsored enterprises	$45,993	$—	$(2,683)	$43,310
Agency mortgage-backed	197,776	38	(16,214)	181,600
State and political subdivisions	43,611	148	(3,427)	40,332
Corporate	6,829	114	(34)	6,909
Total	$294,209	$300	$(22,358)	$272,151

December 31, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. Government-sponsored enterprises	$37,176	$55	$(593)	$36,638
Agency mortgage-backed	181,216	574	(3,540)	178,250
State and political subdivisions	44,068	1,293	(107)	45,254
Corporate	7,323	381	(27)	7,677
Total	$269,783	$2,303	$(4,267)	$267,819
There were no investment securities HTM at March 31, 2022 or December 31, 2021. Investment securities AFS with a carrying amount of $551 thousand and $589 thousand were pledged as collateral for public unit deposits or for other purposes as required or permitted by law at March 31, 2022 and December 31, 2021, respectively.

The amortized cost and estimated fair value of debt securities by contractual scheduled maturity as of March 31, 2022 were as follows:

	Amortized Cost	Fair Value
Available-for-sale	(Dollars in thousands)
Due from one to five years	$10,246	$10,008
Due from five to ten years	39,883	37,834
Due after ten years	46,304	42,709
	96,433	90,551
Agency mortgage-backed	197,776	181,600
Total debt securities available-for-sale	$294,209	$272,151

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

Union Bankshares, Inc. Page 9

Information pertaining to all debt securities AFS with gross unrealized losses as of the balance sheet dates, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

March 31, 2022	Less Than 12 Months			12 Months and over			Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
		(Dollars in thousands)
U.S. Government- sponsored enterprises	26	$38,477	$(2,146)	10	$4,833	$(537)	36	$43,310	$(2,683)
Agency mortgage-backed	61	132,852	(10,717)	25	44,787	(5,497)	86	177,639	(16,214)
State and political subdivisions	56	34,049	(3,427)	—	—	—	56	34,049	(3,427)
Corporate	4	1,980	(20)	1	486	(14)	5	2,466	(34)
Total	147	$207,358	$(16,310)	36	$50,106	$(6,048)	183	$257,464	$(22,358)

December 31, 2021	Less Than 12 Months			12 Months and over			Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
		(Dollars in thousands)
U.S. Government- sponsored enterprises	18	$29,754	$(464)	14	$3,885	$(129)	32	$33,639	$(593)
Agency mortgage-backed	41	130,742	(2,252)	17	32,955	(1,288)	58	163,697	(3,540)
State and political subdivisions	17	17,483	(107)	—	—	—	17	17,483	(107)
Corporate	2	985	(15)	1	488	(12)	3	1,473	(27)
Total	78	$178,964	$(2,838)	32	$37,328	$(1,429)	110	$216,292	$(4,267)

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

The Company has the ability to hold the investment securities that had unrealized losses at March 31, 2022 and December 31, 2021 for the foreseeable future. The decline in value is the result of market conditions and not attributable to credit quality in the investment securities and no declines were deemed by management to be OTT.

Union Bankshares, Inc. Page 10

The following table presents the proceeds, gross realized gains and gross realized losses from the sales of AFS securities for the three months ended March 31, 2022:

For The Three Months Ended March 31, 2022
(Dollars in thousands)
Proceeds	$6,827

Gross gains	76
Gross losses	(50)
Net gains on sales of investment securities AFS	$26

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
The composition of Net loans as of the balance sheet dates was as follows:

	March 31, 2022	December 31, 2021
	(Dollars in thousands)
Residential real estate	$282,662	$246,827
Construction real estate	68,730	65,149
Commercial real estate	348,378	344,816
Commercial	44,808	49,788
Consumer	2,241	2,376
Municipal	80,788	78,094
Gross loans	827,607	787,050
Allowance for loan losses	(8,336)	(8,336)
Net deferred loan costs	1,007	705
Net loans	$820,278	$779,419
There were 80 and 154 PPP loans totaling $6.8 million and $13.6 million classified as commercial loans as of March 31, 2022 and December 31, 2021, respectively. As of March 31, 2022 and December 31, 2021, remaining PPP deferred origination fees of $271 thousand and $558 thousand, respectively, will be amortized into interest income over the lives of the respective loans.

Union Bankshares, Inc. Page 11

PPP loan origination fees of $287 thousand and $668 thousand were recognized in earnings during the three months ended March 31, 2022 and 2021, respectively.
Qualifying residential first mortgage loans and certain commercial real estate loans with an aggregate carrying value of $172.5 million and $224.4 million were pledged as collateral for borrowings from the FHLB under a blanket lien at March 31, 2022 and December 31, 2021, respectively.
A summary of current, past due and nonaccrual loans as of the balance sheet dates follows:

March 31, 2022	Current	30-59 Days	60-89 Days	90 Days and Over and Accruing	Nonaccrual	Total
	(Dollars in thousands)
Residential real estate	$281,011	$1,361	$88	$80	$122	$282,662
Construction real estate	68,550	45	—	—	135	68,730
Commercial real estate	344,137	93	—	—	4,148	348,378
Commercial	44,644	13	2	149	—	44,808
Consumer	2,223	18	—	—	—	2,241
Municipal	80,788	—	—	—	—	80,788
Total	$821,353	$1,530	$90	$229	$4,405	$827,607

December 31, 2021	Current	30-59 Days	60-89 Days	90 Days and Over and Accruing	Nonaccrual	Total
	(Dollars in thousands)
Residential real estate	$245,169	$1,328	$130	$53	$147	$246,827
Construction real estate	64,939	72	—	—	138	65,149
Commercial real estate	340,209	242	—	—	4,365	344,816
Commercial	49,699	36	8	45	—	49,788
Consumer	2,376	—	—	—	—	2,376
Municipal	78,094	—	—	—	—	78,094
Total	$780,486	$1,678	$138	$98	$4,650	$787,050

There was one residential real estate loan totaling $118 thousand in process of foreclosure at March 31, 2022 and no loans in process of foreclosure at December 31, 2021. Aggregate interest on nonaccrual loans not recognized was $527 thousand as of March 31, 2022 and $504 thousand as of December 31, 2021.

Note 7.  Allowance for Loan Losses and Credit Quality
The ALL is established for estimated losses in the loan portfolio through a provision for loan losses charged to earnings. For all loan classes, loan losses are charged against the ALL when management believes the loan balance is uncollectible or in accordance with federal guidelines. Subsequent recoveries, if any, are credited to the ALL.

The ALL is maintained at a level believed by management to be appropriate to absorb probable credit losses inherent in the loan portfolio as of the balance sheet date. The amount of the ALL is based on management's periodic evaluation of the collectability of the loan portfolio, including the nature, volume and risk characteristics of the portfolio, credit concentrations, trends in historical loss experience, estimated value of any underlying collateral, specific impaired loans and economic conditions. There was no change to the methodology used to estimate the ALL during the first quarter of 2022. While management uses available information to recognize losses on loans, future additions to the ALL may be necessary based on changes in economic conditions or other relevant factors.

In addition, various regulatory agencies, as an integral part of their examination process, regularly review the Company's ALL. Such agencies may require the Company to recognize additions to the ALL, with a corresponding charge to earnings, based on their judgments about information available to them at the time of their examination, which may not be currently available to management.

Union Bankshares, Inc. Page 12

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
Management increased certain economic qualitative factors utilized to estimate the ALL during 2020 at the onset of the COVID-19 pandemic. During 2021, the economic qualitative reserve factor assigned to each loan portfolio in the ALL estimate was decreased due to continued indications of economic improvement. COVID-19 restrictions were lifted in June 2021 and the majority of borrowers that had executed loan modifications due to COVID-19 were no longer subject to modified terms. Based on these continued improving economic trends, the economic qualitative reserve factor assigned to all loan portfolios, except the municipal loan portfolio, was decreased 5 bps during the first quarter of 2022.

Union Bankshares, Inc. Page 13

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

Changes in the ALL, by class of loans, for the three months ended March 31, 2022 and 2021 were as follows:

For The Three Months Ended March 31, 2022	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Balance, December 31, 2021	$2,068	$837	$4,122	$275	$11	$86	$937	$8,336
Provision (credit) for loan losses	156	6	(125)	14	(1)	2	(52)	—
Recoveries of amounts charged off	—	—	—	—	1	—	—	1
	2,224	843	3,997	289	11	88	885	8,337
Amounts charged off	—	—	—	—	(1)	—	—	(1)
Balance, March 31, 2022	$2,224	$843	$3,997	$289	$10	$88	$885	$8,336

For The Three Months Ended March 31, 2021	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Balance, December 31, 2020	$1,776	$763	$4,199	$458	$15	$214	$846	$8,271
Provision (credit) for loan losses	212	118	(66)	(15)	(2)	(15)	(82)	150
Recoveries of amounts charged off	8	—	—	—	—	—	—	8
	1,996	881	4,133	443	13	199	764	8,429
Amounts charged off	—	—	—	—	—	—	—	—
Balance, March 31, 2021	$1,996	$881	$4,133	$443	$13	$199	$764	$8,429

The allocation of the ALL, summarized on the basis of the Company's impairment methodology by class of loan, as of the balance sheet dates, was as follows:

March 31, 2022	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Individually evaluated for impairment	$24	$—	$20	$—	$—	$—	$—	$44
Collectively evaluated for impairment	2,200	843	3,977	289	10	88	885	8,292
Total allocated	$2,224	$843	$3,997	$289	$10	$88	$885	$8,336

December 31, 2021	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Individually evaluated for impairment	$26	$—	$20	$—	$—	$—	$—	$46
Collectively evaluated for impairment	2,042	837	4,102	275	11	86	937	8,290
Total allocated	$2,068	$837	$4,122	$275	$11	$86	$937	$8,336

Union Bankshares, Inc. Page 14

The recorded investment in loans, summarized on the basis of the Company's impairment methodology by class of loan, as of the balance sheet dates, was as follows:

March 31, 2022	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Total
	(Dollars in thousands)
Individually evaluated for impairment	$1,728	$193	$4,601	$8	$—	$—	$6,530
Collectively evaluated for impairment	280,934	68,537	343,777	44,800	2,241	80,788	821,077
Total	$282,662	$68,730	$348,378	$44,808	$2,241	$80,788	$827,607

December 31, 2021	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Total
	(Dollars in thousands)
Individually evaluated for impairment	$1,750	$198	$4,819	$9	$—	$—	$6,776
Collectively evaluated for impairment	245,077	64,951	339,997	49,779	2,376	78,094	780,274
Total	$246,827	$65,149	$344,816	$49,788	$2,376	$78,094	$787,050

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

The following tables summarize the loan ratings applied by management to the Company's loans by class as of the balance sheet dates:

March 31, 2022	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Total
	(Dollars in thousands)
Pass	$263,222	$39,536	$214,846	$40,217	$2,236	$80,788	$640,845
Satisfactory/Monitor	17,115	29,001	128,492	4,524	5	—	179,137
Substandard	2,325	193	5,040	67	—	—	7,625
Total	$282,662	$68,730	$348,378	$44,808	$2,241	$80,788	$827,607

Union Bankshares, Inc. Page 15

December 31, 2021	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Total
	(Dollars in thousands)
Pass	$227,684	$39,135	$191,902	$45,407	$2,371	$78,094	$584,593
Satisfactory/Monitor	16,820	25,816	147,645	4,301	5	—	194,587
Substandard	2,323	198	5,269	80	—	—	7,870
Total	$246,827	$65,149	$344,816	$49,788	$2,376	$78,094	$787,050

The following tables provide information with respect to impaired loans by class of loan as of and for the three months ended March 31, 2022 and March 31, 2021:

	As of March 31, 2022			For The Three Months Ended March 31, 2022
	Recorded Investment (1)	Principal Balance (1)	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Residential real estate	$197	$207	$24
Commercial real estate	1,587	1,762	20
With an allowance recorded	1,784	1,969	44

Residential real estate	1,531	2,028	—
Construction real estate	193	216	—
Commercial real estate	3,014	3,120	—
Commercial	8	8	—
With no allowance recorded	4,746	5,372	—

Residential real estate	1,728	2,235	24	$1,739	$30
Construction real estate	193	216	—	195	1
Commercial real estate	4,601	4,882	20	4,710	7
Commercial	8	8	—	9	—
Total	$6,530	$7,341	$44	$6,653	$38
____________________
(1)Does not reflect government guaranties on impaired loans as of March 31, 2022 totaling $420 thousand.

	As of March 31, 2021			For The Three Months Ended March 31, 2021
	Recorded Investment (1)	Principal Balance (1)	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Residential real estate	$1,740	$2,333	$27	$1,761	$55
Construction real estate	210	230	—	210	1
Commercial real estate	5,275	5,532	31	3,849	13
Commercial	170	173	—	184	5
Total	$7,395	$8,268	$58	$6,004	$74
____________________
(1)Does not reflect government guaranties on impaired loans as of March 31, 2021 totaling $489 thousand.

Union Bankshares, Inc. Page 16

The following table provides information with respect to impaired loans by class of loan as of December 31, 2021:

	December 31, 2021
	Recorded Investment (1)	Principal Balance (1)	Related Allowance
	(Dollars in thousands)
Residential real estate	$199	$209	$26
Commercial real estate	1,591	1,764	20
With an allowance recorded	1,790	1,973	46

Residential real estate	1,551	2,043	—
Construction real estate	198	218	—
Commercial real estate	3,228	3,274	—
Commercial	9	9	—
With no allowance recorded	4,986	5,544	—

Residential real estate	1,750	2,252	26
Construction real estate	198	218	—
Commercial real estate	4,819	5,038	20
Commercial	9	9	—
Total	$6,776	$7,517	$46
____________________
(1)Does not reflect government guaranties on impaired loans as of December 31, 2021 totaling $423 thousand.

The following is a summary of TDR loans by class of loan as of the balance sheet dates:

	March 31, 2022		December 31, 2021
	Number of Loans	Principal Balance	Number of Loans	Principal Balance
	(Dollars in thousands)
Residential real estate	29	$1,728	29	$1,750
Construction real estate	2	75	2	81
Commercial real estate	3	370	3	375
Commercial	1	8	1	9
Total	35	$2,181	35	$2,215

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

There was no new TDR activity for the three months ended March 31, 2022 or 2021.

There were no TDR loans modified within the previous twelve months that subsequently defaulted during the three months ended March 31, 2022 or 2021. TDR loans are considered defaulted at 90 days past due.

In March 2020, the federal banking agencies issued guidance, confirmed by the FASB, that certain short-term modifications made to loans to borrowers affected by the COVID-19 pandemic and government shutdown orders would not be considered TDRs under specified circumstances. As of March 31, 2022, four loans with outstanding loan balances of $545 thousand remained subject to modified terms and carried accrued interest of $10 thousand.
At March 31, 2022 and December 31, 2021, the Company was not committed to lend any additional funds to borrowers whose loans were nonperforming, impaired or restructured.

Union Bankshares, Inc. Page 17

Note 8.  Stock Based Compensation
Under the Union Bankshares, Inc. 2014 Equity Incentive Plan, 50,000 shares of the Company’s common stock were reserved for equity awards of incentive stock options, nonqualified stock options, restricted stock and RSUs to eligible officers and (except for awards of incentive stock options) nonemployee directors. Shares available for issuance of awards under the 2014 Equity Plan consist of unissued shares of the Company’s common stock and/or shares held in treasury. As of March 31, 2022, there were outstanding grants of RSUs under the 2014 Equity Plan as noted in the table below.

RSUs. Each outstanding RSU represents the right to receive one share of the Company's common stock upon satisfaction of applicable vesting conditions. The general terms of the awards are described in the Company's 2021 Annual Report. Prior to vesting, the RSUs do not earn dividends or dividend equivalents, nor do they bear any voting rights.
The following table summarizes the RSUs awarded to Company executives in 2020, 2021 and 2022, and the number of such RSUs remaining unvested as of March 31, 2022:

	Number of RSUs Granted	Weighted Average Grant Date Fair Value	Number of Unvested RSUs
2020 Award	8,918	$36.26	1,355
2021 Award	17,685	26.73	10,051
2022 Award	1,407	31.99	1,407
Total	28,010		12,813
Unrecognized compensation expense related to the unvested RSUs as of March 31, 2022 was $288 thousand and was $317 thousand as of December 31, 2021.
On May 19, 2021, the Company's board of directors, as a component of total director compensation, granted an aggregate of 1,220 RSUs to the Company's non-employee directors. Each RSU represents the right to receive one share of the Company's common stock upon satisfaction of applicable vesting conditions. The RSUs will vest in May 2022, subject to continued board service through the vesting date, other than in the case of the director's death or disability. Prior to vesting, the RSUs do not earn dividends or dividend equivalents, nor do they bear any voting rights. Unrecognized director compensation expense related to the unvested RSUs as of March 31, 2022 was $7 thousand.

Note 9. Subordinated Notes
In August 2021, the Company completed the private placement of $16.5 million in aggregate principal amount of fixed-to-floating rate subordinated notes due 2031 (the "Notes") to certain qualified institutional buyers and accredited investors. The Notes initially bear interest, payable semi-annually, at the rate of 3.25% per annum, until September 1, 2026. From and including September 1, 2026, the interest rate applicable to the outstanding principal amount due will reset quarterly to the then current three-month secured overnight financing rate (SOFR) plus 263 basis points. The Company may, at its option, beginning with the interest payment date of September 1, 2026 but not generally prior thereto, and on any scheduled interest payment date thereafter, redeem the Notes, in whole or in part. The Notes qualify as Tier 2 capital instruments for the Company under bank regulatory guidelines.
The Company used the proceeds to provide additional capital support to the Company's wholly-owned subsidiary, Union Bank, to support growth and for other general corporate purposes.
The unamortized issuance costs of the Notes were $321 thousand and $329 thousand at March 31, 2022 and December 31, 2021, respectively. For the three months ended March 31, 2022, $8 thousand in issuance costs were recorded in interest expense. The Notes are presented net of unamortized issuance costs in the consolidated balance sheets.

Note 10. Other Comprehensive Loss
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

Union Bankshares, Inc. Page 18

As of the balance sheet dates, the components of Accumulated OCI, net of tax, were:

	March 31, 2022	December 31, 2021
	(Dollars in thousands)
Net unrealized losses on investment securities AFS	$(17,426)	$(1,552)
The following tables disclose the tax effects allocated to each component of OCI for the three months ended March 31:

	Three Months Ended
	March 31, 2022			March 31, 2021
	Before-Tax Amount	Tax Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax Benefit	Net-of-Tax Amount
Investment securities AFS:	(Dollars in thousands)
Net unrealized holding losses arising during the period on investment securities AFS	$(20,067)	$4,214	$(15,853)	$(3,234)	$679	$(2,555)
Reclassification adjustment for net gains on investment securities AFS realized in net income	(26)	5	(21)	—	—	—
Total other comprehensive loss	$(20,093)	$4,219	$(15,874)	$(3,234)	$679	$(2,555)

The following table discloses information concerning reclassification adjustments from OCI for the three months ended March 31, 2022 and 2021:

	Three Months Ended
Reclassification Adjustment Description	March 31, 2022	March 31, 2021	Affected Line Item in Consolidated Statement of Income
	(Dollars in thousands)
Investment securities AFS:
Net gains on investment securities AFS	(26)	—	Net gains on sales of investment securities available-for-sale
Tax benefit	5	—	Provision for income taxes
Total reclassifications	$(21)	$—	Net income

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

Union Bankshares, Inc. Page 19

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
Assets measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021, segregated by fair value hierarchy level, are summarized below:

	Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2022:	(Dollars in thousands)
Debt securities AFS:
U.S. Government-sponsored enterprises	$43,310	$2,711	$40,599	$—
Agency mortgage-backed	181,600	—	181,600	—
State and political subdivisions	40,332	—	40,332	—
Corporate	6,909	—	6,909	—
Total debt securities	$272,151	$2,711	$269,440	$—

Other investments:
Mutual funds	$1,273	$1,273	$—	$—

December 31, 2021:
Debt securities AFS:
U.S. Government-sponsored enterprises	$36,638	$2,875	$33,763	$—
Agency mortgage-backed	178,250	—	178,250	—
State and political subdivisions	45,254	—	45,254	—
Corporate	7,677	—	7,677	—
Total debt securities	$267,819	$2,875	$264,944	$—

Other investments:
Mutual funds	$1,132	$1,132	$—	$—
There were no transfers in or out of Levels 1 and 2 during the three months ended March 31, 2022 or the year ended December 31, 2021, nor were there any Level 3 assets at any time during either period. Certain other assets and liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Assets and liabilities measured at fair value on a nonrecurring basis in periods after initial recognition, such as collateral-dependent impaired loans, MSRs and OREO, were not considered material at March 31, 2022 or December 31, 2021. The Company has not elected to apply the fair value method to any financial assets or liabilities other than those situations where other accounting pronouncements require fair value measurements.

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

Union Bankshares, Inc. Page 20

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

As of the balance sheet dates, the estimated fair values and related carrying amounts of the Company's significant financial instruments were as follows:

	March 31, 2022
	Fair Value Measurements
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$50,802	$50,802	$50,802	$—	$—
Interest bearing deposits in banks	14,192	14,192	—	14,192	—
Investment securities	273,424	273,424	3,984	269,440	—
Loans held for sale	2,349	2,398	—	2,398	—
Loans, net
Residential real estate	280,781	271,384	—	—	271,384
Construction real estate	67,971	68,104	—	—	68,104
Commercial real estate	343,920	345,769	—	—	345,769
Commercial	44,574	43,754	—	—	43,754
Consumer	2,234	2,222	—	—	2,222
Municipal	80,798	81,782	—	—	81,782
Accrued interest receivable	3,248	3,248	—	837	2,411
Nonmarketable equity securities	1,164	N/A	N/A	N/A	N/A
Financial liabilities
Deposits
Noninterest bearing	$303,077	$303,077	$303,077	$—	$—
Interest bearing	726,864	726,864	726,864	—	—
Time	104,303	103,028	—	103,028	—
Subordinated notes	16,179	15,448	—	15,448	—
Accrued interest payable	76	76	—	76	—

Union Bankshares, Inc. Page 21

	December 31, 2021
	Fair Value Measurements
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$65,922	$65,922	$65,922	$—	$—
Interest bearing deposits in banks	13,196	13,196	—	13,196	—
Investment securities	268,951	268,951	4,007	264,944	—
Loans held for sale	13,829	14,088	—	14,088	—
Loans, net
Residential real estate	244,980	246,573	—	—	246,573
Construction real estate	64,370	64,539	—	—	64,539
Commercial real estate	340,066	341,451	—	—	341,451
Commercial	49,558	48,682	—	—	48,682
Consumer	2,367	2,350	—	—	2,350
Municipal	78,078	78,748	—	—	78,748
Accrued interest receivable	3,248	3,248	—	734	2,514
Nonmarketable equity securities	1,164	N/A	N/A	N/A	N/A
Financial liabilities
Deposits
Noninterest bearing	$264,888	$264,888	$264,888	$—	$—
Interest bearing	723,479	723,479	723,479	—	—
Time	106,715	106,588	—	106,588	—
Subordinated notes	16,171	16,179	—	16,179	—
Accrued interest payable	225	225	—	225	—
The carrying amounts in the preceding tables are included in the consolidated balance sheets under the applicable captions. Accrued interest receivable and nonmarketable equity securities are included in Other assets in the consolidated balance sheets.

Note 12. Subsequent Events
Subsequent events represent events or transactions occurring after the balance sheet date but before the financial statements are issued. Financial statements are considered “issued” when they are widely distributed to shareholders and others for general use and reliance in a form and format that complies with GAAP. Events occurring subsequent to March 31, 2022 have been evaluated as to their potential impact to the consolidated financial statements.
On April 20, 2022, the Company declared a regular quarterly cash dividend of $0.35 per share, payable May 5, 2022, to stockholders of record on April 30, 2022.

Union Bankshares, Inc. Page 22

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
GENERAL
The following discussion and analysis focuses on those factors that, in management's view, had a material effect on the financial position of the Company as of March 31, 2022 and December 31, 2021, and its results of operations for the three months ended March 31, 2022 and 2021. This discussion is being presented to provide a narrative explanation of the consolidated financial statements and should be read in conjunction with the consolidated financial statements and related notes and with other financial data appearing elsewhere in this filing and with the Company's 2021 Annual Report. In the opinion of the Company's management, the interim unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments and disclosures necessary to fairly present the Company's consolidated financial position and results of operations for the interim periods presented. Management is not aware of the occurrence of any events after March 31, 2022 which would materially affect the information presented.
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
•Increased inflationary pressures on our customers;
•Increased cybersecurity threats; and

Union Bankshares, Inc. Page 23

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
•the continuing strength of the asset quality in our lending portfolios; and
•the effectiveness of relief measures and programs for customers affected by COVID-19.
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
Please refer to the Company's 2021 Annual Report on Form 10-K for a more in-depth discussion of the Company's critical accounting policies. There have been no changes to the Company's critical accounting policies since the filing of that report.

OVERVIEW
The Federal Reserve initiated its planned short term interest rate increases by increasing the federal funds target rate 25 bps to 50 bps in March and by another 50 bps to one percent in May. This also resulted in an increase in the Prime Rate to 4.0%. In addition to these increases in interest rates, the 10-year treasury rate began 2022 at 1.512%, increased to 2.327% at the end of March, to 2.885% at the end of April and continued to rise in May. Mortgage rates and investment yields for mortgage-backed securities are primarily driven by the 10-year treasury index. The rapid increase in the 10-year treasury rate has impacted the fair market value of the investment portfolio, pricing on loans held for sale, and mortgage rates offered to customers which have

Union Bankshares, Inc. Page 24

increased approximately 200 bps since the beginning of the year. However, asset yields have not yet increased as a result of these increases nor have interest rates on interest bearing liabilities.
Consolidated net income decreased $394 thousand, or 13.7%, to $2.5 million for the first quarter of 2022 compared to $2.9 million for the first quarter of 2021 due to the combined effect of a decrease in noninterest income of $566 thousand and an increase of $661 thousand in noninterest expenses, partially offset by an increase in net interest income of $564 thousand and decreases of $150 thousand in the provision for loan losses and $119 thousand in income tax expense.
Net interest income increased $564 thousand, or 6.7%, to $9.0 million for the three months ended March 31, 2022, compared to $8.4 million for the three months ended March 31, 2021. Interest income increased $226 thousand primarily due to higher volumes of earning assets despite lower yields; and despite recognition of $411 thousand less in fee income between periods, primarily due to lower fee income recognized from PPP loans. Interest expense was $763 thousand for the three months ended March 31, 2022 compared to $1.1 million for the three months ended March 31, 2021, reflecting lower rates paid on deposits despite an increase in average interest bearing liabilities between periods of $59.0 million.
The was no provision for loan losses for the three months ended March 31, 2022 compared to a provision of $150 thousand for the same period in 2021. There were no changes to the methodology for calculating the allowance for loan losses during either of the three month comparison periods.
Total noninterest income amounted to $2.1 million for the three months ended March 31, 2022 compared to $2.6 million for the three months ended March 31, 2021, a decrease of $566 thousand, or 21.6%. The decrease is primarily due to a decrease in sales of qualifying residential loans. There were $16.4 million in residential loan sales with net gains of $14 thousand for the three months ended March 31, 2022, compared to residential loan sales of $29.7 million with net gains of $894 thousand for the same period in 2021. The decrease in the volume of loan sales reflects management's decision to slow sales in the first quarter of 2022 to utilize some excess liquidity and increase interest income on loans.
Total noninterest expenses were $8.1 million for the three months ended March 31, 2022, compared to $7.5 million for the same period in 2021. Increases of $327 thousand in salaries and wages, $136 thousand in employee benefits, $118 thousand in equipment expenses, $50 thousand in occupancy expenses and $30 thousand in other expenses, occurred between the three month comparison period of 2022 and 2021.
At March 31, 2022, the Company had total consolidated assets of $1.23 billion, including gross loans and loans held for sale (total loans) of $830.0 million, deposits of $1.13 billion, subordinated debt of $16.2 million and stockholders' equity of $69.4 million.
The Company's total capital decreased from $84.3 million at December 31, 2021 to $69.4 million at March 31, 2022. This decrease primarily reflects an increase of $15.9 million in accumulated other comprehensive loss and regular cash dividends declared of $1.6 million offset by net income of $2.5 million for the first three months of 2022. (See Capital Resources on page 40.)

Union Bankshares, Inc. Page 25

The following unaudited per share information and key ratios depict several measurements of performance or financial condition at or for the three months ended March 31, 2022 and 2021, respectively:

	Three Months Ended or At March 31,
	2022	2021
Return on average assets (1)	0.81%	1.05%
Return on average equity (1)	12.38%	14.27%
Net interest margin (1)(2)	3.17%	3.32%
Efficiency ratio (3)	73.08%	66.90%
Net interest spread (4)	3.08%	3.19%
Loan to deposit ratio	73.17%	83.59%
Net loan charge-offs to average loans not held for sale (1)	—%	—%
Allowance for loan losses to loans not held for sale	1.01%	1.05%
Nonperforming assets to total assets (5)	0.38%	0.56%
Equity to assets	5.63%	7.23%
Total capital to risk weighted assets	14.84%	13.48%
Book value per share	$15.45	$17.81
Basic earnings per share (6)	$0.55	$0.64
Dividends paid per share	$0.35	$0.33
Dividend payout ratio (7)	63.64%	51.56%
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
(6)The assumed vesting of RSUs, and for 2021 also the assumed exercise of stock options, does not result in a material dilution for the three months ended March 31, 2022 or 2021.
(7)Cash dividends declared and paid per share divided by consolidated net income per share.

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
As discussed above, the Federal Reserve initiated its planned short term interest rate increases by increasing the federal funds target rate 25 bps to 50 bps in March and by another 50 bps to one percent in May. This also resulted in an increase in the Prime Rate to 4.0%. In addition, the 10-year treasury rate increased from 1.512% at the beginning of the year to 2.327% at the end of March, to 2.885% at the end of April and continued to rise in May. These increases in interest rates have not yet increased asset yields or rates paid on interest bearing liabilities. However, further increases in short term rates by the Federal Reserve may result in increases in interest rates paid on customer deposit accounts which may impact future earnings of the Company.
The average yield on average earning assets was 3.44% for the three months ended March 31, 2022 compared to 3.76% for the three months ended March 31, 2021, a decrease of 32 bps despite an increase in average earning assets of $119.7 million. The prolonged low interest rate environment which prevailed throughout the first quarter continued to put downward pressure on asset yields for the three months ended March 31, 2022. Interest income on investment securities increased $639 thousand between the three month comparison periods due to an increase in the average balances of $159.8 million, despite a decrease of 11 bps in the average yield. The average balance of PPP loans was $9.4 million for the three months ended March 31, 2022

Union Bankshares, Inc. Page 26

with an average yield of 13.43%, which takes into account the 1.0% interest charged on PPP loans and related fee income recognized during the three months ended March 31, 2022. Interest income on loans, excluding PPP loans, increased $133 thousand between the three month comparison periods due to an increase in the average volume of loans outstanding of $56.7 million, partially offset by a decrease of 27 bps in the average yield.
Interest expense for the first quarter of 2022 decreased $338 thousand compared to the first quarter of 2021 due to lower rates paid on customer deposit accounts, despite increases in average deposit balances of $50.0 million, partially offset by the addition of $142 thousand of interest expense on subordinated notes with an average balance of $16.2 million. The increase in average customer deposit balances is due to an increase in the money supply from proceeds of PPP loans, government stimulus payments, and other economic recovery payments. The average rate paid on interest bearing liabilities decreased 21 bps to 0.36% for the first quarter of 2022 compared to 0.57% for the first quarter of 2021. The average rates paid on interest bearing checking accounts and savings and money market accounts decreased 3 bps and 22 bps, respectively, between the first quarter comparison periods. The Company decreased interest rates paid on deposit accounts early in 2021 and again in June of 2021 and implemented a tiered rate structure in these accounts which remained in place as of March 31, 2022. The decreases in these interest rates resulted in a decrease in interest expense of $195 thousand on savings and money market accounts between the three month comparison periods. Interest expense on time deposits decreased $233 thousand due to decreases in the average volume of $27.2 million and 61 bps in the average rate paid during the first quarter of 2022 compared to the same period in 2021. Management believes that the decrease in the average volume is primarily due to customers transferring proceeds from matured CDs into non-maturity deposits in hopes of obtaining higher yields in future periods as well as some funds leaving Union to seek a higher return. Higher customer deposit balances reduced reliance on wholesale funding, as evidenced by decreases between the three month comparison periods of $7.2 million in the average outstanding balance of borrowed funds and $54 thousand in related interest expense. The issuance of subordinated debt during the third quarter of 2021 resulted in an average balance of $16.2 million for the first quarter of 2022 and an average rate of 3.55% and interest expense of $142 thousand.
The net interest spread decreased 11 bps to 3.08% for the first quarter of 2022, from 3.19% for the same period last year, reflecting the net effect of the 21 bps decrease in the average rate paid on interest bearing liabilities and the 32 bps decrease in the average yield earned on interest earning assets between periods. The net interest margin decreased 15 bps during the first quarter of 2022 compared to the same period last year as a result of the changes discussed above.

Union Bankshares, Inc. Page 27

The following table shows for the periods indicated the total amount of tax equivalent interest income recorded from average interest earning assets, the related average tax equivalent yields, the tax equivalent interest expense associated with average interest bearing liabilities, the related tax equivalent average rates paid, and the resulting tax equivalent net interest spread and margin.

	Three Months Ended March 31,
	2022			2021
	Average Balance (1)	Interest Earned/ Paid	Average Yield/ Rate	Average Balance (1)	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Average Assets:
Federal funds sold and overnight deposits	$51,148	$19	0.15%	$82,856	$19	0.09%
Interest bearing deposits in banks	13,356	33	1.01%	13,966	37	1.07%
Investment securities (2), (3)	287,014	1,194	1.73%	127,233	555	1.84%
PPP loans, net (4)	9,380	311	13.43%	73,619	855	4.71%
Loans, net (2), (5)	795,694	8,163	4.19%	739,009	8,030	4.46%
Nonmarketable equity securities	894	6	2.48%	1,150	4	1.47%
Total interest earning assets (2)	1,157,486	9,726	3.44%	1,037,833	9,500	3.76%
Cash and due from banks	4,693			5,094
Premises and equipment	21,517			19,996
Other assets	35,978			37,420
Total assets	$1,219,674			$1,100,343
Average Liabilities and Stockholders' Equity:
Interest bearing checking accounts	$279,817	149	0.22%	$234,339	147	0.25%
Savings/money market accounts	445,038	354	0.32%	413,269	549	0.54%
Time deposits	106,369	118	0.45%	133,616	351	1.06%
Borrowed funds and other liabilities	—	—	—%	7,164	54	3.02%
Subordinated notes	16,175	142	3.55%	—	—	—%
Total interest bearing liabilities	847,399	763	0.36%	788,388	1,101	0.57%
Noninterest bearing deposits	281,367			221,344
Other liabilities	10,688			9,975
Total liabilities	1,139,454			1,019,707
Stockholders' equity	80,220			80,636
Total liabilities and stockholders’ equity	$1,219,674			$1,100,343
Net interest income		$8,963			$8,399
Net interest spread (2)			3.08%			3.19%
Net interest margin (2)			3.17%			3.32%

__________________
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

Union Bankshares, Inc. Page 28

Tax exempt interest income amounted to $502 thousand and $606 thousand for the three months ended March 31, 2022 and 2021, respectively. The following table presents the effect of tax exempt income on the calculation of net interest income, using a marginal federal corporate income tax rate of 21% for the 2022 and 2021 three month comparison periods:

	For the Three Months Ended March 31,
	2022	2021
	(Dollars in thousands)
Net interest income, as presented	$8,963	$8,399
Effect of tax-exempt interest
Investment securities	49	30
Loans	62	91
Net interest income, tax equivalent	$9,074	$8,520

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
•changes in rate (change in rate multiplied by prior volume); and
•total change in rate and volume.
Changes attributable to both rate and volume have been allocated proportionately to the change due to volume and the change due to rate.

	Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021 Increase/(Decrease) Due to Change In
	Volume	Rate	Net
	(Dollars in thousands)
Interest earning assets:
Federal funds sold and overnight deposits	$(8)	$8	$—
Interest bearing deposits in banks	(2)	(2)	(4)
Investment securities	684	(45)	639
PPP loans, net	(1,185)	641	(544)
Loans (excluding PPP loans), net	618	(485)	133
Nonmarketable equity securities	(1)	3	2
Total interest earning assets	$106	$120	$226
Interest bearing liabilities:
Interest bearing checking accounts	$27	$(25)	$2
Savings/money market accounts	39	(234)	(195)
Time deposits	(61)	(172)	(233)
Borrowed funds	(27)	(27)	(54)
Subordinated notes	142	—	142
Total interest bearing liabilities	$120	$(458)	$(338)
Net change in net interest income	$(14)	$578	$564

Provision for Loan Losses. There was no provision for loan losses recorded for the three months ended March 31, 2022. A $150 thousand provision was recorded for the three months ended March 31, 2021. No provision for the three months ended March 31, 2022 was deemed appropriate by management based on the size and mix of the loan portfolio, the level of nonperforming loans, the results of the qualitative factor review and prevailing economic conditions For further details, see FINANCIAL CONDITION- Allowance for Loan Losses and Asset Quality below.

Union Bankshares, Inc. Page 29

Noninterest Income. The following table sets forth the components of noninterest income and changes between the three month comparison periods of 2022 and 2021:

	For The Three Months Ended March 31,
	2022	2021	$ Variance	% Variance
	(Dollars in thousands)
Trust income	$209	$185	$24	13.0
Service fees	1,635	1,523	112	7.4
Net gains on sales of loans held for sale	14	894	(880)	(98.4)
Income from Company-owned life insurance	182	68	114	167.6
Expense from MSRs, net	(175)	(125)	(50)	40.0
Other income	82	32	50	156.3
Net gains on other investments	82	44	38	86.4
Net gains on sales of investment securities AFS	26	—	26	—
Total noninterest income	$2,055	$2,621	$(566)	(21.6)
The significant changes in noninterest income for the three months ended March 31, 2022 compared to the same period of 2021 are described below:
•Trust income. Trust income increased as dollars in managed fiduciary accounts grew between March 31, 2022 and 2021.
•Service fees. Service fees increased $112 thousand for the three months ended March 31, 2022, compared to the same period in 2021 primarily due to increases of $52 thousand in overdraft fee income, $23 thousand in ATM network fees, $18 thousand in loan servicing fee income, and $28 thousand in merchant program fee income, partially offset by decreases of $2 thousand in safe deposit income and $7 thousand in other service charge fees.
•Net gains on sales of loans held for sale. The Company mitigates long-term interest rate risk by selling qualifying residential loans to the secondary market. In an effort to utilize some excess liquidity along with the rapid increase in the 10-year treasury rate in 2022 and the related impact on the pricing of loans held for sale, management reduced the volume of loan sales in 2022 compared to 2021. Residential loans totaling $16.4 million were sold during the three months ended March 31, 2022 compared to sales of $29.7 million during the same period in 2021. The decrease of $880 thousand in net gains on sales of loans held for sale between periods is reflective of the lower sales volumes and lower premiums obtained on those sales.
•Income from Company-owned life insurance. The Company purchased $5.8 million of Company owned life insurance covering select officers of Union during the fourth quarter of 2021. In addition, $77 thousand was received in proceeds from a death benefit, resulting in increased income for the three months ended March 31, 2022, compared to the same period in 2021.
•Expense from MSRs, net. Income from MSRs is derived from servicing rights acquired through the sale of loans where servicing is retained. Capitalized servicing rights are initially recorded at fair value and amortized in proportion to, and over the period of, the future estimate of servicing the underlying mortgages. The amortization of MSRs exceeded new capitalized MSRs for the three months ended March 31, 2022 and 2021 which resulted in expense of $175 thousand and $125 thousand, respectively.
•Other income. The increase in Other income during the comparison period is primarily reflective of $44 thousand in prepayment penalties received from the early payoff of loans during the three months ended March 31, 2022, in addition to an increase of $3 thousand in gains on the utilization of tax credits compared to the same period in 2021.
•Net gains on other investments. Participants in the 2020 Amended and Restated Nonqualified Excess Plan elect to defer receipt of current compensation from the Company or its subsidiary and select designated reference investments consisting of investment funds. The performance of those funds, over which the Company has no control, resulted in net gains of $82 thousand for the three months ended March 31, 2022, compared to net gains of $44 thousand for the same period in 2021.

Union Bankshares, Inc. Page 30

Noninterest Expense. The following table sets forth the components of noninterest expense and changes between the three month comparison periods ended March 31, 2022 and 2021:

	For The Three Months Ended March 31,
	2022	2021	$ Variance	% Variance
	(Dollars in thousands)
Salaries and wages	$3,410	$3,083	$327	10.6
Employee benefits	1,305	1,169	136	11.6
Occupancy expense, net	527	477	50	10.5
Equipment expense	916	798	118	14.8
Professional fees	216	196	20	10.2
FDIC insurance assessment	127	156	(29)	(18.6)
Other loan related expenses	73	84	(11)	(13.1)
Vermont franchise tax	261	223	38	17.0
Donations	39	24	15	62.5
Travel and entertainment	33	17	16	94.1
Amortization of core deposit intangible	—	43	(43)	(100.0)
Other expenses	1,207	1,183	24	2.0
Total noninterest expense	$8,114	$7,453	$661	8.9

The significant changes in noninterest expense for the three months ended March 31, 2022 compared to the same period in 2021 are described below:
•Salaries and wages. The increase in salaries and wages of $327 thousand for the three months ended March 31, 2022 compared to the same period in 2021 was due to annual increases in employee's salaries, increases in accruals for annual incentive plan payments, and the deferral of loan origination costs. Also, the number of full time equivalent employees has increased from 195 at March 31, 2021 to 203 as of March 31, 2022. Salaries and wages are reduced by deferred loan origination costs at the time of origination. Deferred loan origination costs reduced salaries and wages by $35 thousand for the three months ended March 31, 2022, compared to $185 thousand for the same period in 2021. The lower deferred loan origination costs for 2022 compared to 2021 is primarily attributable to the timing of origination and forgiveness of PPP loans during 2021 and 2022.
•Employee benefits. Employee benefit expense increased $136 thousand for the three months ended March 31, 2022, compared to the same period in 2021 due to increases of $21 thousand in the cost of payroll taxes, $37 thousand in group health insurance, $13 thousand in 401(k) plan contributions, and $65 thousand in employee benefits related to the Company's deferred compensation plans.
•Occupancy expense, net. The Company opened a new full service branch location during the fourth quarter of 2021. Increase in occupancy expense, net, was due to increases of $22 thousand in utilities, primarily fuel cost, $12 thousand in property taxes, and $14 thousand in repairs and maintenance.
•Equipment expense. Equipment expenses increased between periods primarily due to increases of $99 thousand in software license and maintenance costs and $19 thousand in computer operation expense for the three months ended March 31, 2022 compared to the same period in 2021.
•Professional fees. During the first three months of 2022, additional consultants were engaged to assist with advisory services that were not utilized in 2021, resulting in increases of $20 thousand compared to the same period in 2021.
•FDIC insurance assessment. The FDIC assessment rate decreased resulting in a decrease in expense for the three months ended March 31, 2022 compared to the same period in 2021.
•Other loan related expenses. Other loan related expenses consist of other costs incurred for originating and servicing loans such as insurance and property tax tracking expenses, credit report fees, and other real estate closing costs. These expenses decreased for the three months ended March 31, 2022 compared to the same period in 2021 due to a decrease in real estate closing costs between the three month comparison periods.

Union Bankshares, Inc. Page 31

•Vermont franchise tax. The increase in expense between the three month comparison periods of 2021 and 2022 is due to the increase in average deposit balances for customer accounts allocated to Vermont.
•Donations. Charitable donations are made as part of the Company's commitment to continually help enhance the economic vitality and social welfare of our communities. Donations increased by $15 thousand between the three month comparison periods of 2021 and 2022.
•Travel and entertainment. The Company has resumed business travels, intercompany travel and events that were suspended due to the economic disruption caused by COVID-19, resulting in increased expense of $16 thousand for the three months ended March 31, 2022, compared to the same period in 2021.
•Amortization of core deposit intangible. The core deposit intangible was fully amortized in 2021 resulting in no amortization expense in 2022.
Provision for Income Taxes. The Company has provided for current and deferred federal income taxes for the three months ended March 31, 2022 and 2021. The Company's net provision for income taxes was $422 thousand for the three months ended March 31, 2022 compared to $541 thousand for the same period in 2021. The Company's effective federal corporate income tax rate was 14.7% for the three months ended March 31, 2022 compared to 15.2% for the same period in 2021.
Amortization expense related to limited partnership investments is included as a component of tax expense and amounted to $256 thousand for the three months ended March 31, 2022 and $262 thousand for the same period in 2021. These investments provide tax benefits, including tax credits. Low income housing and rehabilitation tax credits with respect to limited partnership investments are also included as a component of income tax expense and amounted to $251 thousand and $241 thousand for the three months ended March 31, 2022 and 2021, respectively.

FINANCIAL CONDITION
At March 31, 2022, the Company had total consolidated assets of $1.23 billion, including gross loans and loans held for sale (total loans) of $830.0 million, deposits of $1.13 billion, subordinated notes of $16.2 million and stockholders' equity of $69.4 million. The Company’s total assets at March 31, 2022 increased $28.2 million, or 2.3%, from $1.21 billion at December 31, 2021, and increased $129.2 million, or 11.7%, compared to March 31, 2021.
Net loans and loans held for sale increased $29.4 million, or 3.7%, to $822.6 million, representing 66.7% of total assets at March 31, 2022, compared to $793.2 million, or 65.8% of total assets at December 31, 2021. (See Loans Held for Sale and Loan Portfolio below.)
Total deposits increased $39.2 million, or 3.6%, to $1.13 billion at March 31, 2022, from $1.10 billion at December 31, 2021. There were increases in noninterest bearing deposits of $38.2 million, or 14.4%, and interest bearing deposits of $3.4 million, or 0.5%, which were partially offset by a decrease in time deposits of $2.4 million, or 2.3%. (See average balances and rates in the Yields Earned and Rates Paid table on page 28.)
In August 2021, the Company completed the private placement of $16.5 million in aggregate principal amount of fixed-to-floating rate subordinated notes due 2031 (the "Notes") to certain qualified institutional buyers and accredited investors. The Notes are presented net of unamortized issuance costs of $321 thousand and $329 thousand at March 31, 2022 and December 31, 2021, respectively, in the consolidated balance sheets.
Stockholders’ equity decreased from $84.3 million at December 31, 2021 to $69.4 million at March 31, 2022, reflecting an increase of $15.9 million in accumulated other comprehensive loss due to a decrease in the fair market value of the Company's AFS securities, cash dividends declared of $1.6 million and stock repurchases of $75 thousand during the three months ended March 31, 2022. These decreases were partially offset by net income of $2.5 million for the first three months of 2022, an increase of $103 thousand from stock based compensation and a $13 thousand increase due to the issuance of common stock under the DRIP. (See Capital Resources on page 40.)

Loans Held for Sale and Loan Portfolio. Total loans (including loans held for sale) increased $29.1 million, or 3.6%, to $830.0 million, representing 67.3% of assets at March 31, 2022, from $800.9 million, representing 66.4% of assets at December 31, 2021. The total loan portfolio at March 31, 2022 decreased $12.5 million compared to the March 31, 2021 level of $842.5 million, which represented 76.3% of assets, when the amount of PPP loans was at a high. The Company’s loans consist primarily of adjustable-rate and fixed-rate mortgage loans secured by one-to-four family, multi-family residential or commercial real estate. Real estate secured loans represented $702.1 million, or 84.6% of total loans at March 31, 2022 and $670.6 million, or 83.7% of total loans at December 31, 2021. The Company had 80 and 154 PPP loans totaling $6.8 million and $13.6 million classified as commercial loans as of March 31, 2022 and December 31, 2021, respectively. Changes in the composition of the Company's loan portfolio from December 31, 2021 (see table below) resulted primarily from an increase in the volume of residential, construction and commercial real estate loans originated, partially offset by a decrease in the

Union Bankshares, Inc. Page 32

commercial portfolio related to PPP loan forgiveness. There was no material change in the Company’s lending programs or terms during the three months ended March 31, 2022.
The composition of the Company's loan portfolio, including loans held for sale, as of March 31, 2022 and December 31, 2021 was as follows:

	March 31, 2022		December 31, 2021
Loan Class	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential real estate	$282,662	34.0	$246,827	30.8
Construction real estate	68,730	8.3	65,149	8.1
Commercial real estate	348,378	42.0	344,816	43.1
Commercial	44,808	5.4	49,788	6.2
Consumer	2,241	0.3	2,376	0.3
Municipal	80,788	9.7	78,094	9.8
Loans held for sale	2,349	0.3	13,829	1.7
Total loans	829,956	100.0	800,879	100.0
Allowance for loan losses	(8,336)		(8,336)
Unamortized net loan costs	1,007		705
Net loans and loans held for sale	$822,627		$793,248
The Company originates and sells qualified residential mortgage loans in various secondary market avenues to mitigate long-term interest rate risk and generate fee income, with a majority of sales made to the FHLMC/Freddie Mac, generally with servicing rights retained. At March 31, 2022, the Company serviced a $914.6 million residential real estate mortgage portfolio, of which $2.3 million was held for sale and approximately $629.6 million of which was serviced for unaffiliated third parties.
In an effort to utilize some excess liquidity along with the rapid increase in the 10-year treasury rate in 2022 and the related impact on the pricing of loans held for sale, the Company elected to retain the majority of residential real estate loans originated in the first quarter of 2022. The Company sold $16.4 million of qualified residential real estate loans to the secondary market during the first three months of 2022 compared to sales of $29.7 million during the first three months of 2021. Residential mortgage loan origination activity continued to be strong during the first quarter of 2022, consisting of both refinancing and purchase activity. Customers continue to refinance existing mortgages and despite low housing inventory, purchase activity continues to be strong. The Company originates and sells FHA, VA, and RD residential mortgage loans, and also has an Unconditional Direct Endorsement Approval from HUD which allows the Company to approve FHA loans originated in any of its Vermont or New Hampshire markets without needing prior HUD underwriting approval. The Company sells FHA, VA and RD loans as originated with servicing released. Some of the government backed loans qualify for zero down payments without geographic or income restrictions. These loan products increase the Company's ability to serve the borrowing needs of residents in the communities served, including low and moderate income borrowers, while the loan sales and government guaranty mitigate the Company's exposure to credit risk.
The Company also originates commercial real estate and commercial loans under various SBA, USDA and State sponsored programs which provide a government agency guaranty for a portion of the loan amount. There was $10.3 million guaranteed under these various programs at March 31, 2022 on an aggregate balance of $11.5 million in subject loans. This includes $6.8 million of PPP loans that are guaranteed 100% by SBA, subject to borrower eligibility requirements. The Company occasionally sells the guaranteed portion of a loan to other financial institutions and retains servicing rights, which generates fee income. There were no commercial loans sold in the first three months of 2022 and 2021. The Company recognizes gains and losses on the sale of the principal portion of these loans as they occur.
The Company serviced $22.1 million of commercial and commercial real estate loans for unaffiliated third parties as of March 31, 2022. This included $20.6 million of commercial or commercial real estate loans the Company originated and participated out to other financial institutions. These loans were participated in the ordinary course of business on a nonrecourse basis, for liquidity or credit concentration management purposes.
The Company capitalizes MSRs for all loans sold with servicing retained. The unamortized balance of MSRs on loans sold with servicing retained was $2.3 million at March 31, 2022, with an estimated market value in excess of the carrying value as of such date. Management periodically evaluates and measures the servicing assets for impairment.
Qualifying residential first mortgage loans and certain commercial real estate loans with a carrying value of $172.5 million were pledged as collateral for borrowings from the FHLB under a blanket lien at March 31, 2022.

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
The region's economic environment continues to see signs of improvement and the states of Vermont and New Hampshire have been fully opened since June 2021, after the COVID-19 pandemic closure of large segments of the economy. There is demand for leisure travel and dining out which is supporting the region's tourist and restaurant industries; however, the industry is also facing some staffing challenges as workforce participation is lagging. Demand for homes has surged with the general safety and desirability of the region and the increased ability of working remotely. The Company’s management is focused on the lingering impact of COVID-19 on its borrowers and closely monitors industry and geographic concentrations, specifically the continuing impact on the region's tourist and restaurant industries. The Vermont unemployment rate was reported at 2.5% for March 2022 compared to 2.9% for March 2021 and the New Hampshire unemployment rate was 2.6% for March 2022 compared to 3.0% for March 2021. These rates compare favorably with the nationwide unemployment rate of 3.9% and 6.0%, respectively, for the comparable periods. Management will continue to monitor the national, regional and local economic environment in relation to COVID-19 and its impact on unemployment, business outlook and real estate values in the Company’s market area.
Repossessed assets, nonaccrual loans, and loans that are 90 days or more past due are considered to be nonperforming assets. The following table details the composition of the Company's nonperforming assets and amounts utilized to calculate certain asset quality ratios monitored by the Company's management as of the balance sheet dates and March 31, 2021:

	March 31, 2022	December 31, 2021	March 31, 2021
	(Dollars in thousands)
Nonaccrual loans	$4,405	$4,650	$5,878
Loans past due 90 days or more and still accruing interest	229	98	263
Total nonperforming loans	4,634	4,748	6,141
OREO	—	—	—
Total nonperforming assets	$4,634	$4,748	$6,141

Guarantees of U.S. or state government agencies on the above nonperforming loans	$177	$113	$168
TDR loans	$2,181	$2,215	$2,766
Allowance for loan losses	$8,336	$8,336	$8,429
Net recoveries	$—	$(65)	$(8)
Total loans outstanding	$829,956	$800,879	$842,466
Total average loans outstanding	$805,074	$808,894	$812,628

Union Bankshares, Inc. Page 34

The following table shows trends of certain asset quality ratios monitored by the Company's management as of the balance sheet dates and March 31, 2021:

	March 31, 2022	December 31, 2021	March 31, 2021
	(Dollars in thousands)
Allowance for loan losses to total loans outstanding	1.00%	1.04%	1.00%
Allowance for loan losses to nonperforming loans	179.89%	175.57%	137.26%
Allowance for loan losses to nonaccrual loans	189.24%	179.27%	143.40%
Nonperforming loans to total loans	0.56%	0.59%	0.73%
Nonperforming assets to total assets	0.38%	0.39%	0.56%
Nonaccrual loans to total loans	0.53%	0.58%	0.70%
Delinquent loans (30 days to nonaccruing) to total loans	0.75%	0.82%	1.01%
Net (recoveries) charge-offs (annualized) to total average loans	—%	(0.01)%	—%
Residential real estate	—%	(0.03)%	(0.01)%
Net (recoveries) charge-offs	$—	$(66)	$(8)
Total average loans	$266,089	$243,212	$222,766
Construction real estate	—%	—%	—%
Net (recoveries) charge-offs	$—	$—	$—
Total average loans	$54,370	$62,678	$60,861
Commercial real estate	—%	—%	—%
Net (recoveries) charge-offs	$—	$—	$—
Total average loans	$356,548	$324,101	$314,642
Commercial	—%	—%	—%
Net (recoveries) charge-offs	$—	$—	$—
Total average loans	$46,275	$88,626	$114,911
Consumer	—%	0.04%	—%
Net (recoveries) charge-offs	$—	$1	$—
Total average loans	$2,333	$2,608	$2,556
Municipal	—%	—%	—%
Net (recoveries) charge-offs	$—	$—	$—
Total average loans	$79,459	$87,669	$96,892

There was one residential real estate loan totaling $118 thousand in process of foreclosure at March 31, 2022. The aggregate interest income not recognized on nonaccrual loans approximated $527 thousand as of March 31, 2022 and $504 thousand as of December 31, 2021.
The Company had loans rated substandard that were on performing status totaling $756 thousand at March 31, 2022 compared to $769 thousand at December 31, 2021. In management's view, substandard loans represent a higher degree of risk of becoming nonperforming loans in the future.
In March 2020, the federal banking agencies issued guidance, confirmed by the FASB, that certain short-term modifications made to loans to borrowers affected by the COVID-19 pandemic and government shutdown orders would not be considered TDRs under specified circumstances. As of March 31, 2022, four loans with outstanding loan balances of $545 thousand remained subject to modified terms and carried accrued interest of $10 thousand.
Allowance for Loan Losses. Some of the Company’s loan customers ultimately do not make all of their contractually scheduled payments, whether due to the effects of the COVID-19 pandemic or otherwise, requiring the Company to charge off a portion or all of the remaining principal balance due. The Company maintains an ALL to absorb such losses. The ALL is maintained at a level believed by management to be appropriate to absorb probable credit losses inherent in the loan portfolio as of the evaluation date; however, actual loan losses may vary from current estimates. The Company's policy and methodologies for establishing the ALL, described in the Company's 2021 Annual Report did not change during the first three months of 2022. The Company's ALL was $8.3 million at March 31, 2022 and December 31, 2021.

Union Bankshares, Inc. Page 35

Management increased certain economic qualitative factors utilized to estimate the ALL during 2020 at the onset of the COVID-19 pandemic. During 2021, the economic qualitative reserve factor assigned to each loan portfolio in the ALL estimate was decreased due to continued indications of economic improvement. COVID-19 restrictions were lifted in June 2021 and the majority of borrowers that had executed loan modifications due to COVID-19 were no longer subject to modified terms. Based on these continued improving economic trends, the economic qualitative reserve factor assigned to all loan portfolios, except the municipal loan portfolio, was decreased 5 bps during the first quarter of 2022.
Impaired loans, including $2.2 million of TDR loans, were $6.5 million at March 31, 2022, with government guaranties of $420 thousand and a specific reserve amount allocated of $44 thousand. Impaired loans, including $2.2 million of TDR loans, were $6.8 million at December 31, 2021, with government guaranties of $423 thousand and a specific reserve amount allocated of $46 thousand. Based on management's evaluation of the Company's historical loss experience on substandard commercial loans, commercial loan relationships with aggregate balances greater than $500 thousand are evaluated individually for impairment, with a specific reserve allocated when warranted. Commercial loans with balances under this threshold are collectively evaluated for impairment as a homogeneous pool of loans, unless such loans are subject to a restructuring agreement or have been identified as impaired as part of a larger customer relationship. The specific reserve amount allocated to individually identified impaired loans decreased $2 thousand as a result of the March 31, 2022 impairment evaluation.
The following table reflects activity in the ALL for the three months ended March 31, 2022 and 2021:

	For the Three Months Ended March 31,
	2022	2021
	(Dollars in thousands)
Balance at beginning of period	$8,336	$8,271
Charge-offs	(1)	—
Recoveries	1	8
Net recoveries	—	8
Provision for loan losses	—	150
Balance at end of period	$8,336	8,429
The following table (net of loans held for sale) shows the internal breakdown by risk component of the Company's ALL and the percentage of loans in each category to total loans in the respective portfolios at the dates indicated:

	March 31, 2022		December 31, 2021
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential real estate	$2,224	34.1	$2,068	31.4
Construction real estate	843	8.3	837	8.3
Commercial real estate	3,997	42.1	4,122	43.8
Commercial	289	5.4	275	6.3
Consumer	10	0.3	11	0.3
Municipal	88	9.8	86	9.9
Unallocated	885	—	937	—
Total	$8,336	100.0	$8,336	100.0

Notwithstanding the categories shown in the table above or any specific allocation under the Company's ALL methodology, all funds in the ALL are available to absorb loan losses in the portfolio, regardless of loan category or specific allocation.
Management believes, in its best estimate, that the ALL at March 31, 2022 is appropriate to cover probable credit losses inherent in the Company’s loan portfolio as of such date. However, there can be no assurance that the Company will not sustain losses in future periods which could be greater than the size of the ALL at March 31, 2022. In addition, our banking regulators, as an integral part of their examination process, periodically review our ALL. Such agencies may require us to recognize adjustments to the ALL based on their judgments about information available to them at the time of their examination. A large adjustment to the ALL for losses in future periods could require increased provisions to replenish the ALL, which could negatively affect earnings.

Union Bankshares, Inc. Page 36

Investment Activities. During the first three months of 2022, investment securities classified as AFS increased $4.3 million to $272.2 million, comprising 22.1% of total assets, compared to $267.8 million, or 22.2% of total assets at December 31, 2021. The Company used excess liquidity to increase the investment portfolio during 2021 and the first quarter of 2022 to obtain higher yields than what would have been earned at the Federal Funds rate.
Net unrealized losses for the Company’s AFS investment securities portfolio were $22.1 million as of March 31, 2022, compared to net unrealized losses of $2.0 million as of December 31, 2021. The Company’s accumulated OCI component of stockholders’ equity at March 31, 2022 reflected cumulative net unrealized losses on investment securities of $17.4 million. There were no securities classified as HTM at March 31, 2022 or December 31, 2021. The rapid increase in the 10-year treasury rate in 2022 has negatively impacted the fair market value of the investment portfolio as this index is typically tied to mortgage-backed securities. No declines in value were deemed by management to be OTT at March 31, 2022. Deterioration in credit quality and/or imbalances in liquidity that may result from changes in financial market conditions might adversely affect the fair values of the Company’s investment portfolio and the amount of gains or losses ultimately realized on the sale of such securities and may also increase the potential that unrealized losses will be designated as OTT in future periods, resulting in write-downs and charges to earnings.
Investment securities AFS with a carrying amount of $551 thousand and $589 thousand were pledged as collateral for public unit deposits or for other purposes as required or permitted by law at March 31, 2022 and December 31, 2021, respectively.
Deposits. The following table shows information concerning the Company's average deposits by account type and weighted average nominal rates at which interest was paid on such deposits for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
	Average Amount	Percent of Total Deposits	Average Rate	Average Amount	Percent of Total Deposits	Average Rate
	(Dollars in thousands)
Nontime deposits:
Noninterest bearing deposits	$281,367	25.3	—	$221,344	22.1	—
Interest bearing checking accounts	279,817	25.2	0.22%	234,339	23.4	0.25%
Money market accounts	259,670	23.3	0.53%	264,499	26.4	0.80%
Savings accounts	185,368	16.7	0.04%	148,770	14.8	0.07%
Total nontime deposits	1,006,222	90.5	0.20%	868,952	86.7	0.32%
Time deposits:
Less than $100,000	49,733	4.4	0.42%	67,423	6.7	0.89%
$100,000 and over	56,636	5.1	0.47%	66,193	6.6	1.25%
Total time deposits	106,369	9.5	0.45%	133,616	13.3	1.06%
Total deposits	$1,112,591	100.0	0.23%	$1,002,568	100.0	0.42%
During the first three months of 2022, average total deposits grew $110.0 million, or 11.0%, compared to the three months ended March 31, 2021, with growth in all categories except time deposits and money market accounts. The increase in average balances for nontime deposits was attributable to proceeds from PPP loans deposited into customer accounts at Union, customer's receipt of government stimulus payments, and the general reduction in spending by customers due to COVID-19. The average balances of time deposits decreased due to higher rate paying time deposit accounts that matured and customers primarily transferred those funds into other deposit accounts.
The Company participates in CDARS, which permits the Company to offer full deposit insurance coverage to its customers by exchanging deposit balances with other CDARS participants. CDARS also provides the Company with an additional source of funding and liquidity through the purchase of deposits. There were no purchased CDARS deposits as of March 31, 2022 or December 31, 2021. There were $13.6 million of time deposits of $250,000 or less on the balance sheet at March 31, 2022 and December 31, 2021, which were exchanged with other CDARS participants.
The Company also participates in the ICS program, a service through which it can offer its customers demand or savings products with access to unlimited FDIC insurance, while receiving reciprocal deposits from other FDIC-insured banks. Like the exchange of certificate of deposit accounts through CDARS, exchange of demand or savings deposits through ICS provides a depositor with full deposit insurance coverage of excess balances, thereby helping the Company retain the full amount of the deposit on its balance sheet. As with the CDARS program, in addition to reciprocal deposits, participating banks may also purchase one-way ICS deposits. There were $134.2 million and $155.3 million in exchanged ICS demand and money market

Union Bankshares, Inc. Page 37

deposits on the balance sheet at March 31, 2022 and December 31, 2021, respectively. There were no purchased ICS deposits at March 31, 2022 or December 31, 2021.
Retail brokered deposits are issued under a master certificate of deposit program with a deposit broker for the purpose of providing a supplemental source of funding and liquidity. There were no retail brokered deposits at March 31, 2022 or at December 31, 2021.
The following table provides a maturity distribution of the Company’s time deposits in amounts in excess of the $250 thousand FDIC insurance limit at March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
	(Dollars in thousands)
Within 3 months	$5,585	$4,249
3 to 6 months	3,347	5,576
6 to 12 months	4,193	4,536
Over 12 months	1,832	1,862
	$14,957	$16,223
A provision of the Dodd-Frank Act permanently raised FDIC deposit insurance coverage to $250 thousand per depositor per insured depository institution for each account ownership category. Uninsured deposits have been estimated to include deposits with balances greater than the FDIC insurance coverage limit of $250 thousand. This estimate is based on the same methodologies and assumptions used for regulatory reporting requirement. At March 31, 2022, the Company had uninsured deposit accounts totaling $449.1 million, or 39.6% of total deposits. Uninsured deposits include $28.3 million of municipal deposits that were collateralized under applicable state regulations by investment securities or letters of credit issued by the FHLB at March 31, 2022, as described below under Borrowings.
Borrowings. Advances from the FHLB are another key source of funds to support earning assets. These funds are also used to manage the Bank's interest rate and liquidity risk exposures. The Company had no borrowed funds at March 31, 2022, and December 31, 2021.
The Company has the authority, up to its available borrowing capacity with the FHLB, to collateralize public unit deposits with letters of credit issued by the FHLB. FHLB letters of credit in the amount of $35.7 million and $37.5 million were utilized as collateral for these deposits at March 31, 2022 and December 31, 2021, respectively. Total fees paid by the Company in connection with the issuance of these letters of credit were $8 thousand and $9 thousand for the three months ended March 31, 2022 and 2021, respectively.
In August 2021, the Company completed the private placement of $16.5 million in aggregate principal amount of fixed-to-floating rate subordinated notes due 2031 to certain qualified institutional buyers and accredited investors. The Notes initially bear interest, payable semi-annually, at the rate of 3.25% per annum, until September 1, 2026. From and including September 1, 2026, the interest rate applicable to the outstanding principal amount due will reset quarterly to the then current three-month secured overnight financing rate (SOFR) plus 263 basis points. The Notes are presented net of unamortized issuance costs of $321 thousand and $329 thousand at March 31, 2022 and December 31, 2021, respectively, in the consolidated balance sheets.

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

Union Bankshares, Inc. Page 38

The following table details the contractual or notional amount of financial instruments that represented credit risk at the balance sheet dates:

	March 31, 2022	December 31, 2021
	(Dollars in thousands)
Commitments to originate loans	$62,248	$48,910
Unused lines of credit	163,083	168,442
Standby and commercial letters of credit	2,143	2,158
Credit card arrangements	170	170
FHLB Mortgage Partnership Finance credit enhancement obligation, net	826	818
Commitment to purchase investment in a real estate limited partnership	—	4,574
Total	$228,470	$225,072
Commitments to originate loans are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Loan commitments generally have a fixed expiration date or other termination clause and may require payment of a fee. Since many of the loan commitments are expected to expire without being drawn upon and not all credit lines will be utilized, the total commitment amounts do not necessarily represent future cash requirements. Lines of credit incur seasonal volume fluctuations due to the nature of some customers' businesses, such as tourism. The increase in commitments to originate loans at March 31, 2022 from December 31, 2021 is primarily the result of a $9.0 million increase in commitments to originate residential construction and commercial construction loans.
The Company did not hold any derivative or hedging instruments at March 31, 2022 or December 31, 2021.
In addition to commitments arising from the Company’s financial instruments, in the normal course of business the Company enters into contractual commitments from time to time for the purchase or lease of property, including real property for its banking premises.

Liquidity. Liquidity is a measurement of the Company’s ability to meet potential cash requirements, including ongoing commitments to fund deposit withdrawals, repay borrowings, fund investment and lending activities, purchase and lease commitments, and for other general business purposes. The primary objective of liquidity management is to maintain a balance between sources and uses of funds to meet our cash flow needs in the most economical and expedient manner. The Company’s principal sources of funds are deposits; whole-sale funding options including purchased deposits, amortization, prepayment and maturity of loans, investment securities, interest bearing deposits and other short-term investments; sales of securities and loans AFS; earnings; and funds provided from operations. Contractual principal repayments on loans have been a relatively predictable source of funds. Deposit flows and loan and investment prepayments are less predictable and can be significantly influenced by market interest rates, economic conditions, and rates offered by our competitors. Managing liquidity risk is essential to maintaining both depositor confidence and earnings stability.
As of March 31, 2022, Union, as a member of FHLB, had access to unused lines of credit up to $69.1 million over and above the $36.7 million in combined FHLB borrowings and other credit subject to collateralization and to the purchase of required FHLB Class B common stock and evaluation by the FHLB of the underlying collateral available. This line of credit can be used for either short-term or long-term liquidity or other funding needs.
Union also maintains an IDEAL Way Line of Credit with the FHLB. The total line available was $551 thousand at March 31, 2022. There were no borrowings against this line of credit as of such date. Interest on this line is chargeable at a rate determined by the FHLB and payable monthly. Should Union utilize this line of credit, qualified portions of the loan and investment portfolios would collateralize these borrowings.
In addition to its borrowing arrangements with the FHLB, Union maintains a pre-approved federal funds line of credit totaling $15.0 million with an upstream correspondent bank, a master brokered deposit agreement with a brokerage firm, and one-way buy options with CDARS and ICS. In addition to the funding sources available to Union, the Company maintains a $5.0 million revolving line of credit with a correspondent bank. At March 31, 2022, there were no purchased ICS or CDARS deposits, no retail brokered deposits, and no outstanding advances on the Union or Company correspondent lines.
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

Union Bankshares, Inc. Page 39

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
In August 2021, the Company completed the private placement of $16.5 million in aggregate principal amount of fixed-to-floating rate subordinated notes due 2031 to certain qualified institutional buyers and accredited investors. The Notes are structured to qualify as Tier 2 capital for the Company under bank regulatory guidelines. The proceeds from the sale of the Notes were utilized to provide additional capital to Union to support its growth and for other general corporate purposes.
Stockholders’ equity decreased from $84.3 million at December 31, 2021 to $69.4 million at March 31, 2022, reflecting an increase of $15.9 million in accumulated other comprehensive loss due to a decrease in the fair market value of the Company's AFS securities, cash dividends declared of $1.6 million and stock repurchases of $75 thousand during the three months ended March 31, 2022. These decreases were partially offset by net income of $2.5 million for the first three months of 2022, an increase of $103 thousand from stock based compensation and a $13 thousand increase due to the issuance of common stock under the DRIP. The components of other comprehensive loss are illustrated in Note 10 of the unaudited consolidated financial statements.
The Company has 7,500,000 shares of $2.00 par value common stock authorized. As of March 31, 2022, the Company had 4,968,692 shares issued, of which 4,493,170 were outstanding and 475,522 were held in treasury.
In January 2022, the Company's Board reauthorized for 2022 the limited stock repurchase plan that was initially established in May of 2010. The limited stock repurchase plan allows the repurchase of up to a fixed number of shares of the Company's common stock each calendar quarter in open market purchases or privately negotiated transactions, as management deems advisable and as market conditions may warrant. The repurchase authorization for a calendar quarter (currently 2,500 shares) expires at the end of that quarter to the extent it has not been exercised, and is not carried forward into future quarters. The quarterly repurchase authorization expires on December 31, 2022, unless reauthorized. The Company repurchased 2,500 shares under this program during the first three months of 2022 at a total cost of $75 thousand.
The Company maintains a DRIP whereby registered stockholders may elect to reinvest cash dividends and optional cash contributions to purchase additional shares of the Company's common stock. The Company has reserved 200,000 shares of its common stock for issuance and sale under the DRIP. As of March 31, 2022, 5,846 shares of stock had been issued from treasury stock under the DRIP.
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
Under the standard regulatory capital guidelines, banking organizations must have a minimum total risk-based capital ratio of 8.0%, a minimum Tier I risk-based capital ratio of 6.0%, a minimum common equity Tier I risk-based capital ratio of 4.5%, and a minimum leverage ratio of 4.0% in order to be "adequately capitalized." In addition to these requirements, banking organizations must maintain a 2.5% capital conservation buffer consisting of common Tier I equity, increasing the minimum required total risk-based capital, Tier I risk-based and common equity Tier I capital to risk-weighted assets they must maintain to avoid limits on capital distributions and certain bonus payments to executive officers and similar employees.
The Economic Growth, Regulatory Relief and Consumer Protection Act of 2018 directed the federal banking regulators to adopt rules providing for a simplified regulatory capital framework for qualifying community banking organizations. In September 2019, the banking regulators finalized a rule that introduced the community bank leverage ratio ("CBLR") framework as an optional simplified measure of capital adequacy for qualifying institutions. Beginning with the March 31, 2020 regulatory capital calculation, a banking organization with a Tier I leverage ratio greater than 9.0%, less than $10 billion in average consolidated assets, and limited amounts of off-balance sheet exposures and trading assets and liabilities may opt into the CBLR framework and will be deemed "well capitalized" and will not be required to report or calculate risk-based capital. A community banking organization that does not meet the requirements for use of the simplified CBLR framework will continue to calculate its regulatory capital ratios under standard guidelines. As of March 31, 2022, the Tier I leverage ratios for the Company and Union were 6.91% and 8.19%, respectively.

Union Bankshares, Inc. Page 40

As shown in the table below, as of March 31, 2022, both the Company and Union met all capital adequacy requirements to which they are currently subject and Union exceeded the requirements for a "well capitalized" bank under the FDIC's Prompt Corrective Action framework. There were no conditions or events between March 31, 2022 and the date of this report that management believes have changed either Company’s regulatory capital category.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of March 31, 2022	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Company:
Total capital to risk weighted assets	$109,133	14.84%	$58,832	8.00%	N/A	N/A
Tier I capital to risk weighted assets	84,618	11.50%	44,149	6.00%	N/A	N/A
Common Equity Tier 1 to risk weighted assets	84,618	11.50%	33,111	4.50%	N/A	N/A
Tier I capital to average assets	84,618	6.91%	48,983	4.00%	N/A	N/A

Union:
Total capital to risk weighted assets	$108,642	14.79%	$58,765	8.00%	$73,456	10.00%
Tier I capital to risk weighted assets	100,306	13.65%	44,091	6.00%	58,787	8.00%
Common Equity Tier 1 to risk weighted assets	100,306	13.65%	33,068	4.50%	47,765	6.50%
Tier I capital to average assets	100,306	8.19%	48,989	4.00%	61,237	5.00%
Dividends paid by Union are the primary source of funds available to the Company for payment of dividends to its stockholders. Union is subject to certain requirements imposed by federal banking laws and regulations, which among other things, establish minimum levels of capital and restrict the amount of dividends that may be distributed by Union to the Company.
Cash dividends of $0.35 per share were paid during the first quarter of 2022 and were declared for the second quarter, payable on May 5, 2022 to stockholders of record on April 30, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Omitted, in accordance with the regulatory relief available to smaller reporting companies in SEC Release Nos. 33-10513 (effective September 10, 2018).

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer, with the assistance of the Disclosure Control Committee, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2022. Based on this evaluation they concluded that those disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files with the Commission is accumulated and communicated to the Company’s management, including its principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required information.
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

Union Bankshares, Inc. Page 41

Item 1A. Risk Factors
There have been no material changes in the risk factors discussed in Part I-Item 1A, "Risk Factors" in the Company’s 2021 Annual Report since the date of the filing of that report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The Company did not issue any unregistered shares during the quarter ended March 31, 2022.
The following table summarizes repurchases of the Company's equity securities during the quarter ended March 31, 2022.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Program (1)
January 2022	—	—	—	2,500
February 2022	—	—	—	2,500
March 2022	2,500	$30.03	2,500	—
__________________
(1)All repurchases shown in the table were made pursuant to a discretionary stock repurchase program under which the Company may repurchase up to 2,500 shares of its common stock each calendar quarter, in open market or privately negotiated transactions. The repurchase authorization for a calendar quarter expires at the end of that quarter to the extent it has not been exercised, and is not carried forward into future quarters. The program was initially authorized in 2010 and was reauthorized most recently in January 2022. The program will expire on December 31, 2022, unless reauthorized.

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
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the unaudited consolidated balance sheets, (ii) the unaudited consolidated statements of income for the three months ended March 31, 2022 and 2021, (iii) the unaudited consolidated statements of comprehensive income for the three months ended March 31, 2022 and 2021, (iv) the unaudited consolidated statements of changes in stockholders' equity, (iv) the unaudited consolidated statements of cash flows and (v) related notes.

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

Union Bankshares, Inc.

May 13, 2022	/s/ David S. Silverman
David S. Silverman
Director, President and Chief Executive Officer

May 13, 2022	/s/ Karyn J. Hale
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

101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the unaudited consolidated balance sheets, (ii) the unaudited consolidated statements of income for the three months ended March 31, 2022 and 2021, (iii) the unaudited consolidated statements of comprehensive income for the three months ended March 31, 2022 and 2021, (iv) the unaudited consolidated statements of changes in stockholders' equity, (iv) the unaudited consolidated statements of cash flows and (v) related notes.

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