Form 10-Q
period 2022-06-30
UNION BANKSHARES INC
filed 2022-08-15
CIK 706863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2022

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐      No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of July 29, 2022.

Common Stock, $2 par value	4,494,814	shares

UNION BANKSHARES, INC.
TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets	(Dollars in thousands)
Cash and due from banks	$4,411	$4,659
Federal funds sold and overnight deposits	20,885	61,263
Cash and cash equivalents	25,296	65,922
Interest bearing deposits in banks	13,943	13,196
Investment securities available-for-sale	261,665	267,819
Other investments	1,162	1,132
Total investments	262,827	268,951
Loans held for sale	3,820	13,829
Loans	817,953	787,050
Allowance for loan losses	(8,340)	(8,336)
Net deferred loan costs	1,193	705
Net loans	810,806	779,419
Premises and equipment, net	20,983	21,615
Company-owned life insurance	18,298	18,764
Other assets	35,940	23,677
Total assets	$1,191,913	$1,205,373
Liabilities and Stockholders’ Equity
Liabilities
Deposits
Noninterest bearing	$337,140	$264,888
Interest bearing	662,778	723,479
Time	103,135	106,715
Total deposits	1,103,053	1,095,082
Subordinated notes	16,188	16,171
Accrued interest and other liabilities	12,726	9,779
Total liabilities	1,131,967	1,121,032
Commitments and Contingencies
Stockholders’ Equity
Common stock, $2.00 par value; 7,500,000 shares authorized; 4,969,972 shares issued at June 30, 2022 and 4,967,093 shares issued at December 31, 2021	9,940	9,934
Additional paid-in capital	2,019	1,769
Retained earnings	80,617	78,350
Treasury stock at cost; 475,160 shares at June 30, 2022 and 473,438 shares at December 31, 2021	(4,231)	(4,160)
Accumulated other comprehensive loss	(28,399)	(1,552)
Total stockholders' equity	59,946	84,341
Total liabilities and stockholders' equity	$1,191,913	$1,205,373

See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 1

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Interest and dividend income	(Dollars in thousands, except per share data)
Interest and fees on loans	$9,010	$9,236	$17,484	$18,121
Interest on debt securities:
Taxable	1,038	456	2,010	860
Tax exempt	221	154	443	305
Dividends	4	4	10	8
Interest on federal funds sold and overnight deposits	94	14	113	33
Interest on interest bearing deposits in banks	37	34	70	71
Total interest and dividend income	10,404	9,898	20,130	19,398
Interest expense
Interest on deposits	591	924	1,212	1,971
Interest on borrowed funds	—	55	—	109
Interest on subordinated notes	142	—	284	—
Total interest expense	733	979	1,496	2,080
Net interest income	9,671	8,919	18,634	17,318
Provision for loan losses	—	75	—	225
Net interest income after provision for loan losses	9,671	8,844	18,634	17,093
Noninterest income
Trust income	217	198	426	383
Service fees	1,738	1,581	3,373	3,104
Net gains on sales of investment securities available-for-sale	5	—	31	—
Net gains on sales of loans held for sale	286	1,151	300	2,045
Net (losses) gains on other investments	(142)	15	(60)	59
Other income	61	194	150	169
Total noninterest income	2,165	3,139	4,220	5,760
Noninterest expenses
Salaries and wages	3,520	3,553	6,930	6,636
Employee benefits	1,295	1,203	2,600	2,372
Occupancy expense, net	462	527	989	1,004
Equipment expense	934	872	1,850	1,670
Other expenses	2,084	2,234	4,040	4,160
Total noninterest expenses	8,295	8,389	16,409	15,842
Income before provision for income taxes	3,541	3,594	6,445	7,011
Provision for income taxes	610	603	1,032	1,144
Net income	$2,931	$2,991	$5,413	$5,867
Basic earnings per common share	$0.65	$0.67	$1.20	$1.31
Diluted earnings per common share	$0.65	$0.66	$1.20	$1.30
Weighted average number of common shares outstanding	4,494,027	4,482,597	4,494,447	4,481,475
Weighted average common and potential common shares for diluted EPS	4,513,411	4,511,169	4,510,106	4,506,150
Dividends per common share	$0.35	$0.33	$0.70	$0.66
See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 2

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in thousands)
Net income	$2,931	$2,991	$5,413	$5,867
Other comprehensive (loss) income, net of tax:
Investment securities available-for-sale:
Net unrealized holding (losses) gains arising during the period on investment securities available-for-sale	(10,969)	920	(26,822)	(1,635)
Reclassification adjustment for net gains on sales of investment securities available-for-sale realized in net income	(4)	—	(25)	—
Total other comprehensive (loss) income	(10,973)	920	(26,847)	(1,635)
Total comprehensive (loss) income	$(8,042)	$3,911	$(21,434)	$4,232

See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 3

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)

	Three Month Periods Ended June 30, 2022 and 2021
	Common Stock					Accumulated other comprehensive (loss) income
	Shares, net of treasury	Amount	Additional paid-in capital	Retained earnings	Treasury stock		Total stockholders’ equity
	(Dollars in thousands, except per share data)
Balances March 31, 2022	4,493,170	$9,937	$1,878	$79,259	$(4,231)	$(17,426)	$69,417
Net income	—	—	—	2,931	—	—	2,931
Other comprehensive loss	—	—	—	—	—	(10,973)	(10,973)
Dividend reinvestment plan	512	—	11	—	4	—	15
Cash dividends declared ($0.35 per share)	—	—	—	(1,573)	—	—	(1,573)
Stock based compensation expense	1,280	3	130	—	—	—	133
Purchase of treasury stock	(150)	—	—	—	(4)	—	(4)
Balances, June 30, 2022	4,494,812	$9,940	$2,019	$80,617	$(4,231)	$(28,399)	$59,946

Balances March 31, 2021	4,480,954	$9,911	$1,504	$72,494	$(4,167)	$81	$79,823
Net income	—	—	—	2,991	—	—	2,991
Other comprehensive income	—	—	—	—	—	920	920
Dividend reinvestment plan	267	—	7	—	2	—	9
Cash dividends declared ($0.33 per share)	—	—	—	(1,479)	—	—	(1,479)
Stock based compensation expense	2,152	4	87	—	—	—	91
Exercise of stock options	500	1	11	—	—	—	12
Balances, June 30, 2021	4,483,873	$9,916	$1,609	$74,006	$(4,165)	$1,001	$82,367

	Six Month Periods Ended June 30, 2022 and 2021
	Common Stock					Accumulated other comprehensive (loss) income
	Shares, net of treasury	Amount	Additional paid-in capital	Retained earnings	Treasury stock		Total stockholders’ equity
	(Dollars in thousands, except per share data)
Balances, December 31, 2021	4,493,655	$9,934	$1,769	$78,350	$(4,160)	$(1,552)	$84,341
Net income	—	—	—	5,413	—	—	5,413
Other comprehensive loss	—	—	—	—	—	(26,847)	(26,847)
Dividend reinvestment plan	928	—	20	—	8	—	28
Cash dividends declared ($0.70 per share)	—	—	—	(3,146)	—	—	(3,146)
Stock based compensation expense	2,879	6	230	—	—	—	236
Purchase of treasury stock	(2,650)	—	—	—	(79)	—	(79)
Balances, June 30, 2022	4,494,812	$9,940	$2,019	$80,617	$(4,231)	$(28,399)	$59,946

Balances, December 31, 2020	4,480,100	$9,910	$1,393	$71,097	$(4,169)	$2,636	$80,867
Net income	—	—	—	5,867	—	—	5,867
Other comprehensive loss	—	—	—	—	—	(1,635)	(1,635)
Dividend reinvestment plan	718	—	15	—	6	—	21
Cash dividends declared ($0.66 per share)	—	—	—	(2,958)	—	—	(2,958)
Stock based compensation expense	2,152	4	179	—	—	—	183
Exercise of stock options	1,000	2	22	—	—	—	24
Purchase of treasury stock	(97)	—	—	—	(2)	—	(2)
Balances, June 30, 2021	4,483,873	$9,916	$1,609	$74,006	$(4,165)	$1,001	$82,367
See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 4

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash Flows From Operating Activities	(Dollars in thousands)
Net income	$5,413	$5,867
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	922	925
Provision for loan losses	—	225
Deferred income tax provision	12	13
Net amortization of premiums on investment securities	324	323
Equity in losses of limited partnerships	548	501
Stock based compensation expense	236	183
Net (increase) decrease in unamortized loan costs	(488)	432
Proceeds from sales of loans held for sale	34,672	87,203
Origination of loans held for sale	(24,363)	(95,119)
Net gains on sales of loans held for sale	(300)	(2,045)
Net losses on disposals of premises and equipment	—	108
Net gains on sales of investment securities available-for-sale	(31)	—
Net gains on sales of other real estate owned	—	(11)
Net losses (gains) on other investments	60	(59)
Increase in accrued interest receivable	262	799
Amortization of core deposit intangible	—	71
Amortization of debt issuance costs	17	—
Increase in other assets	(1,184)	(1,041)
Increase (decrease) in other liabilities	246	(993)
Net cash provided by (used in) operating activities	16,346	(2,618)
Cash Flows From Investing Activities
Interest bearing deposits in banks
Proceeds from maturities and redemptions	5,229	2,490
Purchases	(5,976)	(2,739)
Investment securities available-for-sale
Proceeds from sales	6,827	—
Proceeds from maturities, calls and paydowns	13,650	15,656
Purchases	(48,599)	(70,387)
Net purchases of other investments	(90)	(68)
Net decrease (increase) in nonmarketable stock	276	(13)
Net (increase) decrease in loans	(30,905)	29,695
Recoveries of loans charged off	6	9
Net purchases of premises and equipment	(290)	(2,631)
Investments in limited partnerships	(1,874)	(1,458)
Proceeds from sales of other real estate owned	—	61
Net cash used in investing activities	(61,746)	(29,385)

Union Bankshares, Inc. Page 5

	Six Months Ended June 30,
	2022	2021

Cash Flows From Financing Activities	(Dollars in thousands)
Net increase in noninterest bearing deposits	72,252	28,328
Net decrease in interest bearing deposits	(60,701)	(26,829)
Net decrease in time deposits	(3,580)	(28,121)
Exercise of stock options	—	24
Purchase of treasury stock	(79)	(2)
Dividends paid	(3,118)	(2,937)
Net cash provided by (used in) financing activities	4,774	(29,537)
Net decrease in cash and cash equivalents	(40,626)	(61,540)
Cash and cash equivalents
Beginning of period	65,922	122,771
End of period	$25,296	$61,231
Supplemental Disclosures of Cash Flow Information
Interest paid	$1,510	$2,122
Income taxes paid	$200	$1,300

Supplemental Schedule of Noncash Investing Activities
Investment in limited partnerships acquired by capital contributions payable	$3,494	$—

Dividends paid on Common Stock:
Dividends declared	$3,146	$2,958
Dividends reinvested	(28)	(21)
	$3,118	$2,937

See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 6

UNION BANKSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Basis of Presentation
The accompanying unaudited interim consolidated financial statements of Union Bankshares, Inc. and Subsidiary (together, the Company) as of June 30, 2022, and for the three and six months ended June 30, 2022 and 2021, have been prepared in conformity with GAAP for interim financial information, general practices within the banking industry, and the accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as amended by Amendment No. 1 on Form 10-K/A (2021 Annual Report). The Company's sole subsidiary is Union Bank. In the opinion of the Company’s management, all adjustments, consisting only of normal recurring adjustments and disclosures necessary for a fair presentation of the information contained herein, have been made. This information should be read in conjunction with the Company’s 2021 Annual Report. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2022, or any future interim period.
The Company is a “smaller reporting company” and as permitted under the rules and regulations of the SEC, has elected to provide its consolidated statements of income, comprehensive income, cash flows and changes in stockholders’ equity for a two year, rather than three year, period. The Company has also elected to provide certain other scaled disclosures in this report, as permitted for smaller reporting companies. Certain amounts in the 2021 consolidated financial statements have been reclassified to conform to the current year presentation.
In addition to the definitions set forth elsewhere in this report, the acronyms, abbreviations and capitalized terms identified below are used throughout this Form 10-Q, including Part I. "Financial Information" and Part II. "Other Information". The following is provided to aid the reader and provide a reference page when reviewing this Form 10-Q.

AFS:	Available-for-sale	ICS:	Insured Cash Sweeps of the Promontory Interfinancial Network
ALCO:	Asset Liability Committee	IRS:	Internal Revenue Service
ALL:	Allowance for loan losses	MBS:	Mortgage-backed security
ASC:	Accounting Standards Codification	MSRs:	Mortgage servicing rights
ASU:	Accounting Standards Update	OAO:	Other assets owned
Board:	Board of Directors	OCI:	Other comprehensive income (loss)
bp or bps:	Basis point(s)	OFAC:	U.S. Office of Foreign Assets Control
CARES Act:	Coronavirus Aid, Relief and Economic Security Act	OREO:	Other real estate owned
CDARS:	Certificate of Deposit Accounts Registry Service of the Promontory Interfinancial Network	OTTI:	Other-than-temporary impairment
Company:	Union Bankshares, Inc. and Subsidiary	OTT:	Other-than-temporary
COVID-19:	Novel Coronavirus	PPP:	Paycheck Protection Program
Dodd-Frank Act:	The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010	RD:	USDA Rural Development
DRIP:	Dividend Reinvestment Plan	RSU:	Restricted Stock Unit
FASB:	Financial Accounting Standards Board	SBA:	U.S. Small Business Administration
FDIC:	Federal Deposit Insurance Corporation	SEC:	U.S. Securities and Exchange Commission
FHA:	U.S. Federal Housing Administration	TDR:	Troubled-debt restructuring
FHLB:	Federal Home Loan Bank of Boston	Union:	Union Bank, the sole subsidiary of Union Bankshares, Inc
FRB:	Federal Reserve Board	USDA:	U.S. Department of Agriculture
FHLMC/Freddie Mac:	Federal Home Loan Mortgage Corporation	VA:	U.S. Veterans Administration
GAAP:	Generally Accepted Accounting Principles in the United States	2014 Equity Plan:	2014 Equity Incentive Plan, as amended
HTM:	Held-to-maturity	2021 Annual Report:	Annual Report on Form 10-K for the year ended December 31, 2021, as amended by Amendment No. 1 on Form 10-K/A
HUD:	U.S. Department of Housing and Urban Development

Union Bankshares, Inc. Page 7

Note 2. Legal Contingencies
In the normal course of business, the Company is involved in various legal and other proceedings. In the opinion of management, any liability resulting from such proceedings is not expected to have a material adverse effect on the Company’s consolidated financial condition or results of operations.

Note 3. Per Share Information
The following table presents the reconciliation between the calculation of basic EPS and diluted EPS for the three and six months ended June 30, 2022 and 2021:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in thousands, except per share data)
Net income	$2,931	$2,991	$5,413	$5,867
Weighted average common shares outstanding for basic EPS	4,494,027	4,482,597	4,494,447	4,481,475
Dilutive effect of stock-based awards (1)	19,384	28,572	15,659	24,675
Weighted average common and potential common shares for diluted EPS	4,513,411	4,511,169	4,510,106	4,506,150
Earnings per common share:
Basic EPS	$0.65	$0.67	$1.20	$1.31
Diluted EPS	$0.65	$0.66	$1.20	$1.30
____________________
(1)Dilutive effect of stock based awards represents the effect of the assumed exercise of stock options (2021 only) and vesting of restricted stock units. Unvested awards do not have dividend or dividend equivalent rights.

Note 4. Recent Accounting Pronouncements
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Under this guidance, which will replace the existing incurred loss model for recognizing credit losses, banks and other lending institutions will be required to recognize the full amount of expected credit losses. The guidance in the ASU, which is referred to as the current expected credit loss model ("CECL"), requires that expected credit losses for financial assets held at the reporting date that are accounted for at amortized cost be measured and recognized based on historical experience and current and reasonably supportable forecasted conditions to reflect the full amount of expected credit losses. A modified version of these requirements also applies to debt securities classified as AFS. As initially proposed, the ASU was to become effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption was permitted for fiscal years beginning after December 15, 2018, including interim periods within such years. In October 2019, the FASB approved amendments to delay the effective date of the ASU to fiscal years beginning after December 31, 2022, including interim periods within those fiscal years, for smaller reporting companies, as defined by the SEC, and other non-SEC reporting entities. The Company did not choose to early adopt the ASU. As the Company is a smaller reporting company, the ASU will become effective for the Company beginning with the 2023 fiscal year. The Company has established a CECL implementation team and developed a transition project plan. The Company utilizes a software package for its current calculation of the allowance for loan losses that will also be utilized for CECL implementation. Historical data has been compiled and continues to be collected and training is ongoing surrounding CECL implementation and methodologies. In addition, the Company is conducting parallel calculations under the existing incurred loss model and the CECL model throughout 2022. The measures will facilitate the eventual implementation process and management's evaluation of the potential impact of the ASU on the Company's consolidated financial statements.

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

Union Bankshares, Inc. Page 8

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

Note 5. Investment Securities
Debt securities AFS as of the balance sheet dates consisted of the following:

June 30, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. Government-sponsored enterprises	$45,631	$1	$(3,988)	$41,644
Agency mortgage-backed	202,132	5	(25,318)	176,819
State and political subdivisions	43,513	65	(6,610)	36,968
Corporate	6,336	6	(108)	6,234
Total	$297,612	$77	$(36,024)	$261,665

December 31, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. Government-sponsored enterprises	$37,176	$55	$(593)	$36,638
Agency mortgage-backed	181,216	574	(3,540)	178,250
State and political subdivisions	44,068	1,293	(107)	45,254
Corporate	7,323	381	(27)	7,677
Total	$269,783	$2,303	$(4,267)	$267,819
There were no investment securities HTM at June 30, 2022 or December 31, 2021. Investment securities AFS with carrying amounts of $479 thousand and $608 thousand were pledged as collateral for public unit deposits or for other purposes as required or permitted by law at June 30, 2022 and December 31, 2021, respectively.

The amortized cost and estimated fair value of debt securities by contractual scheduled maturity as of June 30, 2022 were as follows:

	Amortized Cost	Fair Value
Available-for-sale	(Dollars in thousands)
Due from one to five years	$16,635	$15,665
Due from five to ten years	33,131	30,450
Due after ten years	45,714	38,731
	95,480	84,846
Agency mortgage-backed	202,132	176,819
Total debt securities available-for-sale	$297,612	$261,665

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

Union Bankshares, Inc. Page 9

Information pertaining to all debt securities AFS with gross unrealized losses as of the balance sheet dates, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

June 30, 2022	Less Than 12 Months			12 Months and over			Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
		(Dollars in thousands)
U.S. Government- sponsored enterprises	24	$33,726	$(3,241)	10	$4,582	$(747)	34	$38,308	$(3,988)
Agency mortgage-backed	66	128,356	(16,779)	26	43,474	(8,539)	92	171,830	(25,318)
State and political subdivisions	64	34,130	(6,610)	—	—	—	64	34,130	(6,610)
Corporate	9	4,289	(70)	1	462	(38)	10	4,751	(108)
Total	163	$200,501	$(26,700)	37	$48,518	$(9,324)	200	$249,019	$(36,024)

December 31, 2021	Less Than 12 Months			12 Months and over			Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
		(Dollars in thousands)
U.S. Government- sponsored enterprises	18	$29,754	$(464)	14	$3,885	$(129)	32	$33,639	$(593)
Agency mortgage-backed	41	130,742	(2,252)	17	32,955	(1,288)	58	163,697	(3,540)
State and political subdivisions	17	17,483	(107)	—	—	—	17	17,483	(107)
Corporate	2	985	(15)	1	488	(12)	3	1,473	(27)
Total	78	$178,964	$(2,838)	32	$37,328	$(1,429)	110	$216,292	$(4,267)

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

The Company has the ability to hold the investment securities that had unrealized losses at June 30, 2022 and December 31, 2021 for the foreseeable future. The decline in value is the result of market conditions and not attributable to credit quality in the investment securities and no declines were deemed by management to be OTT.

Union Bankshares, Inc. Page 10

There were no sales of AFS securities during the three and six months ended June 30, 2021. The following table presents the proceeds from sales and calls resulting in gross realized gains and gross realized losses from the disposition of AFS securities for the three and six months ended June 30, 2022:

	For The Three Months Ended June 30, 2022	For The Six Months Ended June 30, 2022
	(Dollars in thousands)
Proceeds from sales	$—	$6,827
Proceeds from calls	$502	$502

Gross gains	5	81
Gross losses	—	(50)
Net gains on sales of investment securities AFS	$5	$31

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
The composition of Net loans as of the balance sheet dates was as follows:

	June 30, 2022	December 31, 2021
	(Dollars in thousands)
Residential real estate	$304,135	$246,827
Construction real estate	81,929	65,149
Commercial real estate	365,430	344,816
Commercial	44,514	49,788
Consumer	2,207	2,376
Municipal	19,738	78,094
Gross loans	817,953	787,050
Allowance for loan losses	(8,340)	(8,336)
Net deferred loan costs	1,193	705
Net loans	$810,806	$779,419
There were 43 and 154 PPP loans totaling $3.3 million and $13.6 million classified as commercial loans as of June 30, 2022 and December 31, 2021, respectively. As of June 30, 2022 and December 31, 2021, there were PPP deferred origination fees of $129 thousand and $558 thousand, respectively, remaining to be amortized into interest income in future periods, over the lives

Union Bankshares, Inc. Page 11

of the respective loans. PPP loan origination fees of $141 thousand and $428 thousand were recognized in earnings during the three and six months ended June 30, 2022, respectively and $715 thousand and $1.4 million were recognized during the three and six months ended June 30, 2021, respectively.
Qualifying residential first mortgage loans and certain commercial real estate loans with an aggregate carrying value of $280.0 million and $224.4 million were pledged as collateral for borrowings from the FHLB under a blanket lien at June 30, 2022 and December 31, 2021, respectively.
A summary of current, past due and nonaccrual loans as of the balance sheet dates follows:

June 30, 2022	Current	30-59 Days	60-89 Days	90 Days and Over and Accruing	Nonaccrual	Total
	(Dollars in thousands)
Residential real estate	$303,437	$113	$370	$109	$106	$304,135
Construction real estate	81,914	1	—	—	14	81,929
Commercial real estate	364,114	20	—	—	1,296	365,430
Commercial	44,169	345	—	—	—	44,514
Consumer	2,207	—	—	—	—	2,207
Municipal	19,738	—	—	—	—	19,738
Total	$815,579	$479	$370	$109	$1,416	$817,953

December 31, 2021	Current	30-59 Days	60-89 Days	90 Days and Over and Accruing	Nonaccrual	Total
	(Dollars in thousands)
Residential real estate	$245,169	$1,328	$130	$53	$147	$246,827
Construction real estate	64,939	72	—	—	138	65,149
Commercial real estate	340,209	242	—	—	4,365	344,816
Commercial	49,699	36	8	45	—	49,788
Consumer	2,376	—	—	—	—	2,376
Municipal	78,094	—	—	—	—	78,094
Total	$780,486	$1,678	$138	$98	$4,650	$787,050

There was one residential real estate loan totaling $28 thousand in process of foreclosure at June 30, 2022 and no loans in process of foreclosure at December 31, 2021. Aggregate interest on nonaccrual loans not recognized was $437 thousand as of June 30, 2022 and $504 thousand as of December 31, 2021.

Note 7.  Allowance for Loan Losses and Credit Quality
The ALL is established for estimated losses in the loan portfolio through a provision for loan losses charged to earnings. For all loan classes, loan losses are charged against the ALL when management believes the loan balance is uncollectible or in accordance with federal guidelines. Subsequent recoveries, if any, are credited to the ALL.

The ALL is maintained at a level believed by management to be appropriate to absorb probable credit losses inherent in the loan portfolio as of the balance sheet date. The amount of the ALL is based on management's periodic evaluation of the collectability of the loan portfolio, including the nature, volume and risk characteristics of the portfolio, credit concentrations, trends in historical loss experience, estimated value of any underlying collateral, specific impaired loans and economic conditions. There was no change to the methodology used to estimate the ALL during the second quarter of 2022. While management uses available information to recognize losses on loans, future additions to the ALL may be necessary based on changes in economic conditions or other relevant factors.

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
Management increased certain economic qualitative factors utilized to estimate the ALL during 2020 at the onset of the COVID-19 pandemic. During 2021, the economic qualitative reserve factor assigned to each loan portfolio in the ALL estimate was decreased due to continued indications of economic improvement. COVID-19 restrictions were lifted in June 2021 and the majority of borrowers that had executed loan modifications due to COVID-19 were no longer subject to modified terms. Based on these continued improving economic trends, the economic qualitative reserve factor assigned to all loan portfolios, except the municipal loan portfolio, was decreased 5 bps during both the first and second quarters of 2022.

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

Changes in the ALL, by class of loans, for the three and six months ended June 30, 2022 and 2021 were as follows:

For The Three Months Ended June 30, 2022	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Balance, March 31, 2022	$2,224	$843	$3,997	$289	$10	$88	$885	$8,336
Provision (credit) for loan losses	15	114	7	28	(3)	(61)	(100)	—
Recoveries of amounts charged off	—	—	—	2	3	—	—	5
	2,239	957	4,004	319	10	27	785	8,341
Amounts charged off	—	—	—	(1)	—	—	—	(1)
Balance, June 30, 2022	$2,239	$957	$4,004	$318	$10	$27	$785	$8,340

For The Three Months Ended June 30, 2021	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Balance, March 31, 2021	$1,996	$881	$4,133	$443	$13	$199	$764	$8,429
Provision (credit) for loan losses	86	143	(22)	(18)	(2)	(118)	6	75
Recoveries of amounts charged off	—	—	—	—	1	—	—	1
	2,082	1,024	4,111	425	12	81	770	8,505
Amounts charged off	—	—	—	—	—	—	—	—
Balance, June 30, 2021	$2,082	$1,024	$4,111	$425	$12	$81	$770	$8,505

For The Six Months Ended June 30, 2022	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Balance, December 31, 2021	$2,068	$837	$4,122	$275	$11	$86	$937	$8,336
Provision (credit) for loan losses	171	120	(118)	42	(4)	(59)	(152)	—
Recoveries of amounts charged off	—	—	—	2	4	—	—	6
	2,239	957	4,004	319	11	27	785	8,342
Amounts charged off	—	—	—	(1)	(1)	—	—	(2)
Balance, June 30, 2022	$2,239	$957	$4,004	$318	$10	$27	$785	$8,340

Union Bankshares, Inc. Page 14

For The Six Months Ended June 30, 2021	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Balance, December 31, 2020	$1,776	$763	$4,199	$458	$15	$214	$846	$8,271
Provision (credit) for loan losses	298	261	(88)	(33)	(4)	(133)	(76)	225
Recoveries of amounts charged off	8	—	—	—	1	—	—	9
	2,082	1,024	4,111	425	12	81	770	8,505
Amounts charged off	—	—	—	—	—	—	—	—
Balance, June 30, 2021	$2,082	$1,024	$4,111	$425	$12	$81	$770	$8,505

The allocation of the ALL, summarized on the basis of the Company's impairment methodology by class of loan, as of the balance sheet dates, was as follows:

June 30, 2022	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Individually evaluated for impairment	$23	$—	$—	$—	$—	$—	$—	$23
Collectively evaluated for impairment	2,216	957	4,004	318	10	27	785	8,317
Total allocated	$2,239	$957	$4,004	$318	$10	$27	$785	$8,340

December 31, 2021	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Individually evaluated for impairment	$26	$—	$20	$—	$—	$—	$—	$46
Collectively evaluated for impairment	2,042	837	4,102	275	11	86	937	8,290
Total allocated	$2,068	$837	$4,122	$275	$11	$86	$937	$8,336

The recorded investment in loans, summarized on the basis of the Company's impairment methodology by class of loan, as of the balance sheet dates, was as follows:

June 30, 2022	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Total
	(Dollars in thousands)
Individually evaluated for impairment	$1,539	$69	$3,736	$8	$—	$—	$5,352
Collectively evaluated for impairment	302,596	81,860	361,694	44,506	2,207	19,738	812,601
Total	$304,135	$81,929	$365,430	$44,514	$2,207	$19,738	$817,953

December 31, 2021	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Total
	(Dollars in thousands)
Individually evaluated for impairment	$1,750	$198	$4,819	$9	$—	$—	$6,776
Collectively evaluated for impairment	245,077	64,951	339,997	49,779	2,376	78,094	780,274
Total	$246,827	$65,149	$344,816	$49,788	$2,376	$78,094	$787,050

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

The following tables summarize the loan ratings applied by management to the Company's loans by class as of the balance sheet dates:

June 30, 2022	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Total
	(Dollars in thousands)
Pass	$280,441	$40,026	$248,878	$39,775	$2,204	$19,738	$631,062
Satisfactory/Monitor	21,619	41,834	112,388	4,680	3	—	180,524
Substandard	2,075	69	4,164	59	—	—	6,367
Total	$304,135	$81,929	$365,430	$44,514	$2,207	$19,738	$817,953

December 31, 2021	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Total
	(Dollars in thousands)
Pass	$227,684	$39,135	$191,902	$45,407	$2,371	$78,094	$584,593
Satisfactory/Monitor	16,820	25,816	147,645	4,301	5	—	194,587
Substandard	2,323	198	5,269	80	—	—	7,870
Total	$246,827	$65,149	$344,816	$49,788	$2,376	$78,094	$787,050

Union Bankshares, Inc. Page 16

The following tables provide information with respect to impaired loans by class of loan as of and for the three and six months ended June 30, 2022 and June 30, 2021:

	As of June 30, 2022			For The Three Months Ended June 30, 2022		For the Six Months Ended June 30, 2022
	Recorded Investment (1)	Principal Balance (1)	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Residential real estate	$194	$204	$23
With an allowance recorded	194	204	23

Residential real estate	1,345	1,832	—
Construction real estate	69	94	—
Commercial real estate	3,736	4,104	—
Commercial	8	8	—
With no allowance recorded	5,158	6,038	—

Residential real estate	1,539	2,036	23	$1,633	$30	$1,672	$60
Construction real estate	69	94	—	131	24	153	25
Commercial real estate	3,736	4,104	—	4,169	27	4,386	34
Commercial	8	8	—	8	—	8	—
Total	$5,352	$6,242	$23	$5,941	$81	$6,219	$119
____________________
(1)Does not reflect government guaranties on impaired loans as of June 30, 2022 totaling $347 thousand.

	As of June 30, 2021			For The Three Months Ended June 30, 2021		For the Six Months Ended June 30, 2021
	Recorded Investment (1)	Principal Balance (1)	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Residential real estate	$1,691	$2,293	$28	$1,715	$22	$1,738	$77
Construction real estate	208	229	—	209	1	209	2
Commercial real estate	5,266	5,528	30	5,271	25	4,321	38
Commercial	12	14	—	91	1	130	6
Total	$7,177	$8,064	$58	$7,286	$49	$6,398	$123
____________________
(1)Does not reflect government guaranties on impaired loans as of June 30, 2021 totaling $354 thousand.

Union Bankshares, Inc. Page 17

The following table provides information with respect to impaired loans by class of loan as of December 31, 2021:

	December 31, 2021
	Recorded Investment (1)	Principal Balance (1)	Related Allowance
	(Dollars in thousands)
Residential real estate	$199	$209	$26
Commercial real estate	1,591	1,764	20
With an allowance recorded	1,790	1,973	46

Residential real estate	1,551	2,043	—
Construction real estate	198	218	—
Commercial real estate	3,228	3,274	—
Commercial	9	9	—
With no allowance recorded	4,986	5,544	—

Residential real estate	1,750	2,252	26
Construction real estate	198	218	—
Commercial real estate	4,819	5,038	20
Commercial	9	9	—
Total	$6,776	$7,517	$46
____________________
(1)Does not reflect government guaranties on impaired loans as of December 31, 2021 totaling $423 thousand.

The following is a summary of TDR loans by class of loan as of the balance sheet dates:

	June 30, 2022		December 31, 2021
	Number of Loans	Principal Balance	Number of Loans	Principal Balance
	(Dollars in thousands)
Residential real estate	25	$1,538	29	$1,750
Construction real estate	2	70	2	81
Commercial real estate	2	272	3	375
Commercial	1	8	1	9
Total	30	$1,888	35	$2,215

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

There was no new TDR activity for the three and six months ended June 30, 2022 or 2021.

There were no TDR loans modified within the previous twelve months that subsequently defaulted during the three and six months ended June 30, 2022 or 2021. TDR loans are considered defaulted at 90 days past due.

In March 2020, the federal banking agencies issued guidance, confirmed by the FASB, that certain short-term modifications made to loans to borrowers affected by the COVID-19 pandemic and government shutdown orders would not be considered TDRs under specified circumstances. As of June 30, 2022, one loan with an outstanding loan balance of $137 thousand remained subject to modified terms and carried accrued interest of $1 thousand.
At June 30, 2022 and December 31, 2021, the Company was not committed to lend any additional funds to borrowers whose loans were nonperforming, impaired or restructured.

Union Bankshares, Inc. Page 18

Note 8.  Stock Based Compensation
Under the Union Bankshares, Inc. 2014 Equity Incentive Plan, as amended in May 2022, a total of 150,000 shares of the Company’s common stock have been reserved for equity awards of incentive stock options, nonqualified stock options, restricted stock and RSUs to eligible officers and (except for awards of incentive stock options) nonemployee directors. Shares available for issuance of awards under the 2014 Equity Plan consist of unissued shares of the Company’s common stock and/or shares held in treasury. As of June 30, 2022, there were outstanding grants of RSUs under the 2014 Equity Plan as noted in the table below.

RSUs. Each outstanding RSU represents the right to receive one share of the Company's common stock upon satisfaction of applicable vesting conditions. The general terms of the awards are described in the Company's 2021 Annual Report. Prior to vesting, the RSUs do not earn dividends or dividend equivalents, nor do they bear any voting rights.
The following table summarizes the RSUs awarded to Company executives in 2020, 2021 and 2022, and the number of such RSUs remaining unvested as of June 30, 2022:

	Number of RSUs Granted	Weighted Average Grant Date Fair Value	Number of Unvested RSUs
2020 Award	8,918	$36.26	1,067
2021 Award	17,685	26.73	7,631
2022 Award	15,705	31.99	15,705
Total	42,308		24,403
Unrecognized compensation expense related to the unvested RSUs as of June 30, 2022 and 2021 was $745 thousand and $396 thousand, respectively, and $317 thousand as of December 31, 2021.
On May 18, 2022, the Company's board of directors, as a component of total director compensation, granted an aggregate of 1,323 RSUs to the Company's non-employee directors. Each RSU represents the right to receive one share of the Company's common stock upon satisfaction of applicable vesting conditions. The RSUs will vest in May 2023, subject to continued board service through the vesting date, other than in the case of the director's death or disability. Prior to vesting, the RSUs do not earn dividends or dividend equivalents, nor do they bear any voting rights. Unrecognized director compensation expense related to the unvested RSUs as of June 30, 2022 was $35 thousand.

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
The unamortized issuance costs of the Notes were $312 thousand and $329 thousand at June 30, 2022 and December 31, 2021, respectively. For the three and six months ended June 30, 2022, $9 thousand and $17 thousand in issuance costs were recorded in interest expense. The Notes are presented net of unamortized issuance costs in the consolidated balance sheets.

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

Union Bankshares, Inc. Page 19

As of the balance sheet dates, the components of Accumulated OCI, net of tax, were:

	June 30, 2022	December 31, 2021
	(Dollars in thousands)
Net unrealized losses on investment securities AFS	$(28,399)	$(1,552)
The following tables disclose the tax effects allocated to each component of OCI for the three and six months ended June 30:

	Three Months Ended
	June 30, 2022			June 30, 2021
	Before-Tax Amount	Tax Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax Expense	Net-of-Tax Amount
Investment securities AFS:	(Dollars in thousands)
Net unrealized holding (losses) gains arising during the period on investment securities AFS	$(13,885)	$2,916	$(10,969)	$1,165	$(245)	$920
Reclassification adjustment for net gains on investment securities AFS realized in net income	(5)	1	(4)	—	—	—
Total other comprehensive (loss) income	$(13,890)	$2,917	$(10,973)	$1,165	$(245)	$920

	Six Months Ended
	June 30, 2022			June 30, 2021
	Before-Tax Amount	Tax Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax Benefit	Net-of-Tax Amount
Investment securities AFS:	(Dollars in thousands)
Net unrealized holding losses arising during the period on investment securities AFS	$(33,952)	$7,130	$(26,822)	$(2,069)	$434	$(1,635)
Reclassification adjustment for net gains on investment securities AFS realized in net income	(31)	6	(25)	—	—	—
Total other comprehensive loss	$(33,983)	$7,136	$(26,847)	$(2,069)	$434	$(1,635)

The following table discloses information concerning reclassification adjustments from OCI for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended		Six Months Ended
Reclassification Adjustment Description	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021	Affected Line Item in Consolidated Statement of Income
	(Dollars in thousands)
Investment securities AFS:
Net gains on investment securities AFS	(5)	—	$(31)	$—	Net gains on sales of investment securities available-for-sale
Tax benefit	1	—	6	—	Provision for income taxes
Total reclassifications	$(4)	$—	$(25)	$—	Net income

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
Assets measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021, segregated by fair value hierarchy level, are summarized below:

	Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2022:	(Dollars in thousands)
Debt securities AFS:
U.S. Government-sponsored enterprises	$41,644	$2,639	$39,005	$—
Agency mortgage-backed	176,819	—	176,819	—
State and political subdivisions	36,968	—	36,968	—
Corporate	6,234	—	6,234	—
Total debt securities	$261,665	$2,639	$259,026	$—

Other investments:
Mutual funds	$1,162	$1,162	$—	$—

December 31, 2021:
Debt securities AFS:
U.S. Government-sponsored enterprises	$36,638	$2,875	$33,763	$—
Agency mortgage-backed	178,250	—	178,250	—
State and political subdivisions	45,254	—	45,254	—
Corporate	7,677	—	7,677	—
Total debt securities	$267,819	$2,875	$264,944	$—

Other investments:
Mutual funds	$1,132	$1,132	$—	$—
There were no transfers in or out of Levels 1 and 2 during the three and six months ended June 30, 2022 or the year ended December 31, 2021, nor were there any Level 3 assets at any time during either period. Certain other assets and liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Assets and liabilities measured at fair value on a nonrecurring basis in periods after initial recognition, such as collateral-dependent

Union Bankshares, Inc. Page 21

impaired loans, MSRs and OREO, were not considered material at June 30, 2022 or December 31, 2021. The Company has not elected to apply the fair value method to any financial assets or liabilities other than those situations where other accounting pronouncements require fair value measurements.

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

As of the balance sheet dates, the estimated fair values and related carrying amounts of the Company's significant financial instruments were as follows:

	June 30, 2022
	Fair Value Measurements
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$25,296	$25,296	$25,296	$—	$—
Interest bearing deposits in banks	13,943	13,943	—	13,943	—
Investment securities	262,827	262,827	3,801	259,026	—
Loans held for sale	3,820	3,892	—	3,892	—
Loans, net
Residential real estate	302,340	279,692	—	—	279,692
Construction real estate	81,091	80,877	—	—	80,877
Commercial real estate	361,174	365,084	—	—	365,084
Commercial	44,261	43,821	—	—	43,821
Consumer	2,200	2,179	—	—	2,179
Municipal	19,740	20,757	—	—	20,757
Accrued interest receivable	2,986	2,986	—	936	2,050
Nonmarketable equity securities	888	N/A	N/A	N/A	N/A
Financial liabilities
Deposits
Noninterest bearing	$337,140	$337,140	$337,140	$—	$—
Interest bearing	662,778	662,778	662,778	—	—
Time	103,135	101,022	—	101,022	—
Subordinated notes	16,188	12,997	—	12,997	—
Accrued interest payable	210	210	—	210	—

Union Bankshares, Inc. Page 22

	December 31, 2021
	Fair Value Measurements
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$65,922	$65,922	$65,922	$—	$—
Interest bearing deposits in banks	13,196	13,196	—	13,196	—
Investment securities	268,951	268,951	4,007	264,944	—
Loans held for sale	13,829	14,088	—	14,088	—
Loans, net
Residential real estate	244,980	246,573	—	—	246,573
Construction real estate	64,370	64,539	—	—	64,539
Commercial real estate	340,066	341,451	—	—	341,451
Commercial	49,558	48,682	—	—	48,682
Consumer	2,367	2,350	—	—	2,350
Municipal	78,078	78,748	—	—	78,748
Accrued interest receivable	3,248	3,248	—	734	2,514
Nonmarketable equity securities	1,164	N/A	N/A	N/A	N/A
Financial liabilities
Deposits
Noninterest bearing	$264,888	$264,888	$264,888	$—	$—
Interest bearing	723,479	723,479	723,479	—	—
Time	106,715	106,588	—	106,588	—
Subordinated notes	16,171	16,179	—	16,179	—
Accrued interest payable	225	225	—	225	—
The carrying amounts in the preceding tables are included in the consolidated balance sheets under the applicable captions. Accrued interest receivable and nonmarketable equity securities are included in Other assets in the consolidated balance sheets.

Note 12. Subsequent Events
Subsequent events represent events or transactions occurring after the balance sheet date but before the financial statements are issued. Financial statements are considered “issued” when they are widely distributed to shareholders and others for general use and reliance in a form and format that complies with GAAP. Events occurring subsequent to June 30, 2022 have been evaluated as to their potential impact to the consolidated financial statements.
On July 20, 2022, the Company declared a regular quarterly cash dividend of $0.35 per share, payable August 4, 2022, to stockholders of record on July 30, 2022.

Union Bankshares, Inc. Page 23

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
GENERAL
The following discussion and analysis focuses on those factors that, in management's view, had a material effect on the financial position of the Company as of June 30, 2022 and December 31, 2021, and its results of operations for the three and six months ended June 30, 2022 and 2021. This discussion is being presented to provide a narrative explanation of the consolidated financial statements and should be read in conjunction with the consolidated financial statements and related notes and with other financial data appearing elsewhere in this filing and with the Company's 2021 Annual Report. In the opinion of the Company's management, the interim unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments and disclosures necessary to fairly present the Company's consolidated financial position and results of operations for the interim periods presented. Management is not aware of the occurrence of any events after June 30, 2022 which would materially affect the information presented.
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
Forward-looking statements are based on the current assumptions underlying the statements and other information with respect to the beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions of management and the financial condition, results of operations, future performance and business are only expectations of future results. Although the Company believes that the expectations reflected in the Company’s forward-looking statements are reasonable, the Company’s actual results could differ materially from those projected in the forward-looking statements as a result of, among other factors, changes in interest rates; competitive pressures from other financial institutions; general economic conditions on a national basis or in the local markets in which the Company operates; changes in consumer behavior due to changing political, business and economic conditions, including concerns about inflation, or legislative or regulatory initiatives; changes in the value of securities and other assets in the Company’s investment portfolio; increases in loan and lease default and charge-off rates; the adequacy of allowances for loan and lease losses; decreases in deposit levels that necessitate increases in borrowing to fund loans and investments; operational risks including, but not limited to, cybersecurity incidents, fraud, natural disasters and future pandemics; changes in regulation, war, terrorism, civil unrest; due to changes in economic assumptions and adverse economic developments; the risk that goodwill and intangibles recorded in the Company’s financial statements will become impaired; and changes in assumptions used in making such forward-looking statements; and the other risks and uncertainties detailed in the Company’s 2021 Annual Report.
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

Union Bankshares, Inc. Page 24

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
Please refer to the Company's 2021 Annual Report for a more in-depth discussion of the Company's critical accounting policies. There have been no changes to the Company's critical accounting policies since the filing of that report.

OVERVIEW
Several global conditions have created uncertainty about the future environment that will continue to evolve and impact our business and the businesses of our customers in future periods. U.S. economic activity slowed during the first half of 2022 with U.S. Gross Domestic Product ("GDP") contracting at an estimated annual rate of 0.9 percent in the second quarter of 2022. Repercussions from the Russia-Ukraine war along with the economic impacts that continue to result from the COVID-19 pandemic have disrupted supply chains and increased energy prices. There has also been a significant rise in inflation, which reached a 40-year high in June. The personal consumption expenditures price index increased to an estimated annual rate of 6.8 percent in the second quarter of 2022, well above the FRB's target inflation rate. The FRB increased short-term interest rates in 2022 by a total of 225 bps through July and has announced that it will likely increase short-term interest rates further during the remaining months of 2022 in order to fight inflation.
Concerns over interest rate levels, energy prices, domestic and global policy issues, trade policy in the U.S. and geopolitical events, as well as the implications of those events on the markets in general, further add to the global uncertainty. There is also a risk that interest rate increases to fight inflation could lead to a prolonged recession. Interest rate levels and energy prices, in combination with global economic conditions, fiscal and monetary policy and the level of regulatory and government scrutiny of financial institutions will continue to impact our results in 2022 and beyond.
Consolidated net income decreased $60 thousand, or 2.0%, to $2.9 million for the second quarter of 2022 compared to $3.0 million for the second quarter of 2021 due to the combined effects of a decrease in noninterest income of $974 thousand, partially offset by an increase in net interest income of $752 thousand, and decreases in the provision for loan losses of $75 thousand and noninterest expenses of $94 thousand.
Consolidated net income decreased $454 thousand, or 7.7%, to $5.4 million for the the six months ended June 30, 2022 compared to $5.9 million for the six months ended June 30, 2021 due to the combined effects of an increase in net interest income of $1.3 million and decreases in the provision for loan losses of $225 thousand and income tax expense of $112 thousand, which were more than offset by a decrease in noninterest income of $1.5 million and an increase in noninterest expenses of $567 thousand.

Union Bankshares, Inc. Page 25

Net interest income increased $1.3 million, or 7.6%, to $18.6 million for the six months ended June 30, 2022, compared to $17.3 million for the six months ended June 30, 2021. Interest income increased $732 thousand primarily due to higher volumes of earning assets despite lower yields and $955 thousand less in PPP fee income between periods. Interest expense was $1.5 million for the six months ended June 30, 2022 compared to $2.1 million for the six months ended June 30, 2021, reflecting lower rates paid on deposits despite an increase in average interest bearing liabilities between periods of $52.5 million. Total interest expense for the six months ended June 30, 2022 also includes $284 thousand related to the issuance of subordinated notes that were issued in August of 2021.
The was no provision for loan losses for the six months ended June 30, 2022 compared to a provision of $225 thousand for the same period in 2021. There were no changes to the methodology for calculating the allowance for loan losses during either of the six month comparison periods.
Total noninterest income amounted to $4.2 million for the six months ended June 30, 2022 compared to $5.8 million for the six months ended June 30, 2021, a decrease of $1.5 million, or 26.7%. The decrease is primarily due to a decrease in sales of qualifying residential loans. There were $34.4 million in residential loan sales with net gains of $300 thousand for the six months ended June 30, 2022, compared to residential loan sales of $85.2 million with net gains of $2 million for the same period in 2021. The decrease in loan sales for the comparison periods was due to the combination of management's intent of increasing the in house residential mortgage loan portfolio balances and the rapid increase in interest rates reducing the premium able to be obtained on sales.
Total noninterest expenses were $16.4 million for the six months ended June 30, 2022, compared to $15.8 million for the same period in 2021. Increases of $294 thousand in salaries and wages, $228 thousand in employee benefits, $180 thousand in equipment expenses, partially offset by decreases of $15 thousand in occupancy expenses and $120 thousand in other expenses, occurred between the six month comparison periods of 2022 and 2021.
At June 30, 2022, the Company had total consolidated assets of $1.19 billion, including gross loans and loans held for sale (total loans) of $821.8 million, deposits of $1.10 billion, subordinated debt of $16.2 million and stockholders' equity of $59.9 million.
The Company's total capital decreased from $84.3 million at December 31, 2021 to $59.9 million at June 30, 2022. This decrease primarily reflects an increase of $26.8 million in accumulated other comprehensive loss and regular cash dividends declared of $3.1 million offset by net income of $5.4 million for the first six months of 2022. (See Capital Resources on page 42.) These changes also resulted in a decrease in the Company's book value per share to $13.34 from $18.77 as of December 31, 2021.
Return on average assets is a financial metric often utilized as an indicator of a financial institution's performance. The Company's return on average assets decreased 12 bps and 17 bps for the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021 primarily due to an increase in average assets of $114.2 million and $116.8 million for the three and six months ended June 30, 2022, respectively.

Union Bankshares, Inc. Page 26

The following unaudited per share information and key ratios depict several measurements of performance or financial condition at or for the three and six months ended June 30, 2022 and 2021, respectively:

	Three Months Ended or At June 30,		Six Months Ended or At June 30,
	2022	2021	2022	2021
Return on average assets (1)	0.94%	1.06%	0.88%	1.05%
Return on average equity (1)	18.30%	14.76%	15.01%	14.51%
Net interest margin (1)(2)	3.28%	3.40%	3.23%	3.36%
Efficiency ratio (3)	69.48%	68.89%	71.21%	67.94%
Net interest spread (4)	3.18%	3.28%	3.13%	3.24%
Loan to deposit ratio	74.50%	80.98%	74.50%	80.98%
Net loan charge-offs to average loans not held for sale (1)	—%	—%	—%	—%
Allowance for loan losses to loans not held for sale	1.02%	1.15%	1.02%	1.15%
Nonperforming assets to total assets (5)	0.13%	0.56%	0.13%	0.56%
Equity to assets	5.03%	7.73%	5.03%	7.73%
Total capital to risk weighted assets	14.33%	13.47%	14.33%	13.47%
Book value per share	$13.34	$18.37	$13.34	$18.37
Basic earnings per share	$0.65	$0.67	$1.20	$1.31
Diluted earnings per share	$0.65	$0.66	$1.20	$1.30
Dividends paid per share	$0.35	$0.33	$0.70	$0.66
Dividend payout ratio (6)	53.85%	49.25%	58.33%	50.38%
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
As mentioned above, the FRB has increased short term interest rates 150 bps during the first half of 2022 and another 75 bps in July with additional increases likely for the the remaining months of 2022. Also, the 10-year treasury rate increased from 1.512% at the beginning of the year to 2.972% at the end of June, to 2.889% at the end of July. These increases in interest rates have not yet significantly impacted asset yields or rates paid on interest bearing liabilities. However, competitive pressures and further increases in short term rates by the FRB may result in increases in interest rates paid on customer deposit accounts which may impact future earnings of the Company.
The average yield on average earning assets was 3.53% for the three months ended June 30, 2022 compared to 3.77% for the three months ended June 30, 2021, a decrease of 24 bps despite an increase in average earning assets of $129.3 million. Although interest rates have been increasing during 2022, the prolonged low interest rate environment which prevailed throughout the first quarter of 2022 continued to put downward pressure on asset yields for the three months ended June 30, 2022. Interest income on investment securities increased $649 thousand between the three month comparison periods due to an increase in the average balances of $146.0 million, and an increase of 4 bps in the average yield. The average balance of PPP loans was $4.9 million for the three months ended June 30, 2022 with an average yield of 12.63%, which takes into account the

Union Bankshares, Inc. Page 27

1.0% interest charged on PPP loans and related fee income recognized during the three months ended June 30, 2022. Interest income on loans, excluding PPP loans, increased $508 thousand between the three month comparison periods due to an increase in the average volume of loans outstanding of $54.9 million, partially offset by a decrease of 6 bps in the average yield.
Interest expense for the second quarter of 2022 decreased $246 thousand compared to the second quarter of 2021 due to lower rates paid on customer deposit accounts, despite increases in average deposit balances of $37 million, partially offset by the addition of $142 thousand of interest expense on subordinated notes with an average balance of $16.2 million. The increase in average customer deposit balances is due to an increase in the money supply from proceeds of PPP loans, government stimulus payments, and other economic recovery payments. The average rate paid on interest bearing liabilities decreased 14 bps to 0.35% for the second quarter of 2022 compared to 0.49% for the second quarter of 2021. The average rates paid on interest bearing checking accounts and savings and money market accounts decreased 3 bps and 18 bps, respectively, between the second quarter comparison periods. The Company decreased interest rates paid on deposit accounts early in 2021 and again in June of 2021 and implemented a tiered rate structure in these accounts which remained in place as of June 30, 2022. The decreases in these interest rates resulted in a decrease in interest expense of $183 thousand on savings and money market accounts between the three month comparison periods. Interest expense on time deposits decreased $148 thousand due to decreases in the average volume of $16.6 million and 44 bps in the average rate paid during the second quarter of 2022 compared to the same period in 2021. Management believes that the decrease in the average volume is primarily due to customers transferring proceeds from matured CDs into non-maturity deposits in hopes of obtaining higher yields in future periods as well as some funds leaving Union to seek a higher return. Higher customer deposit balances reduced reliance on wholesale funding, as evidenced by decreases between the three month comparison periods of $7.2 million in the average outstanding balance of borrowed funds and $55 thousand in related interest expense. The issuance of subordinated debt during the third quarter of 2021 resulted in an average balance of $16.2 million for the second quarter of 2022 and an average rate of 3.52% and interest expense of $142 thousand.
The net interest spread decreased 10 bps to 3.18% for the second quarter of 2022, from 3.28% for the same period last year, reflecting the net effect of the 14 bps decrease in the average rate paid on interest bearing liabilities and the 24 bps decrease in the average yield earned on interest earning assets between periods. The net interest margin decreased 12 bps during the second quarter of 2022 compared to the same period last year as a result of the changes discussed above.
Net interest income was $18.6 million, on a fully tax equivalent basis for the six months ended June 30, 2022 compared to $17.3 million for the six months ended June 30, 2021, an increase of $1.3 million, or 7.6%. The average volume of earning assets increased $124.5 million and the average yield on earning assets decreased 28 bps to 3.49% compared to 3.77% for the comparison period. Interest income on investment securities increased $1.3 million between the six month comparison periods due to an increase in the average balances of $152.9 million, despite a decrease of 3 bps in the average yield. Average loans, excluding PPP loans, increased $55.8 million, or 7.36%, to $813.4 million for the six months ended June 30, 2022. The increase in the average loan volume resulted in $641 thousand increase in interest income on loans between periods, despite a decrease in the average yield. As discussed above, the current interest rate environment and competition for quality loans put downward pressure on loan yields. Management expects loan yields to improve over the next quarter as new loans are being booked at higher rates. The average balance of PPP loans for the six months ended June 30, 2022 was $7.1 million with an average yield of 13.16%, compared to $70.9 million with an average yield of 4.96% for the six months ended June 30, 2021. As mentioned above, the average yield on PPP loans includes the interest earned at 1.0% on the loan as well as origination fee income recognized during the respective periods.
The average cost of funds, which is tied primarily to customer deposit accounts, decreased 17 bps to 0.36% for the six months ended June 30, 2022 compared to 0.53% for the six months ended June 30, 2021. Interest expense decreased $584 thousand, to $1.5 million for the six months ended June 30, 2022 compared to $2.1 million for the six months ended June 30, 2021. The decrease in interest expense was primarily due to lower rates paid on interest bearing liabilities despite an increase in average balances of $52.5 million between periods. Management expects the average cost of funds to increase over the next quarter as customers may expect higher rates on their deposit accounts prompted by the increase in interest rates executed by the Fed. The issuance of subordinated debt during the third quarter of 2021 resulted in an average balance of $16.2 million for the six months ended June 30, 2022 and an average rate of 3.54% and interest expense of $284 thousand.
The net interest spread decreased 11 bps to 3.13% for the six months ended June 30, 2022, from 3.24% for the same period last year, reflecting the net effect of the 17 bps decrease in the average rate paid on interest bearing liabilities and the 28 bps decrease in the average yield earned on interest earning assets between periods. The net interest margin decreased 13 bps for the six months ended June 30, 2022 compared to the same period last year as a result of the changes discussed above.

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

	Three Months Ended June 30,
	2022			2021
	Average Balance (1)	Interest Earned/ Paid	Average Yield/ Rate	Average Balance (1)	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Average Assets:
Federal funds sold and overnight deposits	$51,835	$94	0.72%	$59,892	$14	0.09%
Interest bearing deposits in banks	13,705	37	1.07%	13,594	34	1.01%
Investment securities (2), (3)	292,483	1,259	1.79%	146,463	610	1.75%
PPP loans, net (4)	4,884	154	12.63%	68,223	888	5.22%
Loans, net (2), (5)	830,876	8,856	4.30%	776,010	8,348	4.36%
Nonmarketable equity securities	888	4	2.00%	1,156	4	1.48%
Total interest earning assets (2)	1,194,671	10,404	3.53%	1,065,338	9,898	3.77%
Cash and due from banks	4,321			4,676
Premises and equipment	21,200			21,825
Other assets	22,763			36,915
Total assets	$1,242,955			$1,128,754
Average Liabilities and Stockholders' Equity:
Interest bearing checking accounts	$282,679	154	0.22%	$248,878	156	0.25%
Savings/money market accounts	442,304	326	0.30%	422,592	509	0.48%
Time deposits	103,386	111	0.43%	119,941	259	0.87%
Borrowed funds and other liabilities	6	—	0.47%	7,166	55	3.02%
Subordinated notes	16,184	142	3.52%	—	—	—%
Total interest bearing liabilities	844,559	733	0.35%	798,577	979	0.49%
Noninterest bearing deposits	320,828			239,971
Other liabilities	13,491			9,124
Total liabilities	1,178,878			1,047,672
Stockholders' equity	64,077			81,082
Total liabilities and stockholders’ equity	$1,242,955			$1,128,754
Net interest income		$9,671			$8,919
Net interest spread (2)			3.18%			3.28%
Net interest margin (2)			3.28%			3.40%

Union Bankshares, Inc. Page 29

	Six Months Ended June 30,
	2022			2021
	Average Balance (1)	Interest Earned/ Paid	Average Yield/ Rate	Average Balance (1)	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Average Assets:
Federal funds sold and overnight deposits	$51,493	$113	0.44%	$71,310	$33	0.09%
Interest bearing deposits in banks	13,532	70	1.04%	13,779	71	1.04%
Investment securities (2), (3)	289,764	2,453	1.76%	136,901	1,165	1.79%
PPP loans, net (4)	7,120	465	13.16%	70,906	1,743	4.96%
Loans, net (2), (5)	813,382	17,019	4.25%	757,612	16,378	4.41%
Nonmarketable equity securities	891	10	2.24%	1,153	8	1.47%
Total interest earning assets (2)	1,176,182	20,130	3.49%	1,051,661	19,398	3.77%
Cash and due from banks	4,506			4,884
Premises and equipment	21,358			20,916
Other assets	29,329			37,163
Total assets	$1,231,375			$1,114,624
Average Liabilities and Stockholders' Equity:
Interest bearing checking accounts	$281,256	302	0.22%	$241,649	303	0.25%
Savings/money market accounts	443,664	680	0.31%	417,956	1,058	0.51%
Time deposits	104,869	230	0.44%	126,741	610	0.97%
Borrowed funds and other liabilities	3	—	0.47%	7,165	109	3.02%
Subordinated debentures and notes	16,179	284	3.54%	—	—	—%
Total interest bearing liabilities	845,971	1,496	0.36%	793,511	2,080	0.53%
Noninterest bearing deposits	301,123			230,651
Other liabilities	12,162			9,599
Total liabilities	1,159,256			1,033,761
Stockholders' equity	72,119			80,863
Total liabilities and stockholders’ equity	$1,231,375			$1,114,624
Net interest income		$18,634			$17,318
Net interest spread (2)			3.13%			3.24%
Net interest margin (2)			3.23%			3.36%
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

Union Bankshares, Inc. Page 30

Tax exempt interest income amounted to $493 thousand and $597 thousand for the three months ended June 30, 2022 and 2021, respectively, and $995 thousand and $1.2 million for the six months ended June 30, 2022 and 2021, respectively. The following table presents the effect of tax exempt income on the calculation of net interest income, using a marginal federal corporate income tax rate of 21% for the 2022 and 2021 three and six month comparison periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in thousands)
Net interest income, as presented	$9,671	$8,919	$18,634	$17,318
Effect of tax-exempt interest
Investment securities	49	31	98	61
Loans	60	89	122	180
Net interest income, tax equivalent	$9,780	$9,039	$18,854	$17,559

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
•changes in rate (change in rate multiplied by prior volume); and
•total change in rate and volume.
Changes attributable to both rate and volume have been allocated proportionately to the change due to volume and the change due to rate.

	Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021 Increase/(Decrease) Due to Change In			Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021 Increase/(Decrease) Due to Change In
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in thousands)
Interest earning assets:
Federal funds sold and overnight deposits	$(3)	$83	$80	$(11)	$91	$80
Interest bearing deposits in banks	1	2	3	(1)	—	(1)
Investment securities	635	14	649	1,309	(21)	1,288
PPP loans, net	(1,287)	553	(734)	(2,478)	1,200	(1,278)
Loans (excluding PPP loans), net	604	(96)	508	1,218	(577)	641
Nonmarketable equity securities	(1)	1	—	(2)	4	2
Total interest earning assets	$(51)	$557	$506	$35	$697	$732
Interest bearing liabilities:
Interest bearing checking accounts	$19	$(21)	$(2)	$45	$(46)	$(1)
Savings/money market accounts	23	(206)	(183)	61	(439)	(378)
Time deposits	(32)	(116)	(148)	(91)	(289)	(380)
Borrowed funds	(29)	(26)	(55)	(59)	(50)	(109)
Subordinated notes	142	—	142	284	—	284
Total interest bearing liabilities	$123	$(369)	$(246)	$240	$(824)	$(584)
Net change in net interest income	$(174)	$926	$752	$(205)	$1,521	$1,316

Provision for Loan Losses. There was no provision for loan losses recorded for the three and six months ended June 30, 2022. A provision of $75 thousand and $225 thousand was recorded for the three and six months ended June 30, 2021, respectively. No provision for the three and six months ended June 30, 2022 was deemed appropriate by management based on the size and mix of the loan portfolio, the level of nonperforming loans, the results of the qualitative factor review and prevailing economic conditions. For further details, see FINANCIAL CONDITION- Allowance for Loan Losses and Asset Quality below.

Union Bankshares, Inc. Page 31

Noninterest Income. The following table sets forth the components of noninterest income and changes between the three and six month comparison periods of 2022 and 2021:

	For The Three Months Ended June 30,				For the Six Months Ended June 30,
	2022	2021	$ Variance	% Variance	2022	2021	$ Variance	% Variance
	(Dollars in thousands)
Trust income	$217	$198	$19	9.6	$426	$383	$43	11.2
Service fees	1,738	1,581	157	9.9	3,373	3,104	269	8.7
Net gains on sales of loans held for sale	286	1,151	(865)	(75.2)	300	2,045	(1,745)	(85.3)
Income from Company-owned life insurance	106	70	36	51.4	289	138	151	109.4
Expense from MSRs, net	(114)	79	(193)	(244.3)	(289)	(46)	(243)	(201.7)
Other income	69	45	24	53.3	150	77	73	94.8
Net (losses) gains on other investments	(142)	15	(157)	(1,046.7)	(60)	59	(119)	(201.7)
Net gains on sales of investment securities AFS	5	—	5	—	31	—	31	—
Total noninterest income	$2,165	$3,139	$(974)	(31.0)	$4,220	$5,760	$(1,540)	(26.7)
The significant changes in noninterest income for the three and six months ended June 30, 2022 compared to the same periods of 2021 are described below:
•Trust income. Trust income increased as dollars in managed fiduciary accounts grew between June 30, 2022 and 2021.
•Service fees. Service fees increased $157 thousand for the three months ended June 30, 2022, compared to the same period in 2021 primarily due to increases of $88 thousand in overdraft fee income, $48 thousand in loan servicing fee income, and $12 thousand in ATM network fees. Service fees increased $269 thousand for the six months ended June 30, 2022 primarily due to increases of $140 thousand in overdraft fee income, $66 thousand in loan servicing fee income, $42 thousand in merchant program fee income, and $35 thousand in ATM network fees.
•Net gains on sales of loans held for sale. The Company mitigates long-term interest rate risk by selling qualifying residential loans to the secondary market. In an effort to utilize some excess liquidity along with the rapid increase in the 10-year treasury rate in 2022 and the related impact on the pricing of loans held for sale, management reduced the volume of loan sales in 2022 compared to 2021. Residential mortgage loans totaling $18.0 million and $34.4 million were sold during the three and six months ended June 30, 2022, respectively, compared to sales of $55.5 million and $85.2 million during the same periods in 2021, respectively. The decrease of $865 thousand and $1.7 million in net gains on sales of loans held for sale for the three and six months ended June 30, 2022, respectively, reflects the lower sales volumes and lower premiums obtained on those sales.
•Income from Company-owned life insurance. The Company purchased $5.8 million of Company owned life insurance covering select officers of Union during the fourth quarter of 2021. In addition, $77 thousand was received in proceeds from a death benefit, resulting in increased income for the six months ended June 30, 2022, compared to the same period in 2021.
•Expense from MSRs, net. Income from MSRs is derived from servicing rights acquired through the sale of loans where servicing is retained. Capitalized servicing rights are initially recorded at fair value and amortized in proportion to, and over the period of, the future estimate of servicing the underlying mortgages. The amortization of MSRs exceeded new capitalized MSRs for the three and six months ended June 30, 2022 which resulted in expense of $114 thousand and $289 thousand, respectively.
•Other income. The increase in Other income during the three and six month comparison periods primarily reflects prepayment penalties received from the early payoff of loans. The Company received $42 thousand and $86 thousand in prepayment penalties for the three and six months ended June 30, 2022 compared to $19 thousand for the three and six months ended June 30, 2021.
•Net (losses) gains on other investments. Participants in the 2020 Amended and Restated Nonqualified Excess Plan elect to defer receipt of current compensation from the Company or its subsidiary and select designated reference investments consisting of investment funds. The performance of those funds, over which the Company has no control, resulted in net losses of $142 thousand and $60 thousand for the three and six months ended June 30, 2022, compared to net gains of $15 thousand and $59 thousand for the same periods in 2021, respectively.

Union Bankshares, Inc. Page 32

Noninterest Expense. The following table sets forth the components of noninterest expense and changes between the three and six month comparison periods ended June 30, 2022 and 2021:

	For The Three Months Ended June 30,				For the Six Months Ended June 30,
	2022	2021	$ Variance	% Variance	2022	2021	$ Variance	% Variance
	(Dollars in thousands)
Salaries and wages	$3,520	$3,553	$(33)	(0.9)	$6,930	$6,636	$294	4.4
Employee benefits	1,295	1,203	92	7.6	2,600	2,372	228	9.6
Occupancy expense, net	462	527	(65)	(12.3)	989	1,004	(15)	(1.5)
Equipment expense	934	872	62	7.1	1,850	1,670	180	10.8
Professional fees	217	322	(105)	(32.6)	433	518	(85)	(16.4)
FDIC insurance assessment	146	200	(54)	(27.0)	273	356	(83)	(23.3)
Other loan related expenses	97	124	(27)	(21.8)	170	208	(38)	(18.3)
Vermont franchise tax	268	240	28	11.7	529	463	66	14.3
Donations	63	48	15	31.3	102	72	30	41.7
Travel and entertainment	30	19	11	57.9	63	36	27	75.0
Amortization of core deposit intangible	—	28	(28)	(100.0)	—	71	(71)	(100.0)
Other expenses	1,263	1,253	10	0.8	2,470	2,436	34	1.4
Total noninterest expense	$8,295	$8,389	$(94)	(1.1)	$16,409	$15,842	$567	3.6

The significant changes in noninterest expense for the three and six months ended June 30, 2022 compared to the same period in 2021 are described below:
•Salaries and wages. Salaries and wages decreased $33 thousand for the three months ended June 30, 2022 compared to the same period in 2021 primarily due to employee turnover and the increased number of open positions that resulted during the second quarter of 2022, a reduction in commissions earned by mortgage loan originators and the deferral of loan origination costs, partially offset by annual salary adjustments. The increase of $294 thousand for the six months ended June 30, 2022 compared to the same period in 2021 was primarily due to annual increases in employee salaries and the deferral of loan origination costs, partially offset by a reduction in commissions earned by mortgage loan originators. Salaries and wages are reduced by deferred loan origination costs at the time of origination. Deferred loan origination costs reduced salaries and wages by $49 thousand and $83 thousand for the three and six months ended June 30, 2022, respectively, compared to $22 thousand and $207 thousand for the same periods in 2021, respectively. The variance in deferred loan origination costs for 2022 compared to 2021 is primarily attributable to the timing of origination and forgiveness of PPP loans during 2021 and 2022.
•Employee benefits. Employee benefit expense increased $92 thousand and $228 thousand for the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021 primarily due to increases of $252 thousand and $289 thousand in the Company's medical and dental plans for the three and six month comparison periods, respectively, partially offset by decreases of $158 thousand and $93 thousand in employee benefits related to the Company's deferred compensation plans for the three and six month comparison periods, respectively.
•Occupancy expense, net. The decrease in occupancy expense primarily relates to a $108 thousand loss recognized due to the disposition of a branch location during the second quarter of 2021. This decrease was partially offset by increases in depreciation, utilities, and repair and maintenance expenses during the three and six month comparison periods due in part to the opening of a new full service branch location in the fourth quarter of 2021.
•Equipment expense. Equipment expenses increased between periods primarily due to increases of $69 thousand and $183 thousand in software license and maintenance costs and computer operations expense for the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021.
•Professional fees. During the first six months of 2021, additional consultants were engaged to assist with employment searches and other advisory services that were not utilized in 2022, resulting in decreases of $105 thousand and $85 thousand for the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021.
•FDIC insurance assessment. The FDIC assessment rate decreased resulting in a decrease in expense for the three and six months ended June 30, 2022 compared to the same periods in 2021.

Union Bankshares, Inc. Page 33

•Other loan related expenses. Other loan related expenses consist of other costs incurred for originating and servicing loans such as insurance and property tax tracking expenses, credit report fees, and other real estate closing costs. These expenses decreased for the three and six months ended June 30, 2022 compared to the same periods in 2021 due to lower real estate mortgage loan originations between the three and six month comparison periods.
•Vermont franchise tax. The increase in expense between the three and six month comparison periods of 2021 and 2022 is due to the increase in average deposit balances for customer accounts allocated to Vermont.
•Donations. Charitable donations are made as part of the Company's commitment to continually help enhance the economic vitality and social welfare of our communities. Donations increased by $15 thousand and $30 thousand for the three and six month comparison periods, respectively.
•Travel and entertainment. The Company has resumed business travel, intercompany travel and events that were suspended due to the economic disruption caused by COVID-19, resulting in increased expense of $11 thousand and $27 thousand for the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021.
•Amortization of core deposit intangible. The core deposit intangible was fully amortized in 2021 resulting in no amortization expense in 2022.
Provision for Income Taxes. The Company has provided for current and deferred federal income taxes for the three and six months ended June 30, 2022 and 2021. The Company's net provision for income taxes was $610 thousand and $1.0 million, for the three and six months ended June 30, 2022, respectively, compared to $603 thousand and $1.1 million for the same period in 2021. The Company's effective federal corporate income tax rate was 16.5% and 15.7% for the three and six months ended June 30, 2022, respectively, compared to 16.0% and 15.6% for the same period in 2021.
Amortization expense related to limited partnership investments is included as a component of tax expense and amounted to $292 and $548 thousand for the three and six months ended June 30, 2022, respectively, $239 thousand and $501 thousand for the same period in 2021. These investments provide tax benefits, including tax credits. Low income housing and rehabilitation tax credits with respect to limited partnership investments are also included as a component of income tax expense and amounted to $272 thousand and $523 thousand for the three and six months ended June 30, 2022, respectively, and $241 thousand and $482 thousand for the three and six months ended June 30, 2021, respectively.

FINANCIAL CONDITION
At June 30, 2022, the Company had total consolidated assets of $1.19 billion, including gross loans and loans held for sale (total loans) of $821.8 million, investment securities AFS of $261.7 million, deposits of $1.10 billion, subordinated notes of $16.2 million and stockholders' equity of $59.9 million. The Company’s total assets at June 30, 2022 decreased $13.5 million, or 1.1%, from $1.21 billion at December 31, 2021, attributable to the seasonal reduction in municipal loans discussed below, and increased $125.8 million, or 11.8%, compared to June 30, 2021.
June 30th marks the end of the fiscal year for the majority of municipal customers, including school districts, and several customers are required to reduce their outstanding short term debts to zero for one day during their fiscal year. The one day requirement traditionally occurs annually on June 30th and as a result the Company experiences a decrease in outstanding loan balances. In many cases monies are transferred from corresponding deposit accounts to pay off these debts so the Company experiences a corresponding decrease in deposit balances as well. These decreases are short term in nature as the loans and deposits for the next municipal fiscal year are recorded within the first few days of July. In July 2022, the Company recorded $70.2 million in new municipal loans.
Net loans and loans held for sale increased $21.4 million, or 2.7%, to $814.6 million, representing 68.3% of total assets at June 30, 2022, compared to $793.2 million, or 65.8% of total assets at December 31, 2021. (See Loans Held for Sale and Loan Portfolio below.)
Total deposits increased $8.0 million, or 0.7%, to $1.103 billion at June 30, 2022, from $1.095 billion at December 31, 2021, despite the seasonal decline in municipal deposits discussed above. There were increases in noninterest bearing deposits of $72.3 million, or 27.3%, which were partially offset by decreases in interest bearing deposits of $60.7 million, or 8.4%, primarily attributable to the seasonality of municipal deposits, and time deposits of $3.6 million, or 3.4%. (See average balances and rates in the Yields Earned and Rates Paid table on pages 29 and 30.)
In August 2021, the Company completed the private placement of $16.5 million in aggregate principal amount of fixed-to-floating rate subordinated notes due 2031 (the "Notes") to certain qualified institutional buyers and accredited investors. The Notes are presented net of unamortized issuance costs of $312 thousand and $329 thousand at June 30, 2022 and December 31, 2021, respectively, in the consolidated balance sheets.

Union Bankshares, Inc. Page 34

Stockholders’ equity decreased from $84.3 million at December 31, 2021 to $59.9 million at June 30, 2022, reflecting an increase of $26.8 million in accumulated other comprehensive loss due to a decrease in the fair market value of the Company's AFS investment securities, cash dividends declared of $3.1 million and stock repurchases of $79 thousand during the six months ended June 30, 2022. These decreases were partially offset by net income of $5.4 million for the first six months of 2022, an increase of $236 thousand from stock based compensation and a $28 thousand increase due to the issuance of common stock under the DRIP. (See Capital Resources on page 42.)

Loans Held for Sale and Loan Portfolio. Total loans (including loans held for sale) increased $20.9 million, or 2.6%, to $821.8 million, representing 68.9% of assets at June 30, 2022, from $800.9 million, representing 66.4% of assets at December 31, 2021. The total loan portfolio at June 30, 2022 increased $38.2 million compared to the June 30, 2021 level of $783.6 million, which represented 73.5% of assets, when the amount of PPP loans was at a higher level. The Company’s loans consist primarily of adjustable-rate and fixed-rate mortgage loans secured by one-to-four family, multi-family residential or commercial real estate. Real estate secured loans represented $755.3 million, or 91.9% of total loans at June 30, 2022 and $670.6 million, or 83.7% of total loans at December 31, 2021. The Company had 43 and 154 PPP loans totaling $3.3 million and $13.6 million classified as commercial loans as of June 30, 2022 and December 31, 2021, respectively. Changes in the Company's loan portfolio from December 31, 2021 (see table below) resulted primarily from an increase in the volume of residential, construction and commercial real estate loans originated, partially offset by a seasonal decrease in the municipal portfolio discussed above, and a decrease in the commercial portfolio related to PPP loan forgiveness.
The composition of the Company's loan portfolio, including loans held for sale, as of June 30, 2022 and December 31, 2021 was as follows:

	June 30, 2022		December 31, 2021
Loan Class	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential real estate	$304,135	37.0	$246,827	30.8
Construction real estate	81,929	10.0	65,149	8.1
Commercial real estate	365,430	44.5	344,816	43.1
Commercial	44,514	5.4	49,788	6.2
Consumer	2,207	0.3	2,376	0.3
Municipal	19,738	2.4	78,094	9.8
Loans held for sale	3,820	0.4	13,829	1.7
Total loans	821,773	100.0	800,879	100.0
Allowance for loan losses	(8,340)		(8,336)
Unamortized net loan costs	1,193		705
Net loans and loans held for sale	$814,626		$793,248
The Company originates and sells qualified residential mortgage loans in various secondary market avenues to mitigate long-term interest rate risk and generate fee income, with a majority of sales made to the FHLMC/Freddie Mac, generally with servicing rights retained. At June 30, 2022, the Company serviced a $936.0 million residential real estate mortgage portfolio, of which $3.8 million was held for sale and approximately $628.0 million of which was serviced for unaffiliated third parties.
In an effort to utilize some excess liquidity along with the rapid increase in the 10-year treasury rate in 2022 and the related impact on the pricing of loans held for sale, the Company elected to retain the majority of residential real estate loans originated in the first six months of 2022. The Company sold $34.4 million of qualified residential real estate loans to the secondary market during the first six months of 2022 compared to sales of $85.2 million during the first six months of 2021. Residential mortgage loan origination activity continued to be strong during the second quarter of 2022, consisting of both refinancing and purchase activity, although there has been a decline in refinancing activity with the increase in interest rates. Despite low housing inventory, purchase activity continues to be strong and construction loan activity is increasing as well. The Company originates and sells FHA, VA, and RD residential mortgage loans, and also has an Unconditional Direct Endorsement Approval from HUD which allows the Company to approve FHA loans originated in any of its Vermont or New Hampshire markets without needing prior HUD underwriting approval. The Company sells FHA, VA and RD loans as originated with servicing released. Some of the government backed loans qualify for zero down payments without geographic or income restrictions. These loan products increase the Company's ability to serve the borrowing needs of residents in the communities served, including low and moderate income borrowers, while the loan sales and government guaranty mitigate the Company's exposure to credit risk.

Union Bankshares, Inc. Page 35

The Company also originates commercial real estate and commercial loans under various SBA, USDA and State sponsored programs which provide a government agency guaranty for a portion of the loan amount. There was $6.7 million guaranteed under these various programs at June 30, 2022 on an aggregate balance of $7.9 million in subject loans. This includes $3.3 million of PPP loans that are guaranteed 100% by SBA, subject to borrower eligibility requirements. The Company occasionally sells the guaranteed portion of a loan to other financial institutions and retains servicing rights, which generates fee income. There were no commercial loans sold in the first six months of 2022 and 2021. The Company recognizes gains and losses on the sale of the principal portion of these loans as they occur.
The Company serviced $22.4 million of commercial and commercial real estate loans for unaffiliated third parties as of June 30, 2022. This included $21.0 million of commercial or commercial real estate loans the Company originated and participated out to other financial institutions. These loans were participated in the ordinary course of business on a nonrecourse basis, for liquidity or credit concentration management purposes.
The Company capitalizes MSRs for all loans sold with servicing retained. The unamortized balance of MSRs on loans sold with servicing retained was $2.2 million at June 30, 2022, with an estimated market value in excess of the carrying value as of such date. Management periodically evaluates and measures the servicing assets for impairment.
Qualifying residential first mortgage loans and certain commercial real estate loans with a carrying value of $280.0 million were pledged as collateral for borrowings from the FHLB under a blanket lien at June 30, 2022.

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
The region's economic environment continues to see signs of improvement and the states of Vermont and New Hampshire have been fully opened since June 2021, after the COVID-19 pandemic closure of large segments of the economy. There is demand for leisure travel and dining out which is supporting the region's tourist and restaurant industries; however, the industry is also facing some staffing challenges as workforce participation continues to lag, supply chain delays and inflation. Demand for homes continues to be strong with the general safety and desirability of the region and the increased ability of working remotely. The Company’s management is focused on the lingering impact of COVID-19 on its borrowers and closely monitors industry and geographic concentrations, specifically the continuing impact on the region's tourist and restaurant industries. The Vermont unemployment rate was reported at 2.2% for June 2022 compared to 3.1% for June 2021 and the New Hampshire unemployment rate was 2.0% for June 2022 compared to 2.9% for June 2021. These rates compare favorably with the nationwide unemployment rate of 3.6% and 5.9%, respectively, for the comparable periods. Management will continue to monitor the national, regional and local economic environment in relation to COVID-19 and its impact on unemployment, business outlook and real estate values in the Company’s market area.
Repossessed assets, nonaccrual loans, and loans that are 90 days or more past due are considered to be nonperforming assets. The following table details the composition of the Company's nonperforming assets and amounts utilized to calculate certain asset quality ratios monitored by the Company's management as of the balance sheet dates and June 30, 2021:

	June 30, 2022	December 31, 2021	June 30, 2021
	(Dollars in thousands)
Nonaccrual loans	$1,416	$4,650	$5,752
Loans past due 90 days or more and still accruing interest	109	98	176
Total nonperforming loans and total nonperforming assets	$1,525	$4,748	$5,928

Guarantees of U.S. or state government agencies on the above nonperforming loans	$59	$113	$165
TDR loans	$1,888	$2,215	$2,766
Allowance for loan losses	$8,340	$8,336	$8,505
Net recoveries	$(4)	$(65)	$(9)
Total loans outstanding	$821,773	$800,879	$783,623
Total average loans outstanding	$820,502	$808,894	$828,518

Union Bankshares, Inc. Page 36

The following table shows trends of certain asset quality ratios monitored by the Company's management as of the balance sheet dates and June 30, 2021:

	June 30, 2022	December 31, 2021	June 30, 2021
	(Dollars in thousands)
Allowance for loan losses to total loans outstanding	1.01%	1.04%	1.09%
Allowance for loan losses to nonperforming loans	546.89%	175.57%	143.47%
Allowance for loan losses to nonaccrual loans	588.98%	179.27%	147.86%
Nonperforming loans to total loans	0.19%	0.59%	0.76%
Nonperforming assets to total assets	0.13%	0.39%	0.56%
Nonaccrual loans to total loans	0.17%	0.58%	0.73%
Delinquent loans (30 days to nonaccruing) to total loans	0.29%	0.82%	0.83%
Net (recoveries) charge-offs to total average loans (annualized)	—%	(0.01)%	—%
Residential real estate	—%	(0.03)%	(0.01)%
Net (recoveries) charge-offs	$—	$(66)	$(8)
Total average loans	$280,287	$243,212	$239,111
Construction real estate	—%	—%	—%
Net (recoveries) charge-offs	$—	$—	$—
Total average loans	$57,818	$62,678	$62,149
Commercial real estate	—%	—%	—%
Net (recoveries) charge-offs	$—	$—	$—
Total average loans	$357,031	$324,101	$317,431
Commercial	—%	—%	—%
Net (recoveries) charge-offs	$(1)	$—	$—
Total average loans	$45,280	$88,626	$111,983
Consumer	(0.26)%	0.04%	(0.08)%
Net (recoveries) charge-offs	$(3)	$1	$(1)
Total average loans	$2,297	$2,608	$2,595
Municipal	—%	—%	—%
Net (recoveries) charge-offs	$—	$—	$—
Total average loans	$77,789	$87,669	$95,249

There was one residential real estate loan totaling $28 thousand in process of foreclosure at June 30, 2022 and no loans in process of foreclosure at December 31, 2021. The aggregate interest income not recognized on nonaccrual loans approximated $437 thousand as of June 30, 2022 and $504 thousand as of December 31, 2021.
The Company had loans rated substandard that were on performing status totaling $744 thousand at June 30, 2022 compared to $769 thousand at December 31, 2021. In management's view, substandard loans represent a higher degree of risk of becoming nonperforming loans in the future.
In March 2020, the federal banking agencies issued guidance, confirmed by the FASB, that certain short-term modifications made to loans to borrowers affected by the COVID-19 pandemic and government shutdown orders would not be considered TDRs under specified circumstances. As of June 30, 2022, one loan with an outstanding loan balance of $137 thousand remained subject to modified terms and carried accrued interest of $1 thousand.
Allowance for Loan Losses. Some of the Company’s loan customers ultimately do not make all of their contractually scheduled payments, whether due to the effects of the COVID-19 pandemic or otherwise, requiring the Company to charge off a portion or all of the remaining principal balance due. The Company maintains an ALL to absorb such losses. The ALL is maintained at a level believed by management to be appropriate to absorb probable credit losses inherent in the loan portfolio as of the evaluation date; however, actual loan losses may vary from current estimates. The Company's policy and methodologies for establishing the ALL, described in the Company's 2021 Annual Report did not change during the first six months of 2022. The Company's ALL was $8.3 million at June 30, 2022 and December 31, 2021.

Union Bankshares, Inc. Page 37

Management increased certain economic qualitative factors utilized to estimate the ALL during 2020 at the onset of the COVID-19 pandemic. During 2021, the economic qualitative reserve factor assigned to each loan portfolio in the ALL estimate was decreased due to continued indications of economic improvement. COVID-19 restrictions were lifted in June 2021 and the majority of borrowers that had executed loan modifications due to COVID-19 were no longer subject to modified terms. Based on these continued improving economic trends, the economic qualitative reserve factor assigned to all loan portfolios, except the municipal loan portfolio, was decreased 5 bps during the second quarter of 2022.
Impaired loans, including $1.9 million of TDR loans, were $5.4 million at June 30, 2022, with government guaranties of $347 thousand and a specific reserve amount allocated of $23 thousand. Impaired loans, including $2.2 million of TDR loans, were $6.8 million at December 31, 2021, with government guaranties of $423 thousand and a specific reserve amount allocated of $46 thousand. Based on management's evaluation of the Company's historical loss experience on substandard commercial loans, commercial loan relationships with aggregate balances greater than $500 thousand are evaluated individually for impairment, with a specific reserve allocated when warranted. Commercial loans with balances under this threshold are collectively evaluated for impairment as a homogeneous pool of loans, unless such loans are subject to a restructuring agreement or have been identified as impaired as part of a larger customer relationship. The specific reserve amount allocated to individually identified impaired loans decreased $23 thousand as a result of the June 30, 2022 impairment evaluation.
The following table reflects activity in the ALL for the three and six months ended June 30, 2022 and 2021:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in thousands)
Balance at beginning of period	$8,336	$8,429	$8,336	$8,271
Charge-offs	(1)	—	(2)	—
Recoveries	5	1	6	9
Net recoveries	4	1	4	9
Provision for loan losses	—	75	—	225
Balance at end of period	$8,340	$8,505	$8,340	$8,505
The following table (net of loans held for sale) shows the internal breakdown by risk component of the Company's ALL and the percentage of loans in each category to total loans in the respective portfolios at the dates indicated:

	June 30, 2022		December 31, 2021
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential real estate	$2,239	37.2	$2,068	31.4
Construction real estate	957	10.0	837	8.3
Commercial real estate	4,004	44.7	4,122	43.8
Commercial	318	5.4	275	6.3
Consumer	10	0.3	11	0.3
Municipal	27	2.4	86	9.9
Unallocated	785	—	937	—
Total	$8,340	100.0	$8,336	100.0

Notwithstanding the categories shown in the table above or any specific allocation under the Company's ALL methodology, all funds in the ALL are available to absorb loan losses in the portfolio, regardless of loan category or specific allocation.
Management believes, in its best estimate, that the ALL at June 30, 2022 is appropriate to cover probable credit losses inherent in the Company’s loan portfolio as of such date. However, there can be no assurance that the Company will not sustain losses in future periods which could be greater than the size of the ALL at June 30, 2022. In addition, our banking regulators, as an integral part of their examination process, periodically review our ALL. Such agencies may require us to recognize adjustments to the ALL based on their judgments about information available to them at the time of their examination. A large adjustment to the ALL for losses in future periods could require increased provisions to replenish the ALL, which could negatively affect earnings.

Union Bankshares, Inc. Page 38

Investment Activities. During the first six months of 2022, investment securities classified as AFS, which are carried at fair value, decreased $6.2 million to $261.7 million, comprising 22.0% of total assets, compared to $267.8 million, or 22.2% of total assets at December 31, 2021. Despite this decrease in the overall fair market value of the investment portfolio, the amortized cost of investment securities classified as AFS increased $27.8 million during the first six months of 2022. The Company used excess liquidity to increase the investment portfolio during 2021 and the first six months of 2022 to obtain higher yields than what would have been earned at the Federal Funds rate.
Net unrealized losses in the Company’s AFS investment securities portfolio were $35.9 million as of June 30, 2022, compared to net unrealized losses of $2.0 million as of December 31, 2021. The Company’s accumulated OCI component of stockholders’ equity at June 30, 2022 reflected cumulative net unrealized losses on investment securities of $28.4 million. There were no securities classified as HTM at June 30, 2022 or December 31, 2021. The rapid increase in the 10-year treasury rate in 2022 has negatively impacted the fair market value of the investment portfolio as this index is typically tied to mortgage-backed securities. No declines in value were deemed by management to be OTT at June 30, 2022. Deterioration in credit quality and/or imbalances in liquidity that may result from changes in financial market conditions might adversely affect the fair values of the Company’s investment portfolio and the amount of gains or losses ultimately realized on the sale of such securities and may also increase the potential that unrealized losses will be designated as OTT in future periods, resulting in write-downs and charges to earnings.
Investment securities AFS with a carrying amount of $479 thousand and $608 thousand were pledged as collateral for public unit deposits or for other purposes as required or permitted by law at June 30, 2022 and December 31, 2021, respectively.
Deposits. The following table shows information concerning the Company's average deposits by account type and weighted average nominal rates at which interest was paid on such deposits for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30, 2022			Six Months Ended June 30, 2021
	Average Amount	Percent of Total Deposits	Average Rate	Average Amount	Percent of Total Deposits	Average Rate
	(Dollars in thousands)
Nontime deposits:
Noninterest bearing deposits	$301,123	26.6	—	$230,651	22.7	—
Interest bearing checking accounts	281,256	24.9	0.22%	241,649	23.8	0.25%
Money market accounts	257,125	22.7	0.51%	261,514	25.7	0.77%
Savings accounts	186,539	16.5	0.04%	156,442	15.4	0.07%
Total nontime deposits	1,026,043	90.7	0.19%	890,256	87.6	0.31%
Total time deposits	104,869	9.3	0.44%	126,741	12.4	0.97%
Total deposits	$1,130,912	100.0	0.22%	$1,016,997	100.0	0.39%
During the first six months of 2022, average total deposits grew $113.9 million, or 11.2%, compared to the six months ended June 30, 2021, with growth in all categories except time deposits and money market accounts. The increase in average balances for nontime deposits was attributable to customer's receipt of government stimulus payments, and the general reduction in spending by customers due to COVID-19. The decrease in the average balance of money market accounts is related to the seasonality of municipal deposits as discussed above and the average balances of time deposits decreased due to the maturing of higher rate paying time deposit accounts, with customers primarily transferring those funds into other deposit accounts.
The Company participates in CDARS, which permits it to offer full deposit insurance coverage to its customers by exchanging deposit balances with other CDARS participants. CDARS also provides the Company with an additional source of funding and liquidity through the purchase of deposits. There were no purchased CDARS deposits as of June 30, 2022 or December 31, 2021. There were $13.6 million of time deposits of $250,000 or less on the balance sheet at June 30, 2022 and December 31, 2021, which were exchanged with other CDARS participants.
The Company also participates in the ICS program, a service through which it can offer its customers demand or savings products with access to unlimited FDIC insurance, while receiving reciprocal deposits from other FDIC-insured banks. Like the exchange of certificate of deposit accounts through CDARS, exchange of demand or savings deposits through ICS provides a depositor with full deposit insurance coverage of excess balances, thereby helping the Company retain the full amount of the deposit on its balance sheet. As with the CDARS program, in addition to reciprocal deposits, participating banks may also purchase one-way ICS deposits. There were $69.5 million and $155.3 million in exchanged ICS demand and money market

Union Bankshares, Inc. Page 39

deposits on the balance sheet at June 30, 2022 and December 31, 2021, respectively. There were no purchased ICS deposits at June 30, 2022 or December 31, 2021.
Retail brokered deposits are issued under a master certificate of deposit program with a deposit broker for the purpose of providing a supplemental source of funding and liquidity. There were no retail brokered deposits at June 30, 2022 or at December 31, 2021.
The following table provides a maturity distribution of the Company’s time deposits in amounts in excess of the $250 thousand FDIC insurance limit at June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
	(Dollars in thousands)
Within 3 months	$3,350	$4,249
3 to 6 months	5,448	5,576
6 to 12 months	4,323	4,536
Over 12 months	1,759	1,862
	$14,880	$16,223
A provision of the Dodd-Frank Act permanently raised FDIC deposit insurance coverage to $250 thousand per depositor per insured depository institution for each account ownership category. Uninsured deposits have been estimated to include deposits with balances greater than the FDIC insurance coverage limit of $250 thousand. This estimate is based on the same methodologies and assumptions used for regulatory reporting requirements. At June 30, 2022, the Company had estimated uninsured deposit accounts totaling $419.1 million, or 38.0% of total deposits. Uninsured deposits include $29.7 million of municipal deposits that were collateralized under applicable state regulations by investment securities or letters of credit issued by the FHLB at June 30, 2022, as described below under Borrowings.
Borrowings. Advances from the FHLB are another key source of funds to support earning assets. These funds are also used to manage the Bank's interest rate and liquidity risk exposures. The Company had no FHLB advances at June 30, 2022, and December 31, 2021.
The Company has the authority, up to its available borrowing capacity with the FHLB, to collateralize public unit deposits with letters of credit issued by the FHLB. FHLB letters of credit in the amount of $35.7 million and $37.5 million were utilized as collateral for these deposits at June 30, 2022 and December 31, 2021, respectively. Total fees paid by the Company in connection with the issuance of these letters of credit were $7 thousand and $15 thousand for the three and six months ended June 30, 2022 respectively, and $7 thousand and $16 thousand for the three and six months ended June 30, 2021, respectively.
In August 2021, the Company completed the private placement of $16.5 million in aggregate principal amount of fixed-to-floating rate subordinated notes due 2031 to certain qualified institutional buyers and accredited investors. The Notes initially bear interest, payable semi-annually, at the rate of 3.25% per annum, until September 1, 2026. From and including September 1, 2026, the interest rate applicable to the outstanding principal amount due will reset quarterly to the then current three-month secured overnight financing rate (SOFR) plus 263 basis points. The Notes are presented net of unamortized issuance costs of $312 thousand and $329 thousand at June 30, 2022 and December 31, 2021, respectively, in the consolidated balance sheets.

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

Union Bankshares, Inc. Page 40

The following table details the contractual or notional amount of financial instruments that represented credit risk at the balance sheet dates:

	June 30, 2022	December 31, 2021
	(Dollars in thousands)
Commitments to originate loans	$131,665	$48,910
Unused lines of credit	185,474	168,442
Standby and commercial letters of credit	1,805	2,158
Credit card arrangements	180	170
FHLB Mortgage Partnership Finance credit enhancement obligation, net	826	818
Commitment to purchase investment in a real estate limited partnership	—	4,574
Total	$319,950	$225,072
Commitments to originate loans are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Loan commitments generally have a fixed expiration date or other termination clause and may require payment of a fee. Since many of the loan commitments are expected to expire without being drawn upon and not all credit lines will be utilized, the total commitment amounts do not necessarily represent future cash requirements. Lines of credit incur seasonal volume fluctuations due to the nature of some customers' businesses, such as tourism. The large increase in commitments to originate loans at June 30, 2022 from December 31, 2021 is primarily the result of the fiscal cycle of local municipalities and school districts, with $70.2 million committed to them on June 30, 2022 for their fiscal year beginning July 1, 2022. In addition, commitments to originate residential construction loans increased $10.2 million over December 31, 2021. The increase in unused lines of credit at June 30, 2022 compared to December 31, 2021 is primarily related to an increase in unused residential construction lines of credit of $10.6 million and an increase in unused municipal lines of credit of $5.5 million.
The Company did not hold any derivative or hedging instruments at June 30, 2022 or December 31, 2021.
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
As of June 30, 2022, Union, as a member of FHLB, had access to unused lines of credit up to $138.4 million over and above the $36.7 million in combined FHLB borrowings and other credit subject to collateralization and to the purchase of required FHLB Class B common stock and evaluation by the FHLB of the underlying collateral available. This line of credit can be used for either short-term or long-term liquidity or other funding needs.
Union also maintains an IDEAL Way Line of Credit with the FHLB. The total line available was $551 thousand at June 30, 2022. There were no borrowings against this line of credit as of such date. Interest on this line is chargeable at a rate determined by the FHLB and payable monthly. Should Union utilize this line of credit, qualified portions of the loan and investment portfolios would collateralize these borrowings.
In addition to its borrowing arrangements with the FHLB, Union maintains a pre-approved federal funds line of credit totaling $15.0 million with an upstream correspondent bank, a master brokered deposit agreement with a brokerage firm, and one-way buy options with CDARS and ICS. In addition to the funding sources available to Union, the Company maintains a $5.0 million revolving line of credit with a correspondent bank. At June 30, 2022, there were no purchased ICS or CDARS deposits, no retail brokered deposits, and no outstanding advances on the Union or Company correspondent lines.
Union's investment and residential loan portfolios also provide a significant amount of contingent liquidity that could be accessed in a reasonable time period through sales of those portfolios. Additional contingent liquidity sources are available with further access to the brokered deposit market. These sources are considered as liquidity alternatives in our contingent liquidity

Union Bankshares, Inc. Page 41

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
Stockholders’ equity decreased from $84.3 million at December 31, 2021 to $59.9 million at June 30, 2022, reflecting an increase of $26.8 million in accumulated other comprehensive loss due to a decrease in the fair market value of the Company's AFS investment securities, cash dividends declared of $3.1 million and stock repurchases of $79 thousand during the six months ended June 30, 2022. These decreases were partially offset by net income of $5.4 million for the first six months of 2022, an increase of $236 thousand from stock based compensation and a $28 thousand increase due to the issuance of common stock under the DRIP. The components of other comprehensive loss are illustrated in Note 10 of the unaudited consolidated financial statements.
The Company has 7,500,000 shares of $2.00 par value common stock authorized. As of June 30, 2022, the Company had 4,969,972 shares issued, of which 4,494,812 were outstanding and 475,160 were held in treasury.
In January 2022, the Company's Board reauthorized for 2022 the limited stock repurchase plan that was initially established in May of 2010. The limited stock repurchase plan allows the repurchase of up to a fixed number of shares of the Company's common stock each calendar quarter in open market purchases or privately negotiated transactions, as management deems advisable and as market conditions may warrant. The repurchase authorization for a calendar quarter (currently 2,500 shares) expires at the end of that quarter to the extent it has not been exercised, and is not carried forward into future quarters. The quarterly repurchase authorization expires on December 31, 2022, unless reauthorized. The Company repurchased 2,650 shares under this program during the first six months of 2022 at a total cost of $79 thousand.
The Company maintains a DRIP whereby registered stockholders may elect to reinvest cash dividends and make optional cash contributions to purchase additional shares of the Company's common stock. The Company has reserved 200,000 shares of its common stock for issuance and sale under the DRIP. As of June 30, 2022, 6,358 shares of stock had been issued from treasury stock under the DRIP.
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
The Economic Growth, Regulatory Relief and Consumer Protection Act of 2018 directed the federal banking regulators to adopt rules providing for a simplified regulatory capital framework for qualifying community banking organizations. In September 2019, the banking regulators finalized a rule that introduced the community bank leverage ratio ("CBLR") framework as an optional simplified measure of capital adequacy for qualifying institutions. Beginning with the March 31, 2020 regulatory capital calculation, a banking organization with a Tier I leverage ratio greater than 9.0%, less than $10 billion in average consolidated assets, and limited amounts of off-balance sheet exposures and trading assets and liabilities may opt into the CBLR framework and will be deemed "well capitalized" and will not be required to report or calculate risk-based capital. A community banking organization that does not meet the requirements for use of the simplified CBLR framework will

Union Bankshares, Inc. Page 42

continue to calculate its regulatory capital ratios under standard guidelines. As of June 30, 2022, the Tier I leverage ratios for the Company and Union were 6.78% and 8.02%, respectively.
As shown in the table below, as of June 30, 2022, both the Company and Union met all capital adequacy requirements to which they are currently subject and Union exceeded the requirements for a "well capitalized" bank under the FDIC's Prompt Corrective Action framework. There were no conditions or events between June 30, 2022 and the date of this report that management believes have changed either Company’s regulatory capital category.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of June 30, 2022	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Company:
Total capital to risk weighted assets	$110,648	14.33%	$61,771	8.00%	N/A	N/A
Tier I capital to risk weighted assets	86,120	11.16%	46,301	6.00%	N/A	N/A
Common Equity Tier 1 to risk weighted assets	86,120	11.16%	34,726	4.50%	N/A	N/A
Tier I capital to average assets	86,120	6.78%	50,808	4.00%	N/A	N/A

Union:
Total capital to risk weighted assets	$110,114	14.28%	$61,689	8.00%	$77,111	10.00%
Tier I capital to risk weighted assets	101,774	13.20%	46,261	6.00%	61,681	8.00%
Common Equity Tier 1 to risk weighted assets	101,774	13.20%	34,696	4.50%	50,116	6.50%
Tier I capital to average assets	101,774	8.02%	50,760	4.00%	63,450	5.00%
Dividends paid by Union are the primary source of funds available to the Company for payment of dividends to its stockholders. Union is subject to certain requirements imposed by federal banking laws and regulations, which among other things, establish minimum levels of capital and restrict the amount of dividends that may be distributed by Union to the Company.
Cash dividends of $0.35 per share were paid during the second quarter of 2022 and were declared for the third quarter, payable on August 4, 2022 to stockholders of record on July 30, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Omitted, in accordance with the regulatory relief available to smaller reporting companies in SEC Release Nos. 33-10513 (effective September 10, 2018).

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer, with the assistance of the Disclosure Control Committee, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2022. Based on this evaluation they concluded that those disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files with the Commission is accumulated and communicated to the Company’s management, including its principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required information.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The Company did not issue any unregistered shares during the quarter ended June 30, 2022.
The following table summarizes repurchases of the Company's equity securities during the quarter ended June 30, 2022.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Program (1)
April 2022	—	—	—	2,500
May 2022	150	$30.15	150	2,350
June 2022	—	—	—	—
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
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the unaudited consolidated balance sheets, (ii) the unaudited consolidated statements of income for the three and six months ended June 30, 2022 and 2021, (iii) the unaudited consolidated statements of comprehensive income for the three and six months ended June 30, 2022 and 2021, (iv) the unaudited consolidated statements of changes in stockholders' equity, (iv) the unaudited consolidated statements of cash flows and (v) related notes.

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

Union Bankshares, Inc.

August 15, 2022	/s/ David S. Silverman
David S. Silverman
Director, President and Chief Executive Officer

August 15, 2022	/s/ Karyn J. Hale
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

101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the unaudited consolidated balance sheets, (ii) the unaudited consolidated statements of income for the three and six months ended June 30, 2022 and 2021, (iii) the unaudited consolidated statements of comprehensive income for the three and six months ended June 30, 2022 and 2021, (iv) the unaudited consolidated statements of changes in stockholders' equity, (iv) the unaudited consolidated statements of cash flows and (v) related notes.

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