Form 10-Q
period 2022-09-30
UNION BANKSHARES INC
filed 2022-11-14
CIK 706863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2022

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐      No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of October 29, 2022.

Common Stock, $2 par value	4,498,292	shares

UNION BANKSHARES, INC.
TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets	(Dollars in thousands)
Cash and due from banks	$4,061	$4,659
Federal funds sold and overnight deposits	28,080	61,263
Cash and cash equivalents	32,141	65,922
Interest bearing deposits in banks	14,441	13,196
Investment securities available-for-sale	240,121	267,819
Other investments	1,134	1,132
Total investments	241,255	268,951
Loans held for sale	3,143	13,829
Loans	938,048	787,050
Allowance for loan losses	(8,340)	(8,336)
Net deferred loan costs	1,304	705
Net loans	931,012	779,419
Premises and equipment, net	20,718	21,615
Company-owned life insurance	18,411	18,764
Other assets	39,169	23,677
Total assets	$1,300,290	$1,205,373
Liabilities and Stockholders’ Equity
Liabilities
Deposits
Noninterest bearing	$337,513	$264,888
Interest bearing	722,208	723,479
Time	136,691	106,715
Total deposits	1,196,412	1,095,082
Borrowed funds	25,000	—
Subordinated notes	16,196	16,171
Accrued interest and other liabilities	12,954	9,779
Total liabilities	1,250,562	1,121,032
Commitments and Contingencies
Stockholders’ Equity
Common stock, $2.00 par value; 7,500,000 shares authorized; 4,970,509 shares issued at September 30, 2022 and 4,967,093 shares issued at December 31, 2021	9,941	9,934
Additional paid-in capital	2,150	1,769
Retained earnings	82,801	78,350
Treasury stock at cost; 474,622 shares at September 30, 2022 and 473,438 shares at December 31, 2021	(4,226)	(4,160)
Accumulated other comprehensive loss	(40,938)	(1,552)
Total stockholders' equity	49,728	84,341
Total liabilities and stockholders' equity	$1,300,290	$1,205,373

See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 1

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest and dividend income	(Dollars in thousands, except per share data)
Interest and fees on loans	$10,074	$9,115	$27,558	$27,236
Interest on debt securities:
Taxable	1,077	511	3,087	1,371
Tax exempt	221	154	664	459
Dividends	7	4	17	12
Interest on federal funds sold and overnight deposits	41	34	154	67
Interest on interest bearing deposits in banks	43	34	113	105
Total interest and dividend income	11,463	9,852	31,593	29,250
Interest expense
Interest on deposits	868	595	2,080	2,566
Interest on borrowed funds	14	55	14	164
Interest on subordinated notes	141	56	425	56
Total interest expense	1,023	706	2,519	2,786
Net interest income	10,440	9,146	29,074	26,464
Provision for loan losses	—	—	—	225
Net interest income after provision for loan losses	10,440	9,146	29,074	26,239
Noninterest income
Trust income	203	216	629	599
Service fees	1,803	1,720	5,176	4,824
Net (losses) gains on sales of investment securities available-for-sale	—	(30)	31	(30)
Net gains on sales of loans held for sale	448	1,929	748	3,974
Net (losses) gains on other investments	(60)	(1)	(120)	58
Other income	73	367	223	536
Total noninterest income	2,467	4,201	6,687	9,961
Noninterest expenses
Salaries and wages	3,575	3,918	10,505	10,554
Employee benefits	1,154	1,192	3,754	3,564
Occupancy expense, net	448	425	1,437	1,429
Equipment expense	948	872	2,798	2,542
Other expenses	2,241	2,141	6,281	6,301
Total noninterest expenses	8,366	8,548	24,775	24,390
Income before provision for income taxes	4,541	4,799	10,986	11,810
Provision for income taxes	783	874	1,815	2,018
Net income	$3,758	$3,925	$9,171	$9,792
Basic earnings per common share	$0.84	$0.87	$2.04	$2.18
Diluted earnings per common share	$0.83	$0.87	$2.03	$2.17
Weighted average number of common shares outstanding	4,495,348	4,485,046	4,494,751	4,482,678
Weighted average common and potential common shares for diluted EPS	4,521,973	4,512,090	4,514,105	4,508,152
Dividends per common share	$0.35	$0.33	$1.05	$0.99
See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 2

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in thousands)
Net income	$3,758	$3,925	$9,171	$9,792
Other comprehensive (loss) income, net of tax:
Investment securities available-for-sale:
Net unrealized holding losses arising during the period on investment securities available-for-sale	(12,539)	(1,213)	(39,361)	(2,848)
Reclassification adjustment for net gains (losses) on sales of investment securities available-for-sale realized in net income	—	24	(25)	24
Total comprehensive (loss) income	$(8,781)	$2,736	$(30,215)	$6,968

See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 3

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)

	Three Month Periods Ended September 30, 2022 and 2021
	Common Stock					Accumulated other comprehensive (loss) income
	Shares, net of treasury	Amount	Additional paid-in capital	Retained earnings	Treasury stock		Total stockholders’ equity
	(Dollars in thousands, except per share data)
Balances June 30, 2022	4,494,812	$9,940	$2,019	$80,617	$(4,231)	$(28,399)	$59,946
Net income	—	—	—	3,758	—	—	3,758
Other comprehensive loss	—	—	—	—	—	(12,539)	(12,539)
Dividend reinvestment plan	538	—	9	—	5	—	14
Cash dividends declared ($0.35 per share)	—	—	—	(1,574)	—	—	(1,574)
Stock based compensation expense	537	1	122	—	—	—	123
Balances, September 30, 2022	4,495,887	$9,941	$2,150	$82,801	$(4,226)	$(40,938)	$49,728

Balances June 30, 2021	4,483,873	$9,916	$1,609	$74,006	$(4,165)	$1,001	$82,367
Net income	—	—	—	3,925	—	—	3,925
Other comprehensive loss	—	—	—	—	—	(1,189)	(1,189)
Dividend reinvestment plan	281	—	6	—	3	—	9
Cash dividends declared ($0.33 per share)	—	—	—	(1,479)	—	—	(1,479)
Stock based compensation expense	—	—	91	—	—	—	91
Exercise of stock options	1,000	2	22	—	—	—	24
Balances, September 30, 2021	4,485,154	$9,918	$1,728	$76,452	$(4,162)	$(188)	$83,748

	Nine Month Periods Ended September 30, 2022 and 2021
	Common Stock					Accumulated other comprehensive (loss) income
	Shares, net of treasury	Amount	Additional paid-in capital	Retained earnings	Treasury stock		Total stockholders’ equity
	(Dollars in thousands, except per share data)
Balances, December 31, 2021	4,493,655	$9,934	$1,769	$78,350	$(4,160)	$(1,552)	$84,341
Net income	—	—	—	9,171	—	—	9,171
Other comprehensive loss	—	—	—	—	—	(39,386)	(39,386)
Dividend reinvestment plan	1,466	—	29	—	13	—	42
Cash dividends declared ($1.05 per share)	—	—	—	(4,720)	—	—	(4,720)
Stock based compensation expense	3,416	7	352	—	—	—	359
Purchase of treasury stock	(2,650)	—	—	—	(79)	—	(79)
Balances, September 30, 2022	4,495,887	$9,941	$2,150	$82,801	$(4,226)	$(40,938)	$49,728

Balances, December 31, 2020	4,480,100	$9,910	$1,393	$71,097	$(4,169)	$2,636	$80,867
Net income	—	—	—	9,792	—	—	9,792
Other comprehensive loss	—	—	—	—	—	(2,824)	(2,824)
Dividend reinvestment plan	999	—	21	—	9	—	30
Cash dividends declared ($0.99 per share)	—	—	—	(4,437)	—	—	(4,437)
Stock based compensation expense	2,152	4	270	—	—	—	274
Exercise of stock options	2,000	4	44	—	—	—	48
Purchase of treasury stock	(97)	—	—	—	(2)	—	(2)
Balances, September 30, 2021	4,485,154	$9,918	$1,728	$76,452	$(4,162)	$(188)	$83,748
See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 4

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash Flows From Operating Activities	(Dollars in thousands)
Net income	$9,171	$9,792
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,373	1,364
Provision for loan losses	—	225
Deferred income tax provision	11	12
Net amortization of premiums on investment securities	485	443
Equity in losses of limited partnerships	864	739
Stock based compensation expense	359	274
Net increase in unamortized loan costs	(599)	(182)
Proceeds from sales of loans held for sale	60,915	168,204
Origination of loans held for sale	(49,481)	(149,863)
Net gains on sales of loans held for sale	(748)	(3,974)
Net losses on disposals of premises and equipment	—	108
Net (gains) losses on sales of investment securities available-for-sale	(31)	30
Net gains on sales of other real estate owned	—	(11)
Net losses (gains) on other investments	120	(58)
(Increase) decrease in accrued interest receivable	(6)	1,131
Amortization of core deposit intangible	—	71
Amortization of debt issuance costs	25	3
Increase in other assets	(312)	(652)
Increase (decrease) in other liabilities	575	(358)
Net cash provided by operating activities	22,721	27,298
Cash Flows From Investing Activities
Interest bearing deposits in banks
Proceeds from maturities and redemptions	5,478	4,482
Purchases	(6,723)	(3,984)
Investment securities available-for-sale
Proceeds from sales	6,827	8,718
Proceeds from maturities, calls and paydowns	19,161	20,931
Purchases	(48,599)	(112,137)
Net purchases of other investments	(122)	(78)
Net increase in nonmarketable stock	(652)	(14)
Net increase in loans	(151,000)	(1,066)
Recoveries of loans charged off	6	67
Net purchases of premises and equipment	(476)	(3,241)
Investments in limited partnerships	(1,975)	(1,705)
Proceeds from sales of other real estate owned	—	61
Net cash used in investing activities	(178,075)	(87,966)

Union Bankshares, Inc. Page 5

	Nine Months Ended September 30,
	2022	2021

Cash Flows From Financing Activities	(Dollars in thousands)
Repayment of long-term borrowings	—	(164)
Net increase in short-term borrowings outstanding	25,000	—
Net increase in noninterest bearing deposits	72,625	37,695
Net (decrease) increase in interest bearing deposits	(1,271)	43,069
Net increase (decrease) in time deposits	29,976	(34,422)
Proceeds from issuance of subordinated notes	—	16,500
Debt issuance costs incurred with issuance of subordinated notes	—	(339)
Exercise of stock options	—	48
Purchase of treasury stock	(79)	(2)
Dividends paid	(4,678)	(4,407)
Net cash provided by financing activities	121,573	57,978
Net decrease in cash and cash equivalents	(33,781)	(2,690)
Cash and cash equivalents
Beginning of period	65,922	122,771
End of period	$32,141	$120,081
Supplemental Disclosures of Cash Flow Information
Interest paid	$2,654	$2,842
Income taxes paid	$450	$1,550

Supplemental Schedule of Noncash Investing Activities
Investment in limited partnerships acquired by capital contributions payable	$3,494	$1,264

Dividends paid on Common Stock:
Dividends declared	$4,720	$4,437
Dividends reinvested	(42)	(30)
	$4,678	$4,407

See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 6

UNION BANKSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Basis of Presentation
The accompanying unaudited interim consolidated financial statements of Union Bankshares, Inc. and Subsidiary (together, the Company) as of September 30, 2022, and for the three and nine months ended September 30, 2022 and 2021, have been prepared in conformity with GAAP for interim financial information, general practices within the banking industry, and the accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as amended by Amendment No. 1 on Form 10-K/A (2021 Annual Report). The Company's sole subsidiary is Union Bank. In the opinion of the Company’s management, all adjustments, consisting only of normal recurring adjustments and disclosures necessary for a fair presentation of the information contained herein, have been made. This information should be read in conjunction with the Company’s 2021 Annual Report. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2022, or any future interim period.
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

Union Bankshares, Inc. Page 8

Note 3. Per Share Information
The following table presents the reconciliation between the calculation of basic EPS and diluted EPS for the three and nine months ended September 30, 2022 and 2021:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in thousands, except per share data)
Net income	$3,758	$3,925	$9,171	$9,792
Weighted average common shares outstanding for basic EPS	4,495,348	4,485,046	4,494,751	4,482,678
Dilutive effect of stock-based awards (1)	26,625	27,044	19,354	25,474
Weighted average common and potential common shares for diluted EPS	4,521,973	4,512,090	4,514,105	4,508,152
Earnings per common share:
Basic EPS	$0.84	$0.87	$2.04	$2.18
Diluted EPS	$0.83	$0.87	$2.03	$2.17
____________________
(1)Dilutive effect of stock based awards represents the effect of the assumed exercise of stock options (2021 only) and vesting of restricted stock units. Unvested awards do not have dividend or dividend equivalent rights.

Note 4. Recent Accounting Pronouncements
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Under this guidance, which will replace the existing incurred loss model for recognizing credit losses, banks and other lending institutions will be required to recognize the full amount of expected credit losses. The guidance in the ASU, which is referred to as the current expected credit loss model ("CECL"), requires that expected credit losses for financial assets held at the reporting date that are accounted for at amortized cost be measured and recognized based on historical experience and current and reasonably supportable forecasted conditions to reflect the full amount of expected credit losses. A modified version of these requirements also applies to debt securities classified as AFS. As initially proposed, the ASU was to become effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption was permitted for fiscal years beginning after December 15, 2018, including interim periods within such years. In October 2019, the FASB approved amendments to delay the effective date of the ASU to fiscal years beginning after December 31, 2022, including interim periods within those fiscal years, for smaller reporting companies, as defined by the SEC, and other non-SEC reporting entities. The Company did not choose to early adopt the ASU. As the Company is a smaller reporting company, the ASU will become effective for the Company beginning with the 2023 fiscal year. The Company has established a CECL implementation team and developed a transition project plan. The Company utilizes a software package for its current calculation of the allowance for loan losses that will also be utilized for CECL implementation. Historical data has been compiled and continues to be collected and progress is ongoing surrounding CECL implementation and methodologies. In addition, the Company is conducting parallel calculations under the existing incurred loss model and the CECL model throughout 2022. The Company continues to review, validate and refine its CECL loss methodologies and control environment in preparation for adoption. The measures will facilitate the final implementation process and management's evaluation of the potential impact of the ASU on the Company's consolidated financial statements.

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

Union Bankshares, Inc. Page 9

effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. ASU No. 2022-02 is not expected to have a material impact on the Company’s consolidated financial statements.

Note 5. Investment Securities
Debt securities AFS as of the balance sheet dates consisted of the following:

September 30, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. Government-sponsored enterprises	$45,278	$4	$(5,934)	$39,348
Agency mortgage-backed	196,908	—	(36,063)	160,845
State and political subdivisions	43,416	24	(9,597)	33,843
Corporate	6,339	—	(254)	6,085
Total	$291,941	$28	$(51,848)	$240,121

December 31, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. Government-sponsored enterprises	$37,176	$55	$(593)	$36,638
Agency mortgage-backed	181,216	574	(3,540)	178,250
State and political subdivisions	44,068	1,293	(107)	45,254
Corporate	7,323	381	(27)	7,677
Total	$269,783	$2,303	$(4,267)	$267,819
There were no investment securities HTM at September 30, 2022 or December 31, 2021. Investment securities AFS with carrying amounts of $434 thousand and $608 thousand were pledged as collateral for public unit deposits or for other purposes as required or permitted by law at September 30, 2022 and December 31, 2021, respectively.

The amortized cost and estimated fair value of debt securities by contractual scheduled maturity as of September 30, 2022 were as follows:

	Amortized Cost	Fair Value
Available-for-sale	(Dollars in thousands)
Due in one year or less	$5	$5
Due from one to five years	16,620	15,161
Due from five to ten years	33,011	28,740
Due after ten years	45,397	35,370
	95,033	79,276
Agency mortgage-backed	196,908	160,845
Total debt securities available-for-sale	$291,941	$240,121

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

Union Bankshares, Inc. Page 10

Information pertaining to all debt securities AFS with gross unrealized losses as of the balance sheet dates, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

September 30, 2022	Less Than 12 Months			12 Months and over			Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
		(Dollars in thousands)
U.S. Government- sponsored enterprises	10	$10,585	$(1,427)	24	$25,520	$(4,507)	34	$36,105	$(5,934)
Agency mortgage-backed	48	82,858	(15,176)	45	77,987	(20,887)	93	160,845	(36,063)
State and political subdivisions	67	32,606	(9,237)	1	710	(360)	68	33,316	(9,597)
Corporate	10	4,681	(157)	3	1,404	(97)	13	6,085	(254)
Total	135	$130,730	$(25,997)	73	$105,621	$(25,851)	208	$236,351	$(51,848)

December 31, 2021	Less Than 12 Months			12 Months and over			Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
		(Dollars in thousands)
U.S. Government- sponsored enterprises	18	$29,754	$(464)	14	$3,885	$(129)	32	$33,639	$(593)
Agency mortgage-backed	41	130,742	(2,252)	17	32,955	(1,288)	58	163,697	(3,540)
State and political subdivisions	17	17,483	(107)	—	—	—	17	17,483	(107)
Corporate	2	985	(15)	1	488	(12)	3	1,473	(27)
Total	78	$178,964	$(2,838)	32	$37,328	$(1,429)	110	$216,292	$(4,267)

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

The Company has the ability to hold the investment securities that had unrealized losses at September 30, 2022 and December 31, 2021 for the foreseeable future. The decline in value is the result of market conditions and not attributable to credit quality in the investment securities and no declines were deemed by management to be OTT.

Union Bankshares, Inc. Page 11

The following table presents the proceeds from sales and calls resulting in gross realized gains and gross realized losses from the disposition of AFS securities:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in thousands)
Proceeds from sales	$—	$8,718	$6,827	$8,718
Proceeds from calls	—	—	502	—

Gross gains	—	27	81	27
Gross losses	—	(57)	(50)	(57)
Net (losses) gains on sales of investment securities AFS	$—	$(30)	$31	$(30)

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
The composition of Net loans as of the balance sheet dates was as follows:

	September 30, 2022	December 31, 2021
	(Dollars in thousands)
Residential real estate	$326,769	$246,827
Construction real estate	98,989	65,149
Commercial real estate	377,458	344,816
Commercial	42,228	49,788
Consumer	2,129	2,376
Municipal	90,475	78,094
Gross loans	938,048	787,050
Allowance for loan losses	(8,340)	(8,336)
Net deferred loan costs	1,304	705
Net loans	$931,012	$779,419
There were 11 and 154 PPP loans totaling $958 thousand and $13.6 million classified as commercial loans as of September 30, 2022 and December 31, 2021, respectively. As of September 30, 2022 and December 31, 2021, there were PPP deferred origination fees of $32 thousand and $558 thousand, respectively, remaining to be amortized into interest income in future

Union Bankshares, Inc. Page 12

periods, over the lives of the respective loans. PPP loan origination fees of $98 thousand and $526 thousand were recognized in earnings during the three and nine months ended September 30, 2022, respectively and $675 thousand and $2.1 million were recognized during the three and nine months ended September 30, 2021, respectively.
Qualifying residential first mortgage loans and certain commercial real estate loans with an aggregate carrying value of $271.6 million and $224.4 million were pledged as collateral for borrowings from the FHLB under a blanket lien at September 30, 2022 and December 31, 2021, respectively.
A summary of current, past due and nonaccrual loans as of the balance sheet dates follows:

September 30, 2022	Current	30-59 Days	60-89 Days	90 Days and Over and Accruing	Nonaccrual	Total
	(Dollars in thousands)
Residential real estate	$325,444	$25	$887	$308	$105	$326,769
Construction real estate	98,936	—	43	—	10	98,989
Commercial real estate	374,242	1,950	—	—	1,266	377,458
Commercial	41,762	241	225	—	—	42,228
Consumer	2,129	—	—	—	—	2,129
Municipal	90,475	—	—	—	—	90,475
Total	$932,988	$2,216	$1,155	$308	$1,381	$938,048

December 31, 2021	Current	30-59 Days	60-89 Days	90 Days and Over and Accruing	Nonaccrual	Total
	(Dollars in thousands)
Residential real estate	$245,169	$1,328	$130	$53	$147	$246,827
Construction real estate	64,939	72	—	—	138	65,149
Commercial real estate	340,209	242	—	—	4,365	344,816
Commercial	49,699	36	8	45	—	49,788
Consumer	2,376	—	—	—	—	2,376
Municipal	78,094	—	—	—	—	78,094
Total	$780,486	$1,678	$138	$98	$4,650	$787,050

There was one residential real estate loan totaling $28 thousand in process of foreclosure at September 30, 2022 and no loans in process of foreclosure at December 31, 2021. Aggregate interest on nonaccrual loans not recognized was $463 thousand as of September 30, 2022 and $504 thousand as of December 31, 2021.

Note 7.  Allowance for Loan Losses and Credit Quality
The ALL is established for estimated losses in the loan portfolio through a provision for loan losses charged to earnings. For all loan classes, loan losses are charged against the ALL when management believes the loan balance is uncollectible or in accordance with federal guidelines. Subsequent recoveries, if any, are credited to the ALL.

The ALL is maintained at a level believed by management to be appropriate to absorb probable credit losses inherent in the loan portfolio as of the balance sheet date. The amount of the ALL is based on management's periodic evaluation of the collectability of the loan portfolio, including the nature, volume and risk characteristics of the portfolio, credit concentrations, trends in historical loss experience, estimated value of any underlying collateral, specific impaired loans and economic conditions. There was no change to the methodology used to estimate the ALL during the third quarter of 2022. While management uses available information to recognize losses on loans, future additions to the ALL may be necessary based on changes in economic conditions or other relevant factors.

In addition, various regulatory agencies, as an integral part of their examination process, regularly review the Company's ALL. Such agencies may require the Company to recognize additions to the ALL, with a corresponding charge to earnings, based on their judgments about information available to them at the time of their examination, which may not be currently available to management.

Union Bankshares, Inc. Page 13

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
Management increased certain economic qualitative factors utilized to estimate the ALL during 2020 at the onset of the COVID-19 pandemic. During 2021, the economic qualitative reserve factor assigned to each loan portfolio in the ALL estimate was decreased due to continued indications of economic improvement. COVID-19 restrictions were lifted in June 2021 and the majority of borrowers that had executed loan modifications due to COVID-19 were no longer subject to modified terms. Based on these continued improving economic trends, the economic qualitative reserve factor assigned to all loan portfolios, except the municipal loan portfolio, was decreased 5 bps during each of the first, second and third quarters of 2022.

Union Bankshares, Inc. Page 14

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

Changes in the ALL, by class of loans, for the three and nine months ended September 30, 2022 and 2021 were as follows:

For The Three Months Ended September 30, 2022	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Balance, June 30, 2022	$2,239	$957	$4,004	$318	$10	$27	$785	$8,340
Provision (credit) for loan losses	7	151	(85)	(8)	—	71	(136)	—
Recoveries of amounts charged off	—	—	—	—	—	—	—	—
	2,246	1,108	3,919	310	10	98	649	8,340
Amounts charged off	—	—	—	—	—	—	—	—
Balance, September 30, 2022	$2,246	$1,108	$3,919	$310	$10	$98	$649	$8,340

For The Three Months Ended September 30, 2021	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Balance, June 30, 2021	$2,082	$1,024	$4,111	$425	$12	$81	$770	$8,505
Provision (credit) for loan losses	(80)	(24)	(96)	(90)	3	56	231	—
Recoveries of amounts charged off	58	—	—	—	—	—	—	58
	2,060	1,000	4,015	335	15	137	1,001	8,563
Amounts charged off	—	—	—	—	(2)	—	—	(2)
Balance, September 30, 2021	$2,060	$1,000	$4,015	$335	$13	$137	$1,001	$8,561

For The Nine Months Ended September 30, 2022	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Balance, December 31, 2021	$2,068	$837	$4,122	$275	$11	$86	$937	$8,336
Provision (credit) for loan losses	178	271	(203)	34	(4)	12	(288)	—
Recoveries of amounts charged off	—	—	—	2	4	—	—	6
	2,246	1,108	3,919	311	11	98	649	8,342
Amounts charged off	—	—	—	(1)	(1)	—	—	(2)
Balance, September 30, 2022	$2,246	$1,108	$3,919	$310	$10	$98	$649	$8,340

Union Bankshares, Inc. Page 15

For The Nine Months Ended September 30, 2021	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Balance, December 31, 2020	$1,776	$763	$4,199	$458	$15	$214	$846	$8,271
Provision (credit) for loan losses	218	237	(184)	(123)	(1)	(77)	155	225
Recoveries of amounts charged off	66	—	—	—	1	—	—	67
	2,060	1,000	4,015	335	15	137	1,001	8,563
Amounts charged off	—	—	—	—	(2)	—	—	(2)
Balance, September 30, 2021	$2,060	$1,000	$4,015	$335	$13	$137	$1,001	$8,561

The allocation of the ALL, summarized on the basis of the Company's impairment methodology by class of loan, as of the balance sheet dates, was as follows:

September 30, 2022	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Individually evaluated for impairment	$22	$—	$—	$—	$—	$—	$—	$22
Collectively evaluated for impairment	2,224	1,108	3,919	310	10	98	649	8,318
Total allocated	$2,246	$1,108	$3,919	$310	$10	$98	$649	$8,340

December 31, 2021	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Individually evaluated for impairment	$26	$—	$20	$—	$—	$—	$—	$46
Collectively evaluated for impairment	2,042	837	4,102	275	11	86	937	8,290
Total allocated	$2,068	$837	$4,122	$275	$11	$86	$937	$8,336

The recorded investment in loans, summarized on the basis of the Company's impairment methodology by class of loan, as of the balance sheet dates, was as follows:

September 30, 2022	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Total
	(Dollars in thousands)
Individually evaluated for impairment	$1,512	$64	$8,018	$7	$—	$—	$9,601
Collectively evaluated for impairment	325,257	98,925	369,440	42,221	2,129	90,475	928,447
Total	$326,769	$98,989	$377,458	$42,228	$2,129	$90,475	$938,048

December 31, 2021	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Total
	(Dollars in thousands)
Individually evaluated for impairment	$1,750	$198	$4,819	$9	$—	$—	$6,776
Collectively evaluated for impairment	245,077	64,951	339,997	49,779	2,376	78,094	780,274
Total	$246,827	$65,149	$344,816	$49,788	$2,376	$78,094	$787,050

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

The following tables summarize the loan ratings applied by management to the Company's loans by class as of the balance sheet dates:

September 30, 2022	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Total
	(Dollars in thousands)
Pass	$302,894	$47,839	$258,646	$37,648	$2,125	$90,475	$739,627
Satisfactory/Monitor	21,660	51,086	109,948	4,304	4	—	187,002
Substandard	2,215	64	8,864	276	—	—	11,419
Total	$326,769	$98,989	$377,458	$42,228	$2,129	$90,475	$938,048

December 31, 2021	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Total
	(Dollars in thousands)
Pass	$227,684	$39,135	$191,902	$45,407	$2,371	$78,094	$584,593
Satisfactory/Monitor	16,820	25,816	147,645	4,301	5	—	194,587
Substandard	2,323	198	5,269	80	—	—	7,870
Total	$246,827	$65,149	$344,816	$49,788	$2,376	$78,094	$787,050

Union Bankshares, Inc. Page 17

The following tables provide information with respect to impaired loans by class of loan as of and for the three and nine months ended September 30, 2022 and September 30, 2021:

	As of September 30, 2022			For The Three Months Ended September 30, 2022		For the Nine Months Ended September 30, 2022
	Recorded Investment (1)	Principal Balance (1)	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Residential real estate	$192	$202	$22
With an allowance recorded	192	202	22

Residential real estate	1,320	1,815	—
Construction real estate	64	89	—
Commercial real estate	8,018	8,530	—
Commercial	7	7	—
With no allowance recorded	9,409	10,441	—

Residential real estate	1,512	2,017	22	$1,450	$17	$1,595	$77
Construction real estate	64	89	—	67	1	131	26
Commercial real estate	8,018	8,530	—	5,877	73	5,293	107
Commercial	7	7	—	8	—	8	—
Total	$9,601	$10,643	$22	$7,402	$91	$7,027	$210
____________________
(1)Does not reflect government guaranties on impaired loans as of September 30, 2022 totaling $344 thousand.

	As of September 30, 2021			For The Three Months Ended September 30, 2021		For the Nine Months Ended September 30, 2021
	Recorded Investment (1)	Principal Balance (1)	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Residential real estate	$1,773	$2,267	$26	$1,732	$95	$1,746	$172
Construction real estate	199	220	—	203	1	207	3
Commercial real estate	4,979	5,168	20	5,122	149	4,485	187
Commercial	10	12	—	11	—	100	6
Total	$6,961	$7,667	$46	$7,068	$245	$6,538	$368
____________________
(1)Does not reflect government guaranties on impaired loans as of September 30, 2021 totaling $350 thousand.

Union Bankshares, Inc. Page 18

The following table provides information with respect to impaired loans by class of loan as of December 31, 2021:

	December 31, 2021
	Recorded Investment (1)	Principal Balance (1)	Related Allowance
	(Dollars in thousands)
Residential real estate	$199	$209	$26
Commercial real estate	1,591	1,764	20
With an allowance recorded	1,790	1,973	46

Residential real estate	1,551	2,043	—
Construction real estate	198	218	—
Commercial real estate	3,228	3,274	—
Commercial	9	9	—
With no allowance recorded	4,986	5,544	—

Residential real estate	1,750	2,252	26
Construction real estate	198	218	—
Commercial real estate	4,819	5,038	20
Commercial	9	9	—
Total	$6,776	$7,517	$46
____________________
(1)Does not reflect government guaranties on impaired loans as of December 31, 2021 totaling $423 thousand.

The following is a summary of TDR loans by class of loan as of the balance sheet dates:

	September 30, 2022		December 31, 2021
	Number of Loans	Principal Balance	Number of Loans	Principal Balance
	(Dollars in thousands)
Residential real estate	25	$1,512	29	$1,750
Construction real estate	2	64	2	81
Commercial real estate	1	174	3	375
Commercial	1	7	1	9
Total	29	$1,757	35	$2,215

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

There was no new TDR activity for the three and nine months ended September 30, 2022. The following table provides new TDRs for the three and nine months ended September 30, 2021.

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

Union Bankshares, Inc. Page 19

There were no TDR loans modified within the previous twelve months that subsequently defaulted during the three and nine months ended September 30, 2022 or 2021. TDR loans are considered defaulted at 90 days past due.

In March 2020, the federal banking agencies issued guidance, confirmed by the FASB, that certain short-term modifications made to loans to borrowers affected by the COVID-19 pandemic and government shutdown orders would not be considered TDRs under specified circumstances. As of September 30, 2022, no loans remained subject to modified terms.
At September 30, 2022 and December 31, 2021, the Company was not committed to lend any additional funds to borrowers whose loans were nonperforming, impaired or restructured.

Note 8.  Stock Based Compensation
Under the Union Bankshares, Inc. 2014 Equity Incentive Plan, as amended in May 2022, a total of 150,000 shares of the Company’s common stock have been reserved for equity awards of incentive stock options, nonqualified stock options, restricted stock and RSUs to eligible officers and (except for awards of incentive stock options) nonemployee directors. Shares available for issuance of awards under the 2014 Equity Plan consist of unissued shares of the Company’s common stock and/or shares held in treasury. As of September 30, 2022, there were outstanding grants of RSUs under the 2014 Equity Plan as noted in the table below.

RSUs. Each outstanding RSU represents the right to receive one share of the Company's common stock upon satisfaction of applicable vesting conditions. The general terms of the awards are described in the Company's 2021 Annual Report. Prior to vesting, the RSUs do not earn dividends or dividend equivalents, nor do they bear any voting rights.
The following table summarizes the RSUs awarded to Company executives in 2020, 2021 and 2022, and the number of such RSUs remaining unvested as of September 30, 2022:

	Number of RSUs Granted	Weighted Average Grant Date Fair Value	Number of Unvested RSUs
2020 Award	8,918	$36.26	1,067
2021 Award	17,685	26.73	7,306
2022 Award	15,705	31.99	15,196
Total	42,308		23,569
Unrecognized compensation expense related to the unvested RSUs as of September 30, 2022 and 2021 was $422 thousand and $319 thousand, respectively, and $317 thousand as of December 31, 2021.
On May 18, 2022, the Company's board of directors, as a component of total director compensation, granted an aggregate of 1,323 RSUs to the Company's non-employee directors. Each RSU represents the right to receive one share of the Company's common stock upon satisfaction of applicable vesting conditions. The RSUs will vest in May 2023, subject to continued board service through the vesting date, other than in the case of the director's death or disability. Prior to vesting, the RSUs do not earn dividends or dividend equivalents, nor do they bear any voting rights. Unrecognized director compensation expense related to the unvested RSUs as of September 30, 2022 was $26 thousand.

Note 9. Subordinated Notes
In August 2021, the Company completed the private placement of $16.5 million in aggregate principal amount of fixed-to-floating rate subordinated notes due 2031 (the "Notes") to certain qualified institutional buyers and accredited investors. The Notes initially bear interest, payable semi-annually, at the rate of 3.25% per annum, until September 1, 2026. From and including September 1, 2026, the interest rate applicable to the outstanding principal amount due will reset quarterly to the then current three-month secured overnight financing rate (SOFR) plus 263 basis points. At its option, the Company may redeem the Notes, in whole or in part, beginning with the interest payment date of September 1, 2026 but not generally prior thereto, and on any scheduled interest payment date thereafter. The Notes qualify as Tier 2 capital instruments for the Company under bank regulatory capital guidelines.
The Company used the proceeds primarily to provide additional capital support to the Company's wholly-owned subsidiary, Union Bank, to support growth and for other general corporate purposes.
The unamortized issuance costs of the Notes were $304 thousand and $329 thousand at September 30, 2022 and December 31, 2021, respectively. There were $8 thousand and $25 thousand in issuance costs recorded in interest expense for the three and nine months ended September 30, 2022, respectively, and $3 thousand recorded for the three and nine months ended September 30, 2021. The Notes are presented net of unamortized issuance costs in the consolidated balance sheets.

Union Bankshares, Inc. Page 20

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

As of the balance sheet dates, the components of Accumulated OCI, net of tax, were:

	September 30, 2022	December 31, 2021
	(Dollars in thousands)
Net unrealized losses on investment securities AFS	$(40,938)	$(1,552)
The following tables disclose the tax effects allocated to each component of OCI for the three and nine months ended September 30:

	Three Months Ended
	September 30, 2022			September 30, 2021
	Before-Tax Amount	Tax Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax Benefit	Net-of-Tax Amount
Investment securities AFS:	(Dollars in thousands)
Net unrealized holding losses arising during the period on investment securities AFS	$(15,872)	$3,333	$(12,539)	$(1,535)	$322	$(1,213)
Reclassification adjustment for net losses on investment securities AFS realized in net income	—	—	—	30	(6)	24
Total other comprehensive loss	$(15,872)	$3,333	$(12,539)	$(1,505)	$316	$(1,189)

	Nine Months Ended
	September 30, 2022			September 30, 2021
	Before-Tax Amount	Tax Benefit/Expense	Net-of-Tax Amount	Before-Tax Amount	Tax Benefit	Net-of-Tax Amount
Investment securities AFS:	(Dollars in thousands)
Net unrealized holding losses arising during the period on investment securities AFS	$(49,824)	$10,463	$(39,361)	$(3,604)	$756	$(2,848)
Reclassification adjustment for net (gains) losses on investment securities AFS realized in net income	(31)	6	(25)	30	(6)	24
Total other comprehensive loss	$(49,855)	$10,469	$(39,386)	$(3,574)	$750	$(2,824)

Union Bankshares, Inc. Page 21

The following table discloses information concerning reclassification adjustments from OCI for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended		Nine Months Ended
Reclassification Adjustment Description	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021	Affected Line Item in Consolidated Statement of Income
	(Dollars in thousands)
Investment securities AFS:
Net losses (gains) on investment securities AFS	—	30	$(31)	$30	Net (losses) gains on sales of investment securities available-for-sale
Tax (benefit) expense	—	(6)	6	(6)	Provision for income taxes
Total reclassifications	$—	$24	$(25)	$24	Net income

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

Union Bankshares, Inc. Page 22

Assets measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021, segregated by fair value hierarchy level, are summarized below:

	Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2022:	(Dollars in thousands)
Debt securities AFS:
U.S. Government-sponsored enterprises	$39,348	$2,523	$36,825	$—
Agency mortgage-backed	160,845	—	160,845	—
State and political subdivisions	33,843	—	33,843	—
Corporate	6,085	—	6,085	—
Total debt securities	$240,121	$2,523	$237,598	$—

Other investments:
Mutual funds	$1,134	$1,134	$—	$—

December 31, 2021:
Debt securities AFS:
U.S. Government-sponsored enterprises	$36,638	$2,875	$33,763	$—
Agency mortgage-backed	178,250	—	178,250	—
State and political subdivisions	45,254	—	45,254	—
Corporate	7,677	—	7,677	—
Total debt securities	$267,819	$2,875	$264,944	$—

Other investments:
Mutual funds	$1,132	$1,132	$—	$—
There were no transfers in or out of Levels 1 and 2 during the three and nine months ended September 30, 2022 or the year ended December 31, 2021, nor were there any Level 3 assets at any time during these periods. Certain other assets and liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Assets and liabilities measured at fair value on a nonrecurring basis in periods after initial recognition, such as collateral-dependent impaired loans, MSRs and OREO, were not considered material at September 30, 2022 or December 31, 2021. The Company has not elected to apply the fair value method to any financial assets or liabilities other than those situations where other accounting pronouncements require fair value measurements.

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

Union Bankshares, Inc. Page 23

As of the balance sheet dates, the estimated fair values and related carrying amounts of the Company's significant financial instruments were as follows:

	September 30, 2022
	Fair Value Measurements
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$32,141	$32,141	$32,141	$—	$—
Interest bearing deposits in banks	14,441	14,441	—	14,441	—
Investment securities	241,255	241,255	3,657	237,598	—
Loans held for sale	3,143	3,201	—	3,201	—
Loans, net
Residential real estate	324,977	295,825	—	—	295,825
Construction real estate	98,019	97,068	—	—	97,068
Commercial real estate	373,415	369,639	—	—	369,639
Commercial	41,977	40,464	—	—	40,464
Consumer	2,121	2,098	—	—	2,098
Municipal	90,503	88,915	—	—	88,915
Accrued interest receivable	3,254	3,254	—	827	2,427
Nonmarketable equity securities	1,816	N/A	N/A	N/A	N/A
Financial liabilities
Deposits
Noninterest bearing	$337,513	$337,140	$337,140	$—	$—
Interest bearing	722,208	722,208	722,208	—	—
Time	136,691	133,348	—	133,348	—
Borrowed funds
Short-term	25,000	24,998	—	24,998	—
Subordinated notes	16,196	13,964	—	13,964	—
Accrued interest payable	90	90	—	90	—

Union Bankshares, Inc. Page 24

	December 31, 2021
	Fair Value Measurements
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$65,922	$65,922	$65,922	$—	$—
Interest bearing deposits in banks	13,196	13,196	—	13,196	—
Investment securities	268,951	268,951	4,007	264,944	—
Loans held for sale	13,829	14,088	—	14,088	—
Loans, net
Residential real estate	244,980	246,573	—	—	246,573
Construction real estate	64,370	64,539	—	—	64,539
Commercial real estate	340,066	341,451	—	—	341,451
Commercial	49,558	48,682	—	—	48,682
Consumer	2,367	2,350	—	—	2,350
Municipal	78,078	78,748	—	—	78,748
Accrued interest receivable	3,248	3,248	—	734	2,514
Nonmarketable equity securities	1,164	N/A	N/A	N/A	N/A
Financial liabilities
Deposits
Noninterest bearing	$264,888	$264,888	$264,888	$—	$—
Interest bearing	723,479	723,479	723,479	—	—
Time	106,715	106,588	—	106,588	—
Subordinated notes	16,171	16,179	—	16,179	—
Accrued interest payable	225	225	—	225	—
The carrying amounts in the preceding tables are included in the consolidated balance sheets under the applicable captions. Accrued interest receivable and nonmarketable equity securities are included in Other assets in the consolidated balance sheets.

Note 12. Subsequent Events
Subsequent events represent events or transactions occurring after the balance sheet date but before the financial statements are issued. Financial statements are considered “issued” when they are widely distributed to shareholders and others for general use and reliance in a form and format that complies with GAAP. Events occurring subsequent to September 30, 2022 have been evaluated as to their potential impact to the consolidated financial statements.
On October 19, 2022, the Company declared a regular quarterly cash dividend of $0.35 per share, payable November 3, 2022, to stockholders of record on October 29, 2022.

Union Bankshares, Inc. Page 25

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
GENERAL
The following discussion and analysis focuses on those factors that, in management's view, had a material effect on the financial position of the Company as of September 30, 2022 and December 31, 2021, and its results of operations for the three and nine months ended September 30, 2022 and 2021. This discussion is being presented to provide a narrative explanation of the consolidated financial statements and should be read in conjunction with the consolidated financial statements and related notes and with other financial data appearing elsewhere in this filing and with the Company's 2021 Annual Report. In the opinion of the Company's management, the interim unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments and disclosures necessary to fairly present the Company's consolidated financial position and results of operations for the interim periods presented. Management is not aware of the occurrence of any events after September 30, 2022 which would materially affect the information presented.
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

OVERVIEW
Concerns over interest rate levels, energy prices, domestic and global policy issues, trade policy in the U.S. and geopolitical events, as well as the implications of those events on the markets in general, add to the global uncertainty. There is also a risk that interest rate increases to fight inflation could lead to a prolonged recession. The FRB increased short-term interest rates in 2022 by a total of 375 bps through November to fight inflation. Interest rate levels and energy prices, in combination with global economic conditions, fiscal and monetary policy and the level of regulatory and government scrutiny of financial institutions will continue to impact our results in 2022 and beyond.
Consolidated net income decreased $167 thousand, or 4.3%, to $3.8 million for the third quarter of 2022 compared to $3.9 million for the third quarter of 2021 due to the combined effects of a decrease in noninterest income of $1.7 million, partially offset by an increase in net interest income of $1.3 million, and decreases in income tax expense of $91 thousand and noninterest expenses of $182 thousand.
Consolidated net income decreased $621 thousand, or 6.3%, to $9.2 million for the the nine months ended September 30, 2022 compared to $9.8 million for the nine months ended September 30, 2021 due to the combined effects of an increase in net interest income of $2.6 million and decreases in the provision for loan losses of $225 thousand and income tax expense of $203 thousand, which were more than offset by a decrease in noninterest income of $3.3 million and an increase in noninterest expenses of $385 thousand.
At September 30, 2022, the Company had total consolidated assets of $1.30 billion, including gross loans and loans held for sale (total loans) of $941.2 million, deposits of $1.20 billion, borrowed funds of $25.0 million, subordinated debt of $16.2 million and stockholders' equity of $49.7 million.
The Company's total capital decreased from $84.3 million at December 31, 2021 to $49.7 million at September 30, 2022. This decrease primarily reflects an increase of $39.4 million in accumulated other comprehensive loss and regular cash dividends declared of $4.7 million, offset by net income of $9.2 million for the first nine months of 2022. (See Capital Resources on page 44.) These changes also resulted in a decrease in the Company's book value per share to $11.06 from $18.67 as of December 31, 2021.

Union Bankshares, Inc. Page 27

Return on average assets is a financial metric often utilized as an indicator of a financial institution's performance. The Company's return on average assets decreased 21 bps and 19 bps for the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021 primarily due to an increase in average assets of $148.5 million and $127.5 million for the three and nine months ended September 30, 2022, respectively.
The following unaudited per share information and key ratios depict several measurements of performance or financial condition at or for the three and nine months ended September 30, 2022 and 2021, respectively:

	Three Months Ended or At September 30,		Nine Months Ended or At September 30,
	2022	2021	2022	2021
Return on average assets (1)	1.18%	1.39%	0.98%	1.17%
Return on average equity (1)	24.19%	18.50%	17.78%	15.93%
Net interest margin (1)(2)	3.40%	3.44%	3.29%	3.39%
Efficiency ratio (3)	64.14%	63.47%	68.65%	66.30%
Net interest spread (4)	3.26%	3.35%	3.18%	3.27%
Loan to deposit ratio	78.67%	75.92%	78.67%	75.92%
Net loan charge-offs to average loans not held for sale (1)	—%	(0.03)%	—%	(0.01)%
Allowance for loan losses to loans not held for sale	0.89%	1.11%	0.89%	1.11%
Nonperforming assets to total assets (5)	0.13%	0.50%	0.13%	0.50%
Equity to assets	3.82%	7.23%	3.82%	7.23%
Total capital to risk weighted assets	13.69%	16.16%	13.69%	16.16%
Book value per share	$11.06	$18.67	$11.06	$18.67
Basic earnings per share	$0.84	$0.87	$2.04	$2.18
Diluted earnings per share	$0.83	$0.87	$2.03	$2.17
Dividends paid per share	$0.35	$0.33	$1.05	$0.99
Dividend payout ratio (6)	41.67%	37.93%	51.47%	45.41%
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
Interest earned on average earning assets for the three months ended September 30, 2022 was $11.5 million compared to $9.9 million for the three months ended September 30, 2021, an increase of $1.6 million, or 16.4%, primarily due to an increase in average earning assets of $167.6 million and to a lesser extent an increase in the average yields of 3 bps. The average yield on average earning assets was 3.73% for the three months ended September 30, 2022 compared to 3.70% for the three months ended September 30, 2021. Interest income on investment securities increased $633 thousand between the three month comparison periods due to an increase in the average balances of $138.4 million, and an increase of 4 bps in the average yield. The average balance of PPP loans was $1.7 million for the three months ended September 30, 2022 with an average yield of 24.10%, which takes into account the 1.0% interest charged on PPP loans and related fee income recognized during the three months ended September 30, 2022. Interest income on loans, excluding PPP loans, increased $1.6 million between the three

Union Bankshares, Inc. Page 28

month comparison periods due to an increase in the average volume of loans outstanding of $153.9 million, partially offset by a decrease of 2 bps in the average yield.
Interest expense for the third quarter of 2022 increased $317 thousand compared to the third quarter of 2021 due to higher rates paid on customer deposit accounts and increases in average deposit balances of $71.5 million, along with the addition of $141 thousand of interest expense on subordinated notes with an average balance of $16.2 million. The increase in average customer deposit balances is due to overall growth of the Company and the utilization of $32.0 million in brokered deposits included in time deposits as of September 30, 2022. The average rate paid on interest bearing liabilities increased 12 bps to 0.47% for the third quarter of 2022 compared to 0.35% for the third quarter of 2021. The average rates paid on interest bearing checking accounts and savings and money market accounts increased 12 bps and 5 bps, respectively, between the third quarter comparison periods. The increases in these interest rates resulted in increases in interest expense of $116 thousand on interest bearing checking accounts and $65 thousand on savings and money market accounts between the three month comparison periods. Interest expense on time deposits increased $92 thousand due to increases in the average volume of $12.1 million and 24 bps in the average rate paid during the third quarter of 2022 compared to the same period in 2021. A time deposit special was offered during the third quarter of 2022 for a term of 22 months at a rate of 2.20%. The issuance of subordinated debt during the third quarter of 2021 resulted in an average balance of $16.2 million for the third quarter of 2022, an average rate of 3.47% and interest expense of $141 thousand compared to an average balance of $8.2 million for the third quarter of 2021, an average rate of 2.71% and interest expense of $56 thousand.
The net interest spread decreased 9 bps to 3.26% for the third quarter of 2022, from 3.35% for the same period last year, reflecting the net effect of the 12 bps increase in the average rate paid on interest bearing liabilities and the 3 bps increase in the average yield earned on interest earning assets between periods. The net interest margin decreased 4 bps during the third quarter of 2022 compared to the same period last year as a result of the changes discussed above.
Net interest income was $29.1 million, on a fully tax equivalent basis for the nine months ended September 30, 2022 compared to $26.5 million for the nine months ended September 30, 2021, an increase of $2.6 million, or 9.9%. The average volume of earning assets increased $139.0 million and the average yield on earning assets decreased 17 bps to 3.57% compared to 3.74% for the comparison period. Interest income on investment securities increased $1.9 million between the nine month comparison periods due to an increase in the average balances of $148.0 million, with no change in the average yield. Average loans, excluding PPP loans, increased $88.8 million, or 11.74%, to $845.6 million for the nine months ended September 30, 2022. The increase in the average loan volume resulted in a $2.3 million increase in interest income on loans between periods, despite a decrease of 11 bps in the average yield. The decrease in the average yield is attributable to holding more residential loans in portfolio, as opposed to selling to the secondary market. While these loans have contributed to the increase in average loans and interest income, the yield on these loans is lower than other loan types. Management expects loan yields to improve over the next quarter as new loans are being booked at higher rates. The average balance of PPP loans for the nine months ended September 30, 2022 was $5.3 million with an average yield of 14.33%, compared to $60.4 million with an average yield of 5.57% for the nine months ended September 30, 2021. As mentioned above, the average yield on PPP loans includes the interest earned at 1.0% on the loan as well as origination fee income recognized during the respective periods.
The average cost of funds, which is tied primarily to customer deposit accounts, decreased 8 bps to 0.39% for the nine months ended September 30, 2022 compared to 0.47% for the nine months ended September 30, 2021. Interest expense decreased $267 thousand, to $2.5 million for the nine months ended September 30, 2022 compared to $2.8 million for the nine months ended September 30, 2021. Interest expense decreased during the comparison period despite an increase in average balances of $59.5 million due to the lag in increasing rates. Management expects the average cost of funds to increase over the next quarter as customers may expect higher rates on their deposit accounts prompted by the increase in interest rates executed by the FRB. The issuance of subordinated debt during the third quarter of 2021 resulted in an average balance of $16.2 million for the nine months ended September 30, 2022 and an average rate of 3.51% and interest expense of $425 thousand.
The net interest spread decreased 9 bps to 3.18% for the nine months ended September 30, 2022, from 3.27% for the same period last year, reflecting the net effect of the 8 bps decrease in the average rate paid on interest bearing liabilities and the 17 bps decrease in the average yield earned on interest earning assets between periods. The net interest margin decreased 10 bps for the nine months ended September 30, 2022 compared to the same period last year as a result of the changes discussed above.

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

	Three Months Ended September 30,
	2022			2021
	Average Balance (1)	Interest Earned/ Paid	Average Yield/ Rate	Average Balance (1)	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Average Assets:
Federal funds sold and overnight deposits	$12,850	$41	1.23%	$100,760	$34	0.13%
Interest bearing deposits in banks	14,016	43	1.24%	12,423	34	1.06%
Investment securities (2), (3)	295,197	1,298	1.82%	156,845	665	1.78%
PPP loans, net (4)	1,680	102	24.10%	39,791	776	7.74%
Loans, net (2), (5)	908,934	9,972	4.39%	755,048	8,339	4.41%
Nonmarketable equity securities	939	7	3.06%	1,164	4	1.36%
Total interest earning assets (2)	1,233,616	11,463	3.73%	1,066,031	9,852	3.70%
Cash and due from banks	4,724			5,008
Premises and equipment	20,938			21,668
Other assets	18,336			36,364
Total assets	$1,277,614			$1,129,071
Average Liabilities and Stockholders' Equity:
Interest bearing checking accounts	$299,180	251	0.33%	$258,877	135	0.21%
Savings/money market accounts	425,629	350	0.33%	406,460	285	0.28%
Time deposits	123,660	267	0.86%	111,601	175	0.62%
Borrowed funds and other liabilities	2,503	14	2.22%	7,070	55	3.06%
Subordinated notes	16,192	141	3.47%	8,166	56	2.71%
Total interest bearing liabilities	867,164	1,023	0.47%	792,174	706	0.35%
Noninterest bearing deposits	334,523			242,283
Other liabilities	13,789			9,729
Total liabilities	1,215,476			1,044,186
Stockholders' equity	62,138			84,885
Total liabilities and stockholders’ equity	$1,277,614			$1,129,071
Net interest income		$10,440			$9,146
Net interest spread (2)			3.26%			3.35%
Net interest margin (2)			3.40%			3.44%

Union Bankshares, Inc. Page 30

	Nine Months Ended September 30,
	2022			2021
	Average Balance (1)	Interest Earned/ Paid	Average Yield/ Rate	Average Balance (1)	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Average Assets:
Federal funds sold and overnight deposits	$38,470	$154	0.53%	$81,235	$67	0.11%
Interest bearing deposits in banks	13,695	113	1.11%	13,322	105	1.05%
Investment securities (2), (3)	291,595	3,751	1.78%	143,622	1,830	1.78%
PPP loans, net (4)	5,286	567	14.33%	60,420	2,519	5.57%
Loans, net (2), (5)	845,583	26,991	4.30%	756,748	24,717	4.41%
Nonmarketable equity securities	907	17	2.53%	1,156	12	1.43%
Total interest earning assets (2)	1,195,536	31,593	3.57%	1,056,503	29,250	3.74%
Cash and due from banks	4,580			4,926
Premises and equipment	21,216			21,169
Other assets	25,617			36,891
Total assets	$1,246,949			$1,119,489
Average Liabilities and Stockholders' Equity:
Interest bearing checking accounts	$287,296	553	0.26%	$247,455	438	0.24%
Savings/money market accounts	437,586	1,030	0.31%	414,082	1,343	0.43%
Time deposits	111,202	497	0.60%	121,639	785	0.86%
Borrowed funds and other liabilities	845	14	2.21%	7,133	164	3.03%
Subordinated notes	16,184	425	3.51%	3,266	56	2.28%
Total interest bearing liabilities	853,113	2,519	0.39%	793,575	2,786	0.47%
Noninterest bearing deposits	312,331			234,243
Other liabilities	12,748			9,686
Total liabilities	1,178,192			1,037,504
Stockholders' equity	68,757			81,985
Total liabilities and stockholders’ equity	$1,246,949			$1,119,489
Net interest income		$29,074			$26,464
Net interest spread (2)			3.18%			3.27%
Net interest margin (2)			3.29%			3.39%
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

Union Bankshares, Inc. Page 31

Tax exempt interest income amounted to $623 thousand and $452 thousand for the three months ended September 30, 2022 and 2021, respectively, and $1.6 million and $1.7 million for the nine months ended September 30, 2022 and 2021, respectively. The following table presents the effect of tax exempt income on the calculation of net interest income, using a marginal federal corporate income tax rate of 21% for the 2022 and 2021 three and nine month comparison periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in thousands)
Net interest income, as presented	$10,440	$9,146	$29,074	$26,464
Effect of tax-exempt interest
Investment securities	48	31	146	92
Loans	88	59	210	239
Net interest income, tax equivalent	$10,576	$9,236	$29,430	$26,795

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
•changes in rate (change in rate multiplied by prior volume); and
•total change in rate and volume.
Changes attributable to both rate and volume have been allocated proportionately to the change due to volume and the change due to rate.

	Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021 Increase/(Decrease) Due to Change In			Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021 Increase/(Decrease) Due to Change In
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in thousands)
Interest earning assets:
Federal funds sold and overnight deposits	$(55)	$62	$7	$(52)	$139	$87
Interest bearing deposits in banks	4	5	9	3	5	8
Investment securities	629	4	633	1,961	(40)	1,921
PPP loans, net	(1,236)	562	(674)	(3,624)	1,672	(1,952)
Loans (excluding PPP loans), net	1,689	(56)	1,633	2,884	(610)	2,274
Nonmarketable equity securities	(1)	4	3	(4)	9	5
Total interest earning assets	$1,030	$581	$1,611	$1,168	$1,175	$2,343
Interest bearing liabilities:
Interest bearing checking accounts	$24	$92	$116	$75	$40	$115
Savings/money market accounts	13	52	65	72	(385)	(313)
Time deposits	21	71	92	(62)	(226)	(288)
Borrowed funds	(29)	(12)	(41)	(114)	(36)	(150)
Subordinated notes	66	19	85	325	44	369
Total interest bearing liabilities	$95	$222	$317	$296	$(563)	$(267)
Net change in net interest income	$935	$359	$1,294	$872	$1,738	$2,610

Provision for Loan Losses. There was no provision for loan losses recorded for the three and nine months ended September 30, 2022 compared to no provision and $225 thousand recorded for the three and nine months ended September 30, 2021, respectively. No provision for the three and nine months ended September 30, 2022 was deemed appropriate by management based on the size and mix of the loan portfolio, the level of nonperforming loans, the results of the qualitative factor review and

Union Bankshares, Inc. Page 32

prevailing economic conditions. For further details, see FINANCIAL CONDITION- Allowance for Loan Losses and Asset Quality below.
Noninterest Income. The following table sets forth the components of noninterest income and changes between the three and nine month comparison periods of 2022 and 2021:

	For The Three Months Ended September 30,				For the Nine Months Ended September 30,
	2022	2021	$ Variance	% Variance	2022	2021	$ Variance	% Variance
	(Dollars in thousands)
Trust income	$203	$216	$(13)	(6.0)	$629	$599	$30	5.0
Service fees	1,803	1,720	83	4.8	5,176	4,824	352	7.3
Net gains on sales of loans held for sale	448	1,929	(1,481)	(76.8)	748	3,974	(3,226)	(81.2)
Income from Company-owned life insurance	112	76	36	47.4	401	214	187	87.4
(Expense) income from MSRs, net	(73)	256	(329)	(128.5)	(362)	210	(572)	(272.4)
Other income	34	35	(1)	(2.9)	184	112	72	64.3
Net (losses) gains on other investments	(60)	(1)	(59)	5,900.0	(120)	58	(178)	(306.9)
Net (losses) gains on sales of investment securities AFS	—	(30)	30	(100.0)	31	(30)	61	(203.3)
Total noninterest income	$2,467	$4,201	$(1,734)	(41.3)	$6,687	$9,961	$(3,274)	(32.9)
The significant changes in noninterest income for the three and nine months ended September 30, 2022 compared to the same periods of 2021 are described below:
•Trust income. Trust income increased for the nine months ended as dollars in managed fiduciary accounts grew between September 30, 2022 and 2021. The decrease for the three months ended September 30, 2022, compared to the same period in 2021 is due to the decline in the stock market.
•Service fees. Service fees increased $83 thousand for the three months ended September 30, 2022, compared to the same period in 2021 primarily due to increases of $66 thousand in overdraft fee income, $10 thousand in loan servicing fee income, and $13 thousand in ATM network fees. Service fees increased $352 thousand for the nine months ended September 30, 2022 compared to the same period in 2021 primarily due to increases of $206 thousand in overdraft fee income, $76 thousand in loan servicing fee income, $31 thousand in merchant program fee income, and $48 thousand in ATM network fees.
•Net gains on sales of loans held for sale. The Company mitigates long-term interest rate risk by selling qualifying residential loans to the secondary market. In an effort to utilize some excess liquidity along with the rapid increase in the 10-year treasury rate in 2022 and the related impact on the pricing of loans held for sale, management reduced the volume of loan sales in 2022 compared to 2021. Residential mortgage loans totaling $25.8 million and $60.2 million were sold during the three and nine months ended September 30, 2022, respectively, compared to sales of $79.1 million and $164.2 million during the same periods in 2021, respectively. The decrease of $1.5 million and $3.2 million in net gains on sales of loans held for sale for the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021 reflects the lower sales volumes and lower premiums obtained on those sales.
•Income from Company-owned life insurance. The Company purchased $5.8 million of Company owned life insurance covering select officers of Union during the fourth quarter of 2021. In addition, $77 thousand was received in proceeds from a death benefit, resulting in increased income for the nine months ended September 30, 2022, compared to the same period in 2021.
•(Expense) income from MSRs, net. Income from MSRs is derived from servicing rights acquired through the sale of loans where servicing is retained. Capitalized servicing rights are initially recorded at fair value and amortized in proportion to, and over the period of, the future estimate of servicing the underlying mortgages. The amortization of MSRs exceeded new capitalized MSRs for the three and nine months ended September 30, 2022 which resulted in expense of $73 thousand and $362 thousand, respectively.
•Other income. The increase in Other income during the nine month comparison period primarily reflects prepayment penalties received from the early payoff of loans. The Company received $90 thousand in prepayment penalties for the nine months ended September 30, 2022 compared to $25 thousand for the nine months ended September 30, 2021.

Union Bankshares, Inc. Page 33

•Net (losses) gains on other investments. Participants in the 2020 Amended and Restated Nonqualified Excess Plan elect to defer receipt of current compensation from the Company or its subsidiary and select designated reference investments consisting of investment funds. The performance of those funds, over which the Company has no control, resulted in net losses of $60 thousand and $120 thousand for the three and nine months ended September 30, 2022, respectively, compared to net losses of $1 thousand and net gains of $58 thousand for the same periods in 2021, respectively.

Noninterest Expense. The following table sets forth the components of noninterest expense and changes between the three and nine month comparison periods ended September 30, 2022 and 2021:

	For The Three Months Ended September 30,				For the Nine Months Ended September 30,
	2022	2021	$ Variance	% Variance	2022	2021	$ Variance	% Variance
	(Dollars in thousands)
Salaries and wages	$3,575	$3,918	$(343)	(8.8)	$10,505	$10,554	$(49)	(0.5)
Employee benefits	1,154	1,192	(38)	(3.2)	3,754	3,564	190	5.3
Occupancy expense, net	448	425	23	5.4	1,437	1,429	8	0.6
Equipment expense	948	872	76	8.7	2,798	2,542	256	10.1
Professional fees	247	191	56	29.3	680	709	(29)	(4.1)
FDIC insurance assessment	179	221	(42)	(19.0)	452	577	(125)	(21.7)
Advertising and public relations	161	127	34	26.8	439	373	66	17.7
Vermont franchise tax	274	249	25	10.0	803	712	91	12.8
Legal fees	18	25	(7)	(28.0)	40	88	(48)	(54.5)
Trust department expenses	100	94	6	6.4	292	258	34	13.2
Travel and entertainment	63	41	22	53.7	126	77	49	63.6
Amortization of core deposit intangible	—	—	—	—	—	71	(71)	(100.0)
ATM and debit card expense	260	243	17	7.0	717	665	52	7.8
Other losses	17	49	(32)	(65.3)	36	74	(38)	(51.4)
Other expenses	922	902	20	2.2	2,696	2,697	(1)	—
Total noninterest expense	$8,366	$8,549	$(183)	(2.1)	$24,775	$24,390	$385	1.6

The significant changes in noninterest expense for the three and nine months ended September 30, 2022 compared to the same periods in 2021 are described below:
•Salaries and wages. Salaries and wages decreased by $343 thousand and $49 thousand for the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021. The decrease is primarily due to employee turnover and the increased number of open positions that resulted during 2022, a reduction in commissions earned by mortgage loan originators and the deferral of loan origination costs, partially offset by annual salary adjustments. Salaries and wages are reduced by deferred loan origination costs at the time of origination. Deferred loan origination costs reduced salaries and wages by $45 thousand and $129 thousand for the three and nine months ended September 30, 2022, respectively, compared to an increase of $137 thousand and a decrease of $70 thousand for the same periods in 2021, respectively. The variance in deferred loan origination costs for 2022 compared to 2021 is primarily attributable to the timing of origination and forgiveness of PPP loans during 2021 and 2022.
•Employee benefits. Employee benefit expense decreased by $38 thousand for the three months ended September 30, 2022 and increased by $190 thousand for the nine months ended September 30, 2022, compared to the same periods in 2021. These variances were primarily due to increases of $30 thousand and $319 thousand in the Company's medical and dental plans for the three and nine month comparison periods, respectively, and decreases of $53 thousand and $146 thousand in employee benefits related to the Company's deferred compensation plans for the three and nine month comparison periods, respectively.
•Occupancy expense, net. The increase in occupancy expense for the three and nine month comparison periods primarily relates to increases in depreciation, utilities, taxes and repair and maintenance expenses due in part to the opening of a new full service branch location in the fourth quarter of 2021. These increases were partially offset by a $108 thousand loss recognized due to the disposition of a branch location during the second quarter of 2021.

Union Bankshares, Inc. Page 34

•Equipment expense. Equipment expenses increased between periods primarily due to increases of $62 thousand and $255 thousand in software license and maintenance costs and computer operations expense for the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021.
•Professional fees. Professional fees increased by $56 thousand for the three months ended September 30, 2022 due to engagement of additional consultants compared to the same period in 2021. However, during the first half of 2021, additional consultants were engaged to assist with employment searches and other advisory services that were not utilized in 2022, resulting in a decrease of $29 thousand for the nine months ended September 30, 2022 compared to the same period in 2021.
•FDIC insurance assessment. The FDIC assessment rate decreased resulting in a decrease in expense for the three and nine months ended September 30, 2022 compared to the same periods in 2021.
•Advertising and public relations. The increase in advertising and public relations costs primarily related to advertising campaigns and product specific advertising in 2022 that did not occur in 2021.
•Vermont franchise tax. The increase in expense between the three and nine month comparison periods of 2021 and 2022 is due to the increase in average deposit balances for customer accounts allocated to Vermont.
•Legal fees. The decrease in legal fees for the three and nine month comparison periods primarily relates to recoveries received from borrowers for legal fees expensed in prior years.
•Trust department expenses. The increase is primarily attributable to the growth in managed fiduciary accounts and the associated data processing and professional services. In addition, consulting services were engaged in 2022 that were not utilized in 2021.
•Travel and entertainment. The Company has resumed business travel, intercompany travel and events that were suspended due to the economic disruption caused by COVID-19, resulting in increased expense of $22 thousand and $49 thousand for the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021.
•Amortization of core deposit intangible. The core deposit intangible was fully amortized in the second quarter of 2021 resulting in no amortization expense in 2022.
•ATM and debit card expenses. The increase between comparison periods relates to increases in the volume of ATM and debit card transactions and new card issuance costs.
•Other losses. Losses were recorded related to business debit card fraud during the third quarter 2021 resulting in a decrease in expense between the three and nine month comparison periods of 2021 and 2022.
Provision for Income Taxes. The Company has provided for current and deferred federal income taxes for the three and nine months ended September 30, 2022 and 2021. The Company's net provision for income taxes was $783 thousand and $1.8 million, for the three and nine months ended September 30, 2022, respectively, compared to $874 thousand and $2.0 million for the same periods in 2021, respectively. The Company's effective federal corporate income tax rate was 16.6% and 16.1% for the three and nine months ended September 30, 2022, respectively, compared to 17.9% and 16.6% for the same periods in 2021, respectively.
Amortization expense related to limited partnership investments is included as a component of tax expense and amounted to $316 thousand and $864 thousand for the three and nine months ended September 30, 2022, respectively, and $238 thousand and $739 thousand for the same periods in 2021, respectively. These investments provide tax benefits, including tax credits. Low income housing and rehabilitation tax credits with respect to limited partnership investments are also included as a component of income tax expense and amounted to $310 thousand and $833 thousand for the three and nine months ended September 30, 2022, respectively, and $241 thousand and $723 thousand for the three and nine months ended September 30, 2021, respectively.

FINANCIAL CONDITION
At September 30, 2022, the Company had total consolidated assets of $1.30 billion, including gross loans and loans held for sale (total loans) of $941.2 million, investment securities AFS of $240.1 million, deposits of $1.20 billion, subordinated notes of $16.2 million and stockholders' equity of $49.7 million. The Company’s total assets at September 30, 2022 increased $94.9 million, or 7.9%, from $1.21 billion at December 31, 2021, and increased $142.0 million, or 12.3%, compared to September 30, 2021.
Net loans and loans held for sale increased $140.9 million, or 17.8%, to $934.2 million, representing 71.8% of total assets at September 30, 2022, compared to $793.2 million, or 65.8% of total assets at December 31, 2021. (See Loans Held for Sale and Loan Portfolio below.)

Union Bankshares, Inc. Page 35

Total deposits increased $101.3 million, or 9.3%, to $1.20 billion at September 30, 2022, from $1.10 billion at December 31, 2021. There were increases in noninterest bearing deposits of $72.6 million, or 27.4%, and time deposits of $30.0 million, or 28.1%, which were partially offset by a decrease in interest bearing deposits of $1.3 million, or 0.2%. (See average balances and rates in the Yields Earned and Rates Paid table on pages 30 and 31.)
In August 2021, the Company completed the private placement of $16.5 million in aggregate principal amount of fixed-to-floating rate subordinated notes due 2031 (the "Notes") to certain qualified institutional buyers and accredited investors. The Notes are presented in the consolidated balance sheets net of unamortized issuance costs of $304 thousand and $329 thousand at September 30, 2022 and December 31, 2021, respectively.
Stockholders’ equity decreased from $84.3 million at December 31, 2021 to $49.7 million at September 30, 2022, reflecting an increase of $39.4 million in accumulated other comprehensive loss due to a decrease in the fair market value of the Company's AFS investment securities, cash dividends declared of $4.7 million and stock repurchases of $79 thousand during the nine months ended September 30, 2022. These decreases were partially offset by net income of $9.2 million for the first nine months of 2022, an increase of $359 thousand from stock based compensation and a $42 thousand increase due to the issuance of common stock under the DRIP. (See Capital Resources on page 44.)

Loans Held for Sale and Loan Portfolio. Total loans (including loans held for sale) increased $140.3 million, or 17.5%, to $941.2 million, representing 72.4% of assets at September 30, 2022, from $800.9 million, representing 66.4% of assets at December 31, 2021. The total loan portfolio at September 30, 2022 increased $151.2 million compared to the September 30, 2021 level of $790.0 million, which represented 68.2% of assets. The Company’s loans consist primarily of adjustable-rate and fixed-rate mortgage loans secured by one-to-four family, multi-family residential or commercial real estate. Real estate secured loans represented $806.4 million, or 85.7% of total loans at September 30, 2022 and $670.6 million, or 83.7% of total loans at December 31, 2021. The Company had 11 and 154 PPP loans totaling $958 thousand and $13.6 million classified as commercial loans as of September 30, 2022 and December 31, 2021, respectively. Changes in the Company's loan portfolio from December 31, 2021 (see table below) resulted primarily from an increase in the volume of residential, construction, commercial real estate and municipal loans originated, partially offset by a decrease in the commercial portfolio related to PPP loan forgiveness.
The composition of the Company's loan portfolio, including loans held for sale, as of September 30, 2022 and December 31, 2021 was as follows:

	September 30, 2022		December 31, 2021
Loan Class	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential real estate	$326,769	34.7	$246,827	30.8
Construction real estate	98,989	10.5	65,149	8.1
Commercial real estate	377,458	40.1	344,816	43.1
Commercial	42,228	4.5	49,788	6.2
Consumer	2,129	0.2	2,376	0.3
Municipal	90,475	9.6	78,094	9.8
Loans held for sale	3,143	0.4	13,829	1.7
Total loans	941,191	100.0	800,879	100.0
Allowance for loan losses	(8,340)		(8,336)
Unamortized net loan costs	1,304		705
Net loans and loans held for sale	$934,155		$793,248
The Company originates and sells qualified residential mortgage loans in various secondary market avenues to mitigate long-term interest rate risk and generate fee income, with a majority of sales made to the FHLMC/Freddie Mac, generally with servicing rights retained. At September 30, 2022, the Company serviced a $961.9 million residential real estate mortgage portfolio, of which $3.1 million was held for sale and approximately $631.9 million of which was serviced for unaffiliated third parties.
In an effort to utilize some excess liquidity during the first half of 2022 and in light of the impact on the pricing of loans resulting from the rapid increase in the 10-year treasury rate in 2022, the Company elected to retain the majority of residential real estate loans originated in the first nine months of 2022. The Company sold $60.2 million of qualified residential real estate loans to the secondary market during the first nine months of 2022 compared to sales of $164.2 million during the first nine months of 2021. Residential mortgage loan origination activity continued to be stable during the third quarter of 2022,

Union Bankshares, Inc. Page 36

consisting of both refinancing and purchase activity, although there has been a decline in refinancing activity with the increase in interest rates. Despite low housing inventory, purchase activity in the Company's markets continues to be stable with an increase in construction loan activity. The Company originates and sells FHA, VA, and RD residential mortgage loans, and also has an Unconditional Direct Endorsement Approval from HUD which allows the Company to approve FHA loans originated in any of its Vermont or New Hampshire markets without needing prior HUD underwriting approval. The Company sells FHA, VA and RD loans as originated with servicing released. Some of the government backed loans qualify for zero down payments without geographic or income restrictions. These loan products increase the Company's ability to serve the borrowing needs of residents in the communities served, including low and moderate income borrowers, while the loan sales and government guaranty mitigate the Company's exposure to credit risk.
The Company also originates commercial real estate and commercial loans under various SBA, USDA and State sponsored programs which provide a government agency guaranty for a portion of the loan amount. There was $4.0 million guaranteed under these various programs at September 30, 2022 on an aggregate balance of $5.1 million in subject loans. This includes $958 thousand of PPP loans that are guaranteed 100% by SBA, subject to borrower eligibility requirements. The Company occasionally sells the guaranteed portion of a loan to other financial institutions and retains servicing rights, which generates fee income. There were no commercial loans sold in the first nine months of 2022 and 2021. The Company recognizes gains and losses on the sale of the principal portion of these loans as they occur.
The Company serviced $25.4 million of commercial and commercial real estate loans for unaffiliated third parties as of September 30, 2022. This included $24.0 million of commercial or commercial real estate loans the Company originated and participated out to other financial institutions. These loans were participated in the ordinary course of business on a nonrecourse basis, for liquidity or credit concentration management purposes.
The Company capitalizes MSRs for all loans sold with servicing retained. The unamortized balance of MSRs on loans sold with servicing retained was $2.1 million at September 30, 2022, with an estimated market value in excess of the carrying value as of such date. Management periodically evaluates and measures the servicing assets for impairment.
Qualifying residential first mortgage loans and certain commercial real estate loans with a carrying value of $271.6 million were pledged as collateral for borrowings from the FHLB under a blanket lien at September 30, 2022.

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
The region's economic environment continues to see signs of improvement and the states of Vermont and New Hampshire have been fully opened since June 2021, after the COVID-19 pandemic closure of large segments of the economy. There is demand for leisure travel and dining out which is supporting the region's tourist and restaurant industries; however, the industries are also facing some challenges due to workforce participation that continues to lag, supply chain delays and inflation. Demand for homes continues to be strong with the general safety and desirability of the region and the increased ability of working remotely. The Company’s management is focused on the lingering impact of COVID-19 on its borrowers and closely monitors industry and geographic concentrations, specifically the continuing impact on the region's tourist and restaurant industries. The Vermont unemployment rate was reported at 2.1% for September 2022 compared to 2.4% for September 2021 and the New Hampshire unemployment rate was 2.2% for September 2022 compared to 2.9% for September 2021. These rates compare favorably with the nationwide unemployment rate of 3.5% and 4.8%, respectively, for the comparable periods. Management will continue to monitor the national, regional and local economic environment in relation to COVID-19 and its impact on unemployment, business outlook and real estate values in the Company’s market area.

Union Bankshares, Inc. Page 37

Repossessed assets, nonaccrual loans, and loans that are 90 days or more past due are considered to be nonperforming assets. The following table details the composition of the Company's nonperforming assets and amounts utilized to calculate certain asset quality ratios monitored by the Company's management as of the balance sheet dates and September 30, 2021:

	September 30, 2022	December 31, 2021	September 30, 2021
	(Dollars in thousands)
Nonaccrual loans	$1,381	$4,650	$5,667
Loans past due 90 days or more and still accruing interest	308	98	43
Total nonperforming loans	1,689	4,748	5,710
OREO	—	—	47
Total nonperforming assets	$1,689	$4,748	$5,757

Guarantees of U.S. or state government agencies on the above nonperforming loans	$131	$113	$72
TDR loans	$1,757	$2,215	$2,766
Allowance for loan losses	$8,340	$8,336	$8,561
Net recoveries	$(4)	$(65)	$(65)
Total loans outstanding	$941,191	$800,879	$790,007
Total average loans outstanding	$850,869	$808,894	$817,168

Union Bankshares, Inc. Page 38

The following table shows trends of certain asset quality ratios monitored by the Company's management as of the balance sheet dates and September 30, 2021:

	September 30, 2022	December 31, 2021	September 30, 2021
	(Dollars in thousands)
Allowance for loan losses to total loans outstanding	0.89%	1.04%	1.08%
Allowance for loan losses to nonperforming loans	493.78%	175.57%	149.93%
Allowance for loan losses to nonaccrual loans	603.91%	179.27%	151.07%
Nonperforming loans to total loans	0.18%	0.59%	0.72%
Nonperforming assets to total assets	0.13%	0.39%	0.50%
Nonaccrual loans to total loans	0.15%	0.58%	0.72%
Delinquent loans (30 days to nonaccruing) to total loans	0.54%	0.82%	0.90%
Net (recoveries) charge-offs to total average loans (annualized)	—%	(0.01)%	(0.01)%
Residential real estate	—%	(0.03)%	(0.04)%
Net (recoveries) charge-offs	$—	$(66)	$(66)
Total average loans	$292,147	$243,212	$241,838
Construction real estate	—%	—%	—%
Net (recoveries) charge-offs	$—	$—	$—
Total average loans	$66,031	$62,678	$63,823
Commercial real estate	—%	—%	—%
Net (recoveries) charge-offs	$—	$—	$—
Total average loans	$364,413	$324,101	$319,270
Commercial	—%	—%	—%
Net (recoveries) charge-offs	$(1)	$—	$—
Total average loans	$44,477	$88,626	$100,203
Consumer	(0.18)%	0.04%	0.05%
Net (recoveries) charge-offs	$(3)	$1	$1
Total average loans	$2,258	$2,608	$2,611
Municipal	—%	—%	—%
Net (recoveries) charge-offs	$—	$—	$—
Total average loans	$81,543	$87,669	$89,423

There was one residential real estate loan totaling $28 thousand in process of foreclosure at September 30, 2022 and no loans in process of foreclosure at December 31, 2021. The aggregate interest income not recognized on nonaccrual loans approximated $463 thousand as of September 30, 2022 and $504 thousand as of December 31, 2021.
The Company had loans rated substandard that were on performing status totaling $1.3 million at September 30, 2022 compared to $769 thousand at December 31, 2021. In management's view, substandard loans represent a higher degree of risk of becoming nonperforming loans in the future.
In March 2020, the federal banking agencies issued guidance, confirmed by the FASB, that certain short-term modifications made to loans to borrowers affected by the COVID-19 pandemic and government shutdown orders would not be considered TDRs under specified circumstances. As of September 30, 2022, there were no loans that remained subject to modified terms.
Allowance for Loan Losses. Some of the Company’s loan customers ultimately do not make all of their contractually scheduled payments, whether due to the effects of the COVID-19 pandemic or otherwise, requiring the Company to charge off a portion or all of the remaining principal balance due. The Company maintains an ALL to absorb such losses. The ALL is maintained at a level believed by management to be appropriate to absorb probable credit losses inherent in the loan portfolio as of the evaluation date; however, actual loan losses may vary from current estimates. The Company's policy and methodologies for establishing the ALL, described in the Company's 2021 Annual Report did not change during the first nine months of 2022. The Company's ALL was $8.3 million at September 30, 2022 and December 31, 2021.

Union Bankshares, Inc. Page 39

Management increased certain economic qualitative factors utilized to estimate the ALL during 2020 at the onset of the COVID-19 pandemic. During 2021, the economic qualitative reserve factor assigned to each loan portfolio in the ALL estimate was decreased due to continued indications of economic improvement. COVID-19 restrictions were lifted in June 2021 and the majority of borrowers that had executed loan modifications due to COVID-19 were no longer subject to modified terms. Based on these continued improving economic trends, the economic qualitative reserve factor assigned to all loan portfolios, except the municipal loan portfolio, was decreased 5 bps during the third quarter of 2022.
Impaired loans, including $1.8 million of TDR loans, were $9.6 million at September 30, 2022, with government guarantees of $344 thousand and a specific reserve amount allocated of $22 thousand. Impaired loans, including $2.2 million of TDR loans, were $6.8 million at December 31, 2021, with government guaranties of $423 thousand and a specific reserve amount allocated of $46 thousand. Based on management's evaluation of the Company's historical loss experience on substandard commercial loans, commercial loan relationships with aggregate balances greater than $500 thousand are evaluated individually for impairment, with a specific reserve allocated when warranted. Commercial loans with balances under this threshold are collectively evaluated for impairment as a homogeneous pool of loans, unless such loans are subject to a restructuring agreement or have been identified as impaired as part of a larger customer relationship. The specific reserve amount allocated to individually identified impaired loans decreased $24 thousand as a result of the September 30, 2022 impairment evaluation.
The following table reflects activity in the ALL for the three and nine months ended September 30, 2022 and 2021:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in thousands)
Balance at beginning of period	$8,340	$8,505	$8,336	$8,271
Charge-offs	—	(2)	(2)	(2)
Recoveries	—	58	6	67
Net recoveries	—	56	4	65
Provision for loan losses	—	—	—	225
Balance at end of period	$8,340	$8,561	$8,340	$8,561
The following table (net of loans held for sale) shows the internal breakdown by risk component of the Company's ALL and the percentage of loans in each category to total loans in the respective portfolios at the dates indicated:

	September 30, 2022		December 31, 2021
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential real estate	$2,246	34.8	$2,068	31.4
Construction real estate	1,108	10.6	837	8.3
Commercial real estate	3,919	40.2	4,122	43.8
Commercial	310	4.5	275	6.3
Consumer	10	0.2	11	0.3
Municipal	98	9.7	86	9.9
Unallocated	649	—	937	—
Total	$8,340	100.0	$8,336	100.0

Notwithstanding the categories shown in the table above or any specific allocation under the Company's ALL methodology, all funds in the ALL are available to absorb loan losses in the portfolio, regardless of loan category or specific allocation.
Management believes, in its best estimate, that the ALL at September 30, 2022 is appropriate to cover probable credit losses inherent in the Company’s loan portfolio as of such date. However, there can be no assurance that the Company will not sustain losses in future periods which could be greater than the size of the ALL at September 30, 2022. In addition, our banking regulators, as an integral part of their examination process, periodically review our ALL. Such agencies may require us to recognize adjustments to the ALL based on their judgments about information available to them at the time of their examination. A large adjustment to the ALL for losses in future periods could require increased provisions to replenish the ALL, which could negatively affect earnings.

Union Bankshares, Inc. Page 40

Investment Activities. During the first nine months of 2022, investment securities classified as AFS, which are carried at fair value, decreased $27.7 million to $240.1 million, comprising 18.5% of total assets, compared to $267.8 million, or 22.2% of total assets at December 31, 2021. Despite this decrease in the overall fair value of the investment portfolio, the amortized cost of investment securities classified as AFS increased $22.2 million during the first nine months of 2022. The Company used excess liquidity to increase the investment portfolio during 2021 and the first half of 2022 to obtain higher yields than what would have been earned at the Federal Funds rate.
Net unrealized losses in the Company’s AFS investment securities portfolio were $51.8 million as of September 30, 2022, compared to net unrealized losses of $2.0 million as of December 31, 2021. The Company’s accumulated OCI component of stockholders’ equity at September 30, 2022 reflected cumulative net unrealized losses on investment securities of $40.9 million. There were no securities classified as HTM at September 30, 2022 or December 31, 2021. The rapid increase in the 10-year treasury rate in 2022 has negatively impacted the fair value of the investment portfolio as this index is typically tied to mortgage-backed securities. No declines in value were deemed by management to be OTT at September 30, 2022. Deterioration in credit quality and/or imbalances in liquidity that may result from changes in financial market conditions might adversely affect the fair values of the Company’s investment portfolio and the amount of gains or losses ultimately realized on the sale of such securities and may also increase the potential that unrealized losses will be designated as OTT in future periods, resulting in write-downs and charges to earnings.
Investment securities AFS with a carrying amount of $434 thousand and $608 thousand were pledged as collateral for public unit deposits or for other purposes as required or permitted by law at September 30, 2022 and December 31, 2021, respectively.
Deposits. The following table shows information concerning the Company's average deposits by account type and weighted average nominal rates at which interest was paid on such deposits for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30, 2022			Nine Months Ended September 30, 2021
	Average Amount	Percent of Total Deposits	Average Rate	Average Amount	Percent of Total Deposits	Average Rate
	(Dollars in thousands)
Nontime deposits:
Noninterest bearing deposits	$312,331	27.2	—	$234,243	23.0	—
Interest bearing checking accounts	287,296	25.0	0.26%	247,455	24.3	0.24%
Money market accounts	249,018	21.7	0.53%	251,149	24.7	0.67%
Savings accounts	188,568	16.4	0.04%	162,933	16.0	0.07%
Total nontime deposits	1,037,213	90.3	0.20%	895,780	88.0	0.27%
Total time deposits	111,202	9.7	0.60%	121,639	12.0	0.86%
Total deposits	$1,148,415	100.0	0.24%	$1,017,419	100.0	0.34%
During the first nine months of 2022, average total deposits grew $131.0 million, or 12.9%, compared to the nine months ended September 30, 2021, with growth in all categories except time deposits and money market accounts. The increase in average balances for nontime deposits was attributable to customer's receipt of government stimulus payments, and the general reduction in spending by customers due to COVID-19. The average balances of time deposits decreased due to the maturing of higher rate paying time deposit accounts, with customers primarily transferring those funds into other deposit accounts.
The Company participates in CDARS, which permits it to offer full deposit insurance coverage to its customers by exchanging deposit balances with other CDARS participants. CDARS also provides the Company with an additional source of funding and liquidity through the purchase of deposits. There were no purchased CDARS deposits as of September 30, 2022 or December 31, 2021. There were $12.2 million and $13.6 million of time deposits of $250,000 or less on the balance sheet at September 30, 2022 and December 31, 2021, respectively, which were exchanged with other CDARS participants.
The Company also participates in the ICS program, a service through which it can offer its customers demand or savings products with access to unlimited FDIC insurance, while receiving reciprocal deposits from other FDIC-insured banks. Like the exchange of certificate of deposit accounts through CDARS, exchange of demand or savings deposits through ICS provides a depositor with full deposit insurance coverage of excess balances, thereby helping the Company retain the full amount of the deposit on its balance sheet. As with the CDARS program, in addition to reciprocal deposits, participating banks may also purchase one-way ICS deposits. There were $131.8 million and $155.3 million in exchanged ICS demand and money market deposits on the balance sheet at September 30, 2022 and December 31, 2021, respectively. There were no purchased ICS deposits at September 30, 2022 or December 31, 2021.

Union Bankshares, Inc. Page 41

At September 30, 2022 there were $32.0 million of retail brokered deposits at a rate of 2.40% issued under a master certificate of deposit program with a deposit broker for the purpose of providing a supplemental source of funding and liquidity. These deposits matured in October 2022 and were replaced with $33.0 million of retail brokered deposits at a rate of 3.45% for a three month term. There were no retail brokered deposits at December 31, 2021.
The following table provides a maturity distribution of the Company’s time deposits in amounts in excess of the $250 thousand FDIC insurance limit at September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
	(Dollars in thousands)
Within 3 months	$5,053	$4,249
3 to 6 months	1,011	5,576
6 to 12 months	5,454	4,536
Over 12 months	4,239	1,862
	$15,757	$16,223
A provision of the Dodd-Frank Act permanently raised FDIC deposit insurance coverage to $250 thousand per depositor per insured depository institution for each account ownership category. Uninsured deposits have been estimated to include deposits with balances greater than the FDIC insurance coverage limit of $250 thousand. This estimate is based on the same methodologies and assumptions used for regulatory reporting requirements. At September 30, 2022, the Company had estimated uninsured deposit accounts totaling $405.0 million, or 33.9% of total deposits. Uninsured deposits include $30.4 million of municipal deposits that were collateralized under applicable state regulations by investment securities or letters of credit issued by the FHLB at September 30, 2022, as described below under Borrowings.
Borrowings. Advances from the FHLB are another key source of funds to support earning assets. These funds are also used to manage the Bank's interest rate and liquidity risk exposures. The Company's borrowed funds at September 30, 2022 were comprised of borrowings from the FHLB of $25.0 million at a weighted average rate of 3.09%. At December 31, 2021, there were no borrowings.
The Company has the authority, up to its available borrowing capacity with the FHLB, to collateralize public unit deposits with letters of credit issued by the FHLB. FHLB letters of credit in the amount of $42.5 million and $37.5 million were utilized as collateral for these deposits at September 30, 2022 and December 31, 2021, respectively. Total fees paid by the Company in connection with the issuance of these letters of credit were $8 thousand and $23 thousand for the three and nine months ended September 30, 2022 respectively, and $23 thousand and $39 thousand for the three and nine months ended September 30, 2021, respectively.
In August 2021, the Company completed the private placement of $16.5 million in aggregate principal amount of fixed-to-floating rate subordinated notes due 2031 to certain qualified institutional buyers and accredited investors. The Notes initially bear interest, payable semi-annually, at the rate of 3.25% per annum, until September 1, 2026. From and including September 1, 2026, the interest rate applicable to the outstanding principal amount due will reset quarterly to the then current three-month secured overnight financing rate (SOFR) plus 263 basis points. The Notes are presented in the consolidated balance sheets net of unamortized issuance costs of $304 thousand and $329 thousand at September 30, 2022 and December 31, 2021, respectively.

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

Union Bankshares, Inc. Page 42

The following table details the contractual or notional amount of financial instruments that represented credit risk at the balance sheet dates:

	September 30, 2022	December 31, 2021
	(Dollars in thousands)
Commitments to originate loans	$32,217	$48,910
Unused lines of credit	192,796	168,442
Standby and commercial letters of credit	1,729	2,158
Credit card arrangements	224	170
FHLB Mortgage Partnership Finance credit enhancement obligation, net	826	818
Commitment to purchase investment in a real estate limited partnership	—	4,574
Total	$227,792	$225,072
Commitments to originate loans are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Loan commitments generally have a fixed expiration date or other termination clause and may require payment of a fee. Since many of the loan commitments are expected to expire without being drawn upon and not all credit lines will be utilized, the total commitment amounts do not necessarily represent future cash requirements. Lines of credit incur seasonal volume fluctuations due to the nature of some customers' businesses, such as tourism. The increase in unused lines of credit at September 30, 2022 compared to December 31, 2021 is primarily related to an increase in unused residential construction lines of credit of $25.7 million.
The Company did not hold any derivative or hedging instruments at September 30, 2022 or December 31, 2021.
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
As of September 30, 2022, Union, as a member of FHLB, had access to unused lines of credit up to $101.3 million over and above the $68.4 million in combined outstanding FHLB borrowings and other credit, subject to collateralization and to the purchase of required FHLB Class B common stock and evaluation by the FHLB of the underlying collateral available. This line of credit can be used for either short-term or long-term liquidity or other funding needs.
Union also maintains an IDEAL Way Line of Credit with the FHLB. The total line available was $551 thousand at September 30, 2022. There were no borrowings against this line of credit as of such date. Interest on this line is chargeable at a rate determined by the FHLB and payable monthly. Should Union utilize this line of credit, qualified portions of the loan and investment portfolios would collateralize these borrowings.
In addition to its borrowing arrangements with the FHLB, Union maintains a pre-approved federal funds line of credit totaling $15.0 million with an upstream correspondent bank, a master brokered deposit agreement with a brokerage firm, and one-way buy options with CDARS and ICS. In addition to the funding sources available to Union, the Company maintains a $5.0 million revolving line of credit with a correspondent bank. At September 30, 2022, there were no purchased ICS or CDARS deposits, $32.0 million in retail brokered deposits issued under a master certificate of deposit program with a broker, and no outstanding advances on the Union or Company correspondent lines.
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

Union Bankshares, Inc. Page 43

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
In August 2021, the Company completed the private placement of $16.5 million in aggregate principal amount of fixed-to-floating rate subordinated notes due 2031 to certain qualified institutional buyers and accredited investors. The Notes are structured to qualify as Tier 2 capital for the Company under bank regulatory capital guidelines. Proceeds from the sale of the Notes were utilized primarily to provide additional capital to Union to support its growth and for other general corporate purposes.
Stockholders’ equity decreased from $84.3 million at December 31, 2021 to $49.7 million at September 30, 2022, reflecting an increase of $39.4 million in accumulated other comprehensive loss due to a decrease in the fair market value of the Company's AFS investment securities, cash dividends declared of $4.7 million and stock repurchases of $79 thousand during the nine months ended September 30, 2022. These decreases were partially offset by net income of $9.2 million for the first nine months of 2022, an increase of $359 thousand from stock based compensation and a $42 thousand increase due to the issuance of common stock under the DRIP. The components of other comprehensive loss are illustrated in Note 10 of the unaudited consolidated financial statements.
The Company has 7,500,000 shares of $2.00 par value common stock authorized. As of September 30, 2022, the Company had 4,970,509 shares issued, of which 4,495,887 were outstanding and 474,622 were held in treasury.
In January 2022, the Company's Board reauthorized for 2022 the limited stock repurchase plan that was initially established in May of 2010. The limited stock repurchase plan allows the repurchase of up to a fixed number of shares of the Company's common stock each calendar quarter in open market purchases or privately negotiated transactions, as management deems advisable and as market conditions may warrant. The repurchase authorization for a calendar quarter (currently 2,500 shares) expires at the end of that quarter to the extent it has not been exercised, and is not carried forward into future quarters. The quarterly repurchase authorization expires on December 31, 2022, unless reauthorized. The Company repurchased 2,650 shares under this program during the first nine months of 2022 at a total cost of $79 thousand.
The Company maintains a DRIP whereby registered stockholders may elect to reinvest cash dividends and make optional cash contributions to purchase additional shares of the Company's common stock. The Company has reserved 200,000 shares of its common stock for issuance and sale under the DRIP. As of September 30, 2022, 6,896 shares of stock had been issued from treasury stock under the DRIP.
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
The Economic Growth, Regulatory Relief and Consumer Protection Act of 2018 directed the federal banking regulators to adopt rules providing for a simplified regulatory capital framework for qualifying community banking organizations. In September 2019, the banking regulators finalized a rule that introduced the community bank leverage ratio ("CBLR") framework as an optional simplified measure of capital adequacy for qualifying institutions. Beginning with the March 31, 2020 regulatory capital calculation, a banking organization with a Tier I leverage ratio greater than 9.0%, less than $10 billion in average consolidated assets, and limited amounts of off-balance sheet exposures and trading assets and liabilities may opt into the CBLR framework and will be deemed "well capitalized" and will not be required to report or calculate risk-based capital. A community banking organization that does not meet the requirements for use of the simplified CBLR framework will continue to calculate its regulatory capital ratios under standard guidelines. As of September 30, 2022, the Tier I leverage ratios for the Company and Union were 6.75% and 7.96%, respectively.

Union Bankshares, Inc. Page 44

As shown in the table below, as of September 30, 2022, both the Company and Union met all capital adequacy requirements to which they are subject and Union exceeded the requirements for a "well capitalized" bank under the FDIC's Prompt Corrective Action framework. There were no conditions or events between September 30, 2022 and the date of this report that management believes have changed either company’s regulatory capital category.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of September 30, 2022	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Company:
Total capital to risk weighted assets	$112,978	13.69%	$66,021	8.00%	N/A	N/A
Tier I capital to risk weighted assets	88,442	10.72%	49,501	6.00%	N/A	N/A
Common Equity Tier 1 to risk weighted assets	88,442	10.72%	37,126	4.50%	N/A	N/A
Tier I capital to average assets	88,442	6.75%	52,410	4.00%	N/A	N/A

Union:
Total capital to risk weighted assets	$112,525	13.65%	$65,949	8.00%	$82,436	10.00%
Tier I capital to risk weighted assets	104,185	12.64%	49,455	6.00%	65,940	8.00%
Common Equity Tier 1 to risk weighted assets	104,185	12.64%	37,091	4.50%	53,576	6.50%
Tier I capital to average assets	104,185	7.96%	52,354	4.00%	65,443	5.00%
Dividends paid by Union are the primary source of funds available to the Company for payment of dividends to its stockholders. Union is subject to certain requirements imposed by federal banking laws and regulations, which among other things, establish minimum levels of capital and restrict the amount of dividends that may be distributed by Union to the Company.
Cash dividends of $0.35 per share were paid during the third quarter of 2022 and were declared for the fourth quarter, payable on November 3, 2022 to stockholders of record on October 29, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Omitted, in accordance with the regulatory relief available to smaller reporting companies in SEC Release Nos. 33-10513 (effective September 10, 2018).

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer, with the assistance of the Disclosure Control Committee, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2022. Based on this evaluation they concluded that those disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files with the Commission is accumulated and communicated to the Company’s management, including its principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required information.
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

Union Bankshares, Inc. Page 45

Item 1A. Risk Factors
There have been no material changes in the risk factors discussed in Part I-Item 1A, "Risk Factors" in the Company’s 2021 Annual Report since the date of the filing of that report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The Company did not issue any unregistered shares during the quarter ended September 30, 2022.
There were no repurchases of the Company's equity securities during the quarter ended September 30, 2022.

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
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the unaudited consolidated balance sheets, (ii) the unaudited consolidated statements of income for the three and nine months ended September 30, 2022 and 2021, (iii) the unaudited consolidated statements of comprehensive income for the three and nine months ended September 30, 2022 and 2021, (iv) the unaudited consolidated statements of changes in stockholders' equity, (iv) the unaudited consolidated statements of cash flows and (v) related notes.

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

Union Bankshares, Inc.

November 14, 2022	/s/ David S. Silverman
David S. Silverman
Director, President and Chief Executive Officer

November 14, 2022	/s/ Karyn J. Hale
Karyn J. Hale
Chief Financial Officer
(Principal Financial Officer)

Union Bankshares, Inc. Page 46

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

101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the unaudited consolidated balance sheets, (ii) the unaudited consolidated statements of income for the three and nine months ended September 30, 2022 and 2021, (iii) the unaudited consolidated statements of comprehensive income for the three and nine months ended September 30, 2022 and 2021, (iv) the unaudited consolidated statements of changes in stockholders' equity, (iv) the unaudited consolidated statements of cash flows and (v) related notes.

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