Form 10-K
period 2022-12-31
UNION BANKSHARES INC
filed 2023-03-24
CIK 706863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2022	Commission file number	001-15985
UNION BANKSHARES, INC.

(State or Other Jurisdiction of Incorporation or Organization)	VT	03-0283552	(I.R.S. Employer Identification No.)
P.O. BOX 667
20 LOWER MAIN STREET
MORRISVILLE, VT 05661-0667
(Address of Principal Executive Offices)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards proviced pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒
The aggregate market value of the common stock held by non-affiliates of the registrant on June 30, 2022 was $104,500,623 based on the closing price on the NASDAQ Stock Market LLC on such date of $26.15 per share. For purposes of this calculation, all directors, executive officers, and named executives of the Registrant are assumed to be affiliates. Such assumption, however, shall not be deemed to be an admission of such status as to any such individual.
On February 28, 2023, there were 4,509,425 shares of common stock, $2.00 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Specifically designated portions of the following documents are incorporated by reference in the indicated Part of this Annual Report on Form 10-K:

Document	Part
Portions of the Proxy Statement for the 2023 Annual Meeting of Shareholders	III

UNION BANKSHARES, INC.

____________________

(a)The information required by Part III Items 10, 11, 12, 13 and 14 is incorporated herein by reference, in whole or in part, from the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 17, 2023. The incorporation by reference herein of portions of the Proxy Statement shall not be deemed to specifically incorporate by reference the information referred to in Items 407(d)(1)-(3) of Regulation S-K or the information required to be included in the Proxy Statement pursuant to Item 402(v) of Regulation S-K. Incorporation by reference of this report into any registration statement filed by the Company under the Securities Act of 1933, as amended shall not be deemed to incorporate by reference the information referred to in Item 201(e) of Regulation S-K.

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
Factors that may cause results or performance to differ materially from those expressed in forward-looking statements include, but are not limited to:
•interest rate risk, including the effects of recent and anticipated rate increases by the Federal Reserve;
•fluctuations in the values of the securities held in our securities portfolio as the result of rising interest rates, which has resulted in unrealized losses in our securities portfolios;
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
•new or revised accounting standards, including as a result of the implementation of the new Current Expected Credit Loss (CECL) standard, which became effective for the Company on January 1, 2023;
•the ability to successfully manage liquidity risk, which may increase the dependence on non-core funding sources such as brokered deposits, and negatively impact our cost of funds;
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
•increased cybersecurity threats;
•disruptions in financial markets caused by high profile bank failures and actual or proposed responsive measures by federal or state governments or banking regulators, including increases in our deposit insurance assessments;
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
The Company's business is that of a community bank in the financial services industry. The Company has one definable business segment, Union Bank, which provides full retail, commercial, municipal banking, and wealth management and trust services throughout its 18 banking offices, three loan centers, and several ATMs covering northern Vermont and northern New Hampshire. Also, many of Union's services are provided via the telephone, mobile devices, and through its website, www.ublocal.com. Union seeks to make a profit for the Company while providing quality retail banking services to individuals and commercial banking services to small and medium sized business corporations, limited liability companies, partnerships, and sole proprietorships, as well as nonprofit organizations, local municipalities and school districts within its market area.
The Company's income is derived principally from interest and fees on loans and earnings on other investments. Its primary expenses arise from interest paid on deposits and borrowings, salaries and wages, health insurance and other employee benefits and other general overhead expenses, including occupancy and equipment expenses. Our profitability depends primarily on net interest income, which is the difference between interest and dividend income on interest-earning assets and interest expense on interest-bearing liabilities. Interest-earning assets include loans, investment securities, and interest-earning deposits in banks. Interest-bearing liabilities primarily include customer deposit accounts, brokered deposits, subordinated notes and other borrowings. Net interest income is dependent upon the level of interest rates and the extent to which such rates change, as well as changes in the volume of various categories of assets and liabilities. Our profitability is also dependent on the level of noninterest income (primarily gains on sale of real estate loans, loan servicing income, and service fees), provision for loan losses, noninterest expenses and income taxes. Our operations and profitability are subject to changes in interest rates, applicable statutes and regulations, changes in corporate tax rates, general economic conditions, the competitive environment, as well as other factors beyond our control.
Human Capital. Our employees play a vital role in our company-wide vision of delivering the best banking experience to all of our customers, employees, communities, and shareholders. As of December 31, 2022, Union employed 188 full time employees. Guided by our core values, we are committed to creating a company culture where everyone is included and respected, and where we support each other in reaching our full potential. To attract, engage, and retain top talent, we strive to create a supportive workplace, with opportunities for our employees to grow and develop in their careers. We provide numerous training and development opportunities, as well as a robust tuition reimbursement program. We are also deeply committed to the health and well-being of our employees. This includes market-competitive compensation, medical and dental insurance, paid time off, life insurance, short term and long-term disability, and a 401(k) plan. We maintain a number of human resources and other policies, including a harassment and retaliation policy, to promote a workplace that is safe for all and supports a culture where people feel they can report incidents that threaten that safety. In addition, we have a confidential whistleblower program that forwards complaints to the audit committee and the Board of Directors, and we will work to take necessary action as quickly as possible after a complaint is received. We also prohibit discrimination on the grounds of race, color, religion, sex, sexual orientation (including gender identity and gender expression), national origin, citizenship status, age, disability, genetic information, or veteran status. We employ based on talent and potential for professional growth, and we value a diversity of backgrounds and ideas.

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
•Online cash management services, including account reconciliation, credit card depository, Automated Clearing House (ACH) origination, wire transfers and night depository;
•Merchant credit card services for the deposit and immediate credit of sales drafts;
•Remote deposit capture for merchants;
•Online mortgage applications;

•Online consumer deposit account opening;
•Business checking accounts;
•Standby letters of credit, bank checks or money orders, and safe deposit boxes;
•ATM services;
•Debit MasterCard and ATM cards;
•Telephone, internet, and mobile banking services, including bill pay;
•Home improvement loans and overdraft checking privileges against preauthorized lines of credit;
•Retail depository services including personal checking accounts, checking accounts with interest, savings accounts, money market accounts, certificates of deposit, IRA/SEP/KEOGH accounts and Health Savings accounts; and
•Wealth management and trust services to individuals and organizations.
Consistent with the Company's objective of serving the financial needs of individuals, businesses and others within our market areas, we seek to concentrate our assets in loans. For the year ended December 31, 2022, the Company's rate of average loans to average deposits was 75.6%. To be consistent with the requirements of prudent banking practices, adequate levels of assets are invested in high-grade securities, FDIC insured certificates of deposits, or other prudent investment alternatives such as company-owned life insurance and investments in real estate limited partnerships for affordable housing. Deposits are the primary source of funds for use in lending, investing and for other general operating purposes. In addition we obtain funds from principal repayments, sales and prepayments of loans, securities and FDIC insured certificates of deposit. Other funding sources may include brokered deposits purchased through CDARS, ICS or through other deposit brokers, and borrowings from the FHLB, correspondent banks or the Federal Reserve discount window.

Competition: The Company and Union face substantial competition for loans and deposits in northern Vermont and New Hampshire from local and regional commercial banks, savings banks, tax exempt credit unions, mortgage brokers, and financial services affiliates of bank holding companies, as well as from national financial service providers such as mutual funds, brokerage houses, insurance companies, consumer finance companies and internet banks. Within the Company's market area are branches of several commercial and savings banks that are substantially larger than Union. Union focuses on its community banking niche and on providing convenient locations, hours and modes of delivery to provide superior customer service. We have seen over the last few years, a trend by customers to turn to local community banks to fulfill their financial needs with organizations and people they know and trust. Also, as a result of COVID-19, customers have looked to perform traditional banking transactions electronically either via the internet or Union's mobile app. We are hopeful that these trends will continue. The Company seeks to capitalize upon the extensive business and personal contacts and relationships of our directors, advisory board members and officers within our communities to continue to develop our customer base, as well as relying on director and advisory board referrals, officer-originated calling programs and customer and shareholder referrals.
In order to compete with the larger financial institutions in its service area, Union capitalizes on the flexibility and local autonomy which is accorded by our independent status. This includes an emphasis on personal service, timely decision making, local promotional activity, and personal contacts and community service by our officers, directors and employees. We strive to inform the public about the strength of the franchise, the variety and flexibility of the services we offer and the strength of the local economy relative to the national economy. In addition, we provide information on financial topics of interest and strive to educate future generations by helping them to cultivate sound personal financial habits through our "Save for Success" program for children.
We compete for deposit accounts by offering customers competitive products and rates, personal service, local area expertise, convenient locations and access, and an array of financial services and products. The rapid increase in interest rates initiated by the Fed in 2022 and so far in 2023 has resulted in higher deposit rates. The unprecedented levels of liquidity experienced throughout 2020 and 2021 have essentially evaporated due to high levels of inflation, resulting in greater competitive pressures for deposits than in recent years. Union is utilizing a combination of higher rates on non-maturity deposits and time deposit specials to attract and retain customer deposits.
The competition in originating real estate and other loans comes principally from commercial banks, savings banks, mortgage banking companies and tax exempt credit unions. We compete for loan originations primarily through the interest rates and loan fees we charge, the types of loans we offer, and the efficiency and quality of services we provide. The Company emphasizes residential mortgage lending, commercial real estate and construction lending, as well as municipal loans and both conventional and SBA guaranteed commercial lending. Factors that affect our ability to compete for loans include general and local economic conditions, prevailing interest rates including the Federal Home Loan Bank rates, prime rate, and pricing volatility of the secondary loan markets. We promote an increased level of personal service and expertise within the community to position Union as a lender to small to middle market business and residential customers, which tend to be under-served by larger institutions.

Through Union's Wealth Management Group we compete for personal and institutional wealth management and trust business with trust companies, commercial banks having trust departments, investment advisory firms, brokerage firms, mutual funds and insurance companies.

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
As a bank holding company, the Company is subject to regulation, supervision and examination by the FRB under the Bank Holding Company Act of 1956, as amended (“BHCA”). As a state chartered commercial bank, Union Bank is subject to the regulation and supervision by the FDIC and the Vermont Department of Financial Regulation ("DFR").
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
While the Dodd-Frank Act is focused principally on changes to the financial regulatory system, it includes several corporate governance, disclosure and compensation provisions applicable to public companies. Those provisions include:
•A requirement that public companies solicit an advisory vote on executive compensation ("say-on-pay"), an advisory vote on the frequency of say-on-pay votes and, in the event of a merger or other extraordinary transaction, an advisory vote on certain "golden parachute" payments. The Company's last say-on-pay vote was held at the 2022 annual meeting with shareholders approving the Company's executive compensation program by a wide margin. Our next say-on-pay and say-on-frequency advisory votes are scheduled to occur at the 2025 annual meeting,

•Requirements that the SEC adopt rules directing the securities exchanges to adopt listing standards with respect to compensation committee independence and the use of consultants,
•Provisions calling for the SEC to adopt expanded disclosure requirements for annual proxy statements and other filings, particularly in the area of executive compensation, such as disclosure of pay versus performance, policies with regard to hedging transactions conducted by employees and directors, and, for public companies other than smaller reporting companies, the ratio of CEO pay to the pay of a median employee,
•Provisions requiring the adoption or revision of certain other corporate policies, such as compensation "clawback" policies providing for the recovery of executive compensation in the event of a financial restatement, and
•A provision clarifying the SEC's authority to adopt rules requiring issuers to include in their proxy statements solicitations for shareholder nominations for directors.
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
Deposit Insurance. As a member of the FDIC, the deposits of Union are insured under the Deposit Insurance Fund (“DIF”) maintained by the FDIC up to $250,000 per ownership category. Under applicable federal laws and regulations, deposit insurance premium assessments to the DIF are currently based on a supervisory risk rating system, with the most favorably rated institutions paying the lowest premiums. Under this assessment system, risk is defined and measured using an institution's supervisory ratings, combined with certain other risk measures, including certain financial ratios and long-term debt issuer ratings. For the year ended December 31, 2022, the Bank's total FDIC insurance assessment expense was $622 thousand.
Brokered Deposits. The FDICIA restricts the ability of an FDIC insured bank to accept brokered deposits unless it is a well capitalized institution under FDICIA's prompt corrective action guidelines. Union has established an account with one of its approved investment brokers to accept brokered deposits as an approved liquidity source. Additionally, Union accepts reciprocal time and money market deposits primarily through its membership with the IntraFi Network in CDARS and ICS, respectively. The Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018 allows the Company to hold reciprocal deposits up to 20 percent of total liabilities without those deposits being treated as brokered for regulatory purposes.
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
The various federal banking agencies have adopted substantially similar regulations that define the five capital categories identified by FDICIA, using the Tier 1 Capital, Common Equity Tier 1 Capital, Total Capital and Leverage Ratios as the relevant capital measures. Such regulations establish various degrees of corrective action to be taken when an institution is considered undercapitalized. Under the regulations as in effect during 2022, a “well capitalized” institution must have a Tier 1 capital ratio of at least 8.0%, a Common Equity Tier 1 ratio of 6.5%, a total capital ratio of at least 10% and a leverage ratio of at least 5% and not be subject to a capital directive order.
At December 31, 2022, Union's Tier I and Total Risk Based Capital Ratios were 12.9% and 14.0% respectively, and its Leverage Capital Ratio was 7.8%, and it is considered well capitalized under applicable regulatory guidelines in effect as of such date.
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
FDICIA also contains a variety of other provisions that may affect Union's operations, including reporting requirements, regulatory guidelines for real estate lending, “truth in savings” disclosure provisions, and a requirement to provide 90 days prior notice to customers and regulatory authorities before closing any branch. Union is subject to §112 of FDICIA, which requires an additional annual reporting to the FDIC, FRB, and DFR regarding preparation of the annual financial statements, the maintenance of an internal control structure for financial and regulatory reporting and compliance with certain designated banking laws, as well as imposition of increased responsibilities on the Company's external auditor and audit committee.

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

Interstate Banking. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 authorized an adequately capitalized and managed bank holding company to acquire banks based outside its home state, generally without regard to whether the state's law would permit the acquisition, and also authorized banks to merge across state lines thereby creating interstate branches. In addition, this Act authorized banks to acquire existing interstate branches (short of merger) or to establish new interstate branches. States were given the right, exercisable before June 1, 1997, to prohibit altogether or impose certain limitations on interstate mergers and the acquisition or establishment of interstate branches. The Dodd-Frank Act removed remaining state law impediments to de novo interstate branching. Although interstate banking and branching may have resulted in increased competitive pressures in the markets in which the Company operates, interstate branching may also present competitive opportunities for locally-owned and managed banks, such as Union, that are familiar with the local markets and that emphasize personal service and prompt, local decision-making. The ability to branch interstate has also benefited Union, as it permitted the expansion of its banking operations into New Hampshire, with the conversion of its loan production office in Littleton to a full service branch in March of 2006, the May 2011 acquisition of three New Hampshire branches, the opening of a full service branch in Lincoln in 2014, and the planned opening of a full-service branch in North Conway in 2023.
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
Taxing Authorities. The Company and Union are subject to income taxes at the Federal level and are individually subject to state taxation based on the laws of each state in which they operate. The Company and Union file a consolidated federal tax return with a calendar year end. The Company and Union have filed separate tax returns for each state jurisdiction affected for 2021 and will do the same for 2022. No tax return is currently being examined or audited by any taxing authority that the Company is aware of. The taxing authorities also regulate the information reporting requirements that Union is subject to, and which continue to increase and require resources to comply with.

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
The Company will also provide copies of this 2022 Annual Report on Form 10-K, free of charge, upon written request to its Treasurer at the Company's main address, PO Box 667, Morrisville, VT 05661-0667. Shareholder meeting materials for our 2023 Annual Meeting, including this Annual Report on Form 10-K, are available at www.materials.proxyvote.com/905400 no later than the date on which they are mailed to shareholders.

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
At December 31, 2022, approximately 44% of our loan portfolio was comprised of commercial and commercial real estate loans. In general, commercial and commercial real estate loans have historically posed greater credit risks than owner occupied residential mortgage loans. The repayment of commercial real estate loans depends on the business and financial condition of borrowers. Economic events and changes in government regulations, which we and our borrowers cannot control or reliably predict, could have an adverse impact on the cash flows generated by the businesses and properties securing our commercial and commercial real estate loans and on the values of the collateral securing those loans. Repayment of commercial loans depends substantially on the borrowers’ underlying business, financial condition and cash flows. Commercial loans are generally collateralized by equipment, inventory, accounts receivable and other fixed assets.  Compared to real estate, that type of collateral is more difficult to monitor, its value is harder to ascertain, it may depreciate more rapidly and it may not be as readily saleable if repossessed.

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

The fair value of our investment securities can fluctuate due to factors outside of our control, and impairment of investment securities could require charges to earnings, which could result in a negative impact on our results of operations.
As of December 31, 2022, the carrying value of our investment securities portfolio was approximately $250.3 million. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions in respect to the securities, defaults by the issuer or with respect to the underlying securities and changes in market interest rates and instability in the capital markets. Any of these factors, among others, could cause impairments and realized and/or unrealized losses in future periods and declines in other comprehensive income, which could have an adverse effect on our business, financial condition and results of operations.
An AFS investment security is considered impaired when it experiences a decline in fair value below its amortized cost basis. At each measurement date, we determine how much of the decline in fair value below amortized cost basis is due to credit-related factors and how much of the decline is due to noncredit-related factors. Credit-related impairment is recognized as an allowance on our balance sheet with a corresponding adjustment to earnings. Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes.

A lack of liquidity could adversely affect our operations and jeopardize our business, financial condition and results of operations.
Liquidity is essential to our business. We rely on our ability to generate deposits and effectively manage the repayment and maturity schedules of our loans and investment securities, respectively, to ensure that we have adequate liquidity to fund our operations. An inability to raise funds through deposits, borrowings, the sale of our investment securities, FHLB advances, and the sale of loans and other sources could have a substantial negative effect on our liquidity. Our most important source of funds consists of core deposits. Deposit balances can decrease when customers perceive alternative investments as providing a better risk/return tradeoff. If customers move money out of the bank and into other investments, we would lose a relatively low-cost source of funds, increasing our funding costs and reducing our net interest income and net income.

Other primary sources of funds consist of cash flows from operations and investment securities. Additional liquidity is provided by the ability to borrow from the FHLB and our ability to raise brokered deposits. We also may borrow funds from the FRB's discount window or from third-party lenders, such as other financial institutions. Our access to funding sources in amounts adequate to finance or capitalize our activities, or on terms that are acceptable to us, could be impaired by factors that affect us directly or indirectly, such as disruptions in the financial markets or negative views and expectations about the prospects for the bank or non-bank financial services industries.

As of December 31, 2022, approximately $762.7 million or, 63.46% of our deposits consisted of interest-bearing demand deposits, savings and money market accounts. Based on past experience, we believe that our deposit accounts are a relatively stable sources of funds. If we increase interest rates paid to retain deposits, our earnings may be adversely affected, which could have an adverse effect on our business, financial condition and results of operations.

If rapid loan growth were to occur and we are unable to successfully grow transactional deposits organically we will likely be required to rely on higher cost sources of funding, such as certificates of deposit, to fund continued loan growth, which could have an adverse effect on our business, financial condition and results of operations.

Any decline in available funding could adversely impact our ability to originate loans, invest in securities, meet our expenses, pay dividends to our stockholders or fulfill obligations such as repaying our borrowings or meeting deposit withdrawal demands, any of which could have a material adverse impact on our liquidity, business, financial condition and results of operations.

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
We are subject to deposit insurance assessments by the FDIC to fund the DIF. Recent high profile bank failures and responsive actions taken by the federal government and federal banking regulators are likely to result in higher deposit assessments in future periods, which will reduce our net income.
We are also affected by the monetary policies of the FRB. Changes in monetary or legislative policies may affect the interest rates we must offer to attract deposits and the interest rates we must charge on our loans, as well as the manner in which we offer deposits and make loans. These monetary policies also affect the valuation of our investment securities and have had, and are expected to continue to have, significant effects on the operating results of depository institutions generally, including Union Bank.

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

If we fail to correct any material weakness that we subsequently identify in our internal control over financial reporting or otherwise fail to maintain effective internal control over financial reporting, we may not be able to report our financial results accurately and timely, in which case our business may be harmed, investors may lose confidence in the accuracy and completeness of our financial reports, and the price of our common stock may decline.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for evaluating and reporting on our system of internal control. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. We are required to comply with the FDICIA and other rules that govern financial institutions with total assets of $1 billion or more. In particular, we are required to provide management's report on the effectiveness of our internal control over financial reporting. In addition, our independent registered public accounting firm is required to report on the effectiveness of our internal control over financial reporting.
If we identify material weaknesses in our internal control over financial reporting in the future, if we cannot comply with the requirements of FDICIA in a timely manner or attest that our internal control over financial reporting is effective, or if our independent registered public accounting firm cannot express an opinion as to the effectiveness of our internal control over financial reporting when required, we may not be able to report our financial results accurately and timely. As a result, investors, counterparties and customers may lose confidence in the accuracy and completeness of our financial reports; our liquidity, access to capital markets and perceptions of our creditworthiness could be adversely affected; and the market price of our common stock could decline. In addition, we could become subject to investigations by the stock exchange on which our securities are listed, the SEC, the Federal Reserve, the FDIC, or other regulatory authorities, which could require additional financial and management resources. These events could have an adverse effect on our business, financial condition and results of operations.

Environmental, social and governance oversight may influence the Company's stock price and increase compliance costs.
Some investors have begun to consider how corporations, such as the Company, are addressing environmental, social, and governance matters, commonly referred to as "ESG" matters, when making investment decisions. Investor advocacy groups, investment funds and influential investors are also increasingly focused on these practices, especially as they relate to the environment, health and safety, diversity, labor conditions, and human rights. Specific examples of matters being evaluated as part of the investment decision or recommendation by certain investors include the business risks of climate change and the adequacy of companies' responses to climate change, diversity of a company's management and/or board of directors, community involvement and charitable giving, and the inclusion of ESG factors in the determination of the executive compensation. These shifts in investing priorities may result in adverse effects on the trading price of the Company's common stock if investors determine, whether real or perceived, that the Company's ESG actions are not satisfactory. In addition, new government regulations could also result in new or more stringent forms of ESG oversight and expanding mandatory and voluntary reporting, diligence, and disclosure. Increased ESG related compliance costs could result in increases to our overall operational costs.

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

Economic Risks
Inflationary pressures and rising prices may affect our results of operations and financial condition.
Inflation rose sharply at the end of 2021 and throughout 2022. Inflationary pressures are currently expected to remain elevated throughout 2023. Small to medium-sized businesses may be impacted more during periods of high inflation as they are not able to leverage economies of scale to mitigate cost pressures compared to larger businesses. Consequently, the ability of our business customers to repay their loans may deteriorate, and in some cases this deterioration may occur quickly, which would adversely impact our results of operations and financial condition. Furthermore, a prolonged period of inflation could cause wages and other costs to increase, which could adversely affect our results of operations and financial condition.
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
When we acquire a business, a portion of the purchase price of the acquisition may be allocated to goodwill and other identifiable intangible assets. The excess of the purchase price over the fair value of the net identifiable tangible and intangible assets acquired determines the amount of the purchase price that is allocated to goodwill acquired. At December 31, 2022, there was no remaining unamortized identifiable intangible asset and our goodwill was approximately $2.2 million. Under current accounting standards, if we determine that goodwill or intangible assets are impaired, we would be required to write down the value of these assets to fair value. We conduct an annual review, or more frequently if events or circumstances warrant such, to determine whether goodwill is impaired. We recently completed our goodwill impairment analysis as of December 31, 2022 and concluded goodwill was not impaired. We conduct a review of our other intangible assets for impairment should events or circumstances warrant. We cannot provide assurance that we will not be required to take an impairment charge in the future. Any impairment charge would have a negative effect on our shareholders’ equity and financial results and may cause a decline in our stock price.
The accuracy of our financial statements and related disclosures could be affected if the judgments, assumptions or estimates used in our critical accounting policies are inaccurate.
The preparation of financial statements and related disclosure in conformity with GAAP requires us to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Our critical accounting policies, which are described in Item 7 of this report captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, constitute those significant accounting policies and methods used in the preparation of our consolidated financial statements that we consider “critical” because they require judgments, assumptions and estimates that materially affect our consolidated financial statements and related disclosures. As a result, if future events differ significantly from the judgments, assumptions and estimates in our critical accounting policies, those events or assumptions could have a material impact on our consolidated financial statements and related disclosures.

Item 1B. Unresolved Staff Comments
Not applicable.

Item 2. Properties
As of December 31, 2022, Union operated 14 community banking locations in Lamoille, Caledonia, Chittenden, Franklin and Washington counties of Vermont and five in Grafton and Coos counties of New Hampshire. Union has also leased space to establish a full service branch location in North Conway, in Carroll County New Hampshire. Union also operates three loan centers in St. Johnsbury and Williston, Vermont and North Conway, New Hampshire. In addition as of such date, Union also operated several ATMs in northern Vermont and New Hampshire. Union owns, free of encumbrances, 16 of its branch locations and its headquarters and leases two branch locations, the NH loan center location, the land the Williston branch and loan center was built on and certain ATM premises from third parties under terms and conditions considered by management to be favorable to Union. Union also owns or leases certain properties contiguous to its branch locations for staff and customer parking convenience.
Additional information relating to the Company's properties as of December 31, 2022, is set forth in Notes 8 and 9 to the Company's audited consolidated financial statements contained in Part II, Item 8 of this Annual Report.

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

On February 28, 2022, there were 4,509,425 shares of common stock outstanding held by 508 stockholders of record. The number of stockholders does not reflect the number of beneficial owners, including persons or entities who may hold the stock in nominee or “street name.”

Repurchase of Common Stock
There was no repurchase of the Company's equity securities during the quarter ended December 31, 2022.

Securities Authorized for Issuance Under Equity Compensation Plans
Information regarding equity securities authorized for issuance under the Company's equity compensation plans is included in Part III, Item 12 of this Annual Report under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”, and is incorporated herein by reference.

Five Year Performance Graph: The following graph illustrates the annual percentage change in the cumulative total shareholder return of the Company's common stock for the period December 31, 2016 through December 31, 2022. For purposes of comparison, the graph illustrates comparable shareholder returns of the S&P U.S. SmallCap Banks Index and the NASDAQ Composite Index. The graph assumes a $100 investment on December 31, 2016 in each case and measures the amount by which the market value, assuming reinvestment of dividends, has changed during the five year period ended December 31, 2022.

Stock Performance Graph

250
200
150
100
50
0
Index Value
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
Period Ended
Union Bankshares, Inc.
NASDAQ Composite Index
S&P U.S. SmallCap Banks Index

	Period Ended
Index	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
Union Bankshares, Inc.	100.00	92.33	72.46	54.20	65.61	55.48
NASDAQ Composite Index	100.00	97.16	132.81	192.47	235.15	158.65
S&P U.S. SmallCap Banks Index	100.00	83.44	104.69	95.08	132.36	116.69
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
The following discussion and analysis focuses on those factors that, in management's view, had a material effect on the consolidated financial position of Union Bankshares, Inc. ("the Company," "our," "we," "us") and its subsidiary, Union Bank ("Union"), as of December 31, 2022 and 2021, and its consolidated results of operations for the years then ended. The Company is considered a "smaller reporting company" under the disclosure rules of the SEC. Accordingly, the Company has elected to provide its audited statements of income, comprehensive income, cash flows, and changes in stockholders' equity for a two year, rather than a three year, period and intends to provide smaller reporting company scaled disclosures where management deems appropriate.

This discussion is being presented to provide a narrative explanation of the consolidated financial statements and should be read in conjunction with the audited consolidated financial statements and related notes and with other financial data contained in Item 8, Part II of this Annual Report. The purpose of this presentation is to enhance overall financial disclosures and to provide information about historical financial performance and developing trends as a means to assess to what extent past performance can be used to evaluate the prospects for future performance. Management is not aware of the occurrence of any events after December 31, 2022 which would materially affect the information presented.
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
Effective January 1, 2023, the Company will adopt ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The guidance in the ASU, which is referred to as the current expected credit loss model ("CECL"), requires that expected credit losses for financial assets held at the reporting date that are accounted for at amortized cost be measured and recognized based on historical experience and current and reasonably supportable forecasted conditions to reflect the full amount of expected credit losses. CECL also applies to certain off-balance sheet credit exposures, such as loan commitments, standby letters of credit, financial guarantees and other similar investments. The initial adjustment upon the transition to CECL will not be reported in net income, but as a cumulative-effect adjustment to retained earnings. The Company conducted a parallel calculation under CECL as of December 31, 2022 and has substantially completed the development of its CECL process and is in process of finalizing its calculation, internal CECL policy and internal control framework. Based on the December 31, 2022 parallel calculation, the Company anticipates that the adoption of CECL will result in an immaterial impact to its consolidated financial statements and the Company's and Union's regulatory capital ratios as of January 1, 2023. The Company and Union are expected to continue to exceed regulatory guidelines, and Union's capital ratios will meet the requirements for it to be considered "well capitalized" under prompt corrective action provisions as of the transition date. The Company expects that CECL may create more volatility in the level of the ALL from quarter to quarter as the ALL will be dependent upon macroeconomic forecasts and conditions, loan portfolio volumes and credit quality, among other things. For additional information on CECL, refer to Note 1 of the consolidated financial statements.
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

Other
The Company also has other key accounting policies, which involve the use of estimates, judgments and assumptions, that are significant to understanding the Company's financial condition and results of operations, including investment securities. The most significant accounting policies followed by the Company are presented in Note 1 of the consolidated financial statements and in the section below under the caption “FINANCIAL CONDITION” and the subcaptions “Allowance for Loan Losses and Credit Quality” and ”Investment Activities.” Although management believes that its estimates, assumptions and judgments are reasonable, they are based upon information available when such estimates, assumptions and judgments are made and can be impacted by future events and events outside the control of the Company. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.

OVERVIEW
Concerns over interest rate levels, energy prices, domestic and global policy issues, and geopolitical events, as well as the implications of those events on the markets in general, add to the global uncertainty. There is also a risk that interest rate increases to fight inflation could lead to a recession. The FRB increased short-term interest rates in 2022 by a total of 425 bps to fight inflation. Interest rate levels and energy prices, in combination with global economic conditions, fiscal and monetary policy and the level of regulatory and government scrutiny of financial institutions will continue to impact our results in the coming years.
The Company's consolidated net income was $12.6 million, with basic earnings per share of $2.81, for 2022 compared to $13.2 million, and basic earnings per share of $2.94 for 2021. The decrease in net income reflects the combined effect of a decrease in noninterest income of $4.0 million, or 30.7%, and an increase in noninterest expenses of $309 thousand, or 0.9%, partially offset by an increase in net interest income of $3.7 million or 10.4%, and a decrease in the provision for income taxes of $14 thousand, or 0.5%.
Sales of qualifying residential loans to the secondary market for the year ended December 31, 2022 were $78.0 million resulting in gain on sales of $1.0 million, compared to sales of $216.8 million and gain on sales of $5.0 million for the year ended December 31, 2021.
As of December 31, 2022, the Company had total consolidated assets of $1.3 billion, an increase of 10.9% compared to December 31, 2021. Total investments decreased $17.4 million, or 6.5%, to $251.5 million, or 18.8% of total assets at December 31, 2022 compared to $269.0 million, or 22.3% of total assets, as of December 31, 2021 primarily due to the increase in unrealized losses on the portfolio from December 31, 2021 to December 31, 2022. Net loans and loans held for sale increased $159.1 million or 20.1%, to $952.3 million, or 71.3% of total assets, at December 31, 2022, compared to $793.2 million, or 65.8% of total assets, at December 31, 2021. The level of federal funds sold decreased $27.9 million, or 45.5%, to $33.4 million at December 31, 2022 compared to $61.3 million at December 31, 2021.
Customer deposits increased $106.8 million, or 9.8%, to reach $1.2 billion at December 31, 2022 and included $33.0 million of retail brokered deposits. Borrowed funds were $50.0 million at December 31, 2022.
The Company's total capital decreased from $84.3 million at December 31, 2021 to $55.2 million at December 31, 2022. This decrease primarily reflects an increase of $35.9 million in accumulated other comprehensive loss and regular cash dividends paid of $6.3 million, partially offset by net income of $12.6 million for 2022. (See Capital Resources on pages 43 to 44.) These changes also resulted in a decrease in the Company's book value per share to $12.25 at December 31, 2022 from $18.77 as of December 31, 2021.
Return on average assets is a financial metric often utilized as an indicator of a financial institution's performance. The Company's return on average assets decreased 16 bps for the year ended December 31, 2022 compared to 2021 primarily due to an increase in average assets of $128.3 million for the year ended December 31, 2022.

The following per share information and key ratios presented in the table below depict several measurements of performance or financial condition at or for the years ended December 31, 2022 and 2021:

	2022	2021
Return on average assets	1.00%	1.16%
Return on average equity	19.65%	15.92%
Net interest margin (1)	3.28%	3.38%
Efficiency ratio (2)	67.84%	73.13%
Net interest spread (3)	3.13%	3.27%
Loan to deposit ratio	79.82%	73.13%
Net recoveries to total average loans	—%	(0.01)%
Allowance for loan losses to loans not held for sale	0.87%	1.06%
Nonperforming assets to total assets (4)	0.18%	0.39%
Equity to assets	4.13%	7.00%
Total capital to risk weighted assets	13.98%	15.39%
Book value per share	$12.25	$18.77
Basic earnings per share	$2.81	$2.94
Diluted earnings per share	$2.79	$2.92
Dividends paid per share	$1.40	$1.32
Dividend payout ratio (5)	49.82%	44.90%
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

RESULTS OF OPERATIONS
For the year ended December 31, 2022, net income was $12.6 million compared to $13.2 million for the year ended December 31, 2021. The primary components of these results, which include net interest income, noninterest income, noninterest expenses, and provision for income taxes, are discussed below:
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
Net interest income was $39.4 million on a fully tax equivalent basis for 2022, compared to $35.7 million for 2021, an increase of $3.7 million, or 10.4%. The net interest spread decreased 14 bps to 3.13% for the year ended December 31, 2022, from 3.27% for the year ended December 31, 2021, reflecting the combined effect of the 6 bps decrease in the average yield earned on interest earning assets and the 8 bps increase in the average rate paid on interest bearing liabilities between periods. The net interest margin decreased 10 bps to 3.28% for the year ended December 31, 2022 compared to 3.38% for the year ended December 31, 2021.
The average yield on average earning assets was 3.65% for the year ended December 31, 2022 compared to 3.71% for the year ended December 31, 2021, a decrease of 6 bps while average earning assets increased $145.8 million. Interest income on investment securities increased $2.4 million year over year due to an increase in average balances of $127.1 million and an increase of 8 bps in average yield between the comparison periods. The average balance of PPP loans was $4.1 million for the year ended December 31, 2022 with an average yield of 14.61% which takes into account the 1.0% interest charged on PPP loans and related fee income recognized during 2022. Fee income recognized on PPP loans was $551 thousand for the year ended December 31, 2022 compared to $2.8 million for the year ended December 31, 2021. Average loans, excluding PPP loans, increased $112.5 million, or 14.82%, to $871.5 million for the year ended December 31, 2022 compared to $759.0 million for the year ended December 31, 2021. The increase in the average loans resulted in a $4.8 million increase in interest income on loans between periods, despite a decrease of 1 bp in the average yield. The decrease in the average yield is attributable to management's decision to reduce the volume of residential loan sales to the secondary market to hold more of such loans in portfolio. While these loans have contributed to the increase in average loans and interest income, the yield on these loans is lower than on other loan types. Management expects loan yields to improve in future periods as new loans are being recorded at higher rates. Although loan yields are expected to increase as a result of higher rates, competition and other economic factors may impact the Company's ability to increase average loan balances.
The average cost of funding, which is tied primarily to our customer deposits, increased 8 bps to 0.52% for the year ended December 31, 2022, compared to 0.44% for the year ended December 31, 2021. Interest expense increased $959 thousand to $4.5 million for the year ended December 31, 2022 compared to $3.6 million for the year ended December 31, 2021. The increase in interest expense was primarily due to the issuance of subordinated debt during the third quarter of 2021 and the utilization of wholesale funding during the fourth quarter of 2022 when the Company experienced a decrease in the excess liquidity levels that had been consistent in 2021. The average balance of subordinated notes was $16.2 million for the year ended December 31, 2022, with an average rate of 3.51% and interest expense of $569 thousand compared to an average balance of $6.2 million for the year ended December 31, 2021, with an average rate of 3.19% and interest expense of $199 thousand. Higher rates paid on customer deposit accounts and increases in average interest bearing deposit balances of $57.0 million resulted in an increase in interest expense of $375 thousand between the comparison periods. The increase in average customer deposit balances is due to overall growth of the Company and the utilization of $33.0 million in brokered deposits included in time deposits as of December 31, 2022. In addition to brokered deposits, the Company utilized wholesale funding in the form of borrowed funds from the FHLB with an average balance of $11.1 million for the year ended December 31, 2022, at an average rate of 3.86% and interest expense of $433 thousand compared to an average balance of $7.1 million for the year ended December 31, 2021, at an average rate of 3.05% and interest expense of $219 thousand.See the following tables for details.

The following table shows for the periods indicated the total amount of tax equivalent interest income from average interest earning assets, the related average tax equivalent yields, the tax equivalent interest expense associated with average interest bearing liabilities, the related tax equivalent average rates paid, and the resulting tax equivalent net interest spread and margin:

	Years Ended December 31,
	2022			2021
	Average Balance (1)	Interest Earned/ Paid	Average Yield/ Rate	Average Balance (1)	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Average Assets:
Federal funds sold and overnight deposits	$32,707	$245	0.74%	$81,660	$100	0.12%
Interest bearing deposits in banks	14,105	187	1.33%	13,299	139	1.05%
Investment securities (2), (3)	292,555	5,130	1.82%	165,424	2,755	1.74%
PPP loans, net (4)	4,053	592	14.61%	49,929	3,330	6.67%
Loans (excluding PPP loans), net (2), (5)	871,475	37,766	4.37%	758,965	32,931	4.38%
Nonmarketable equity securities	1,324	28	2.11%	1,158	18	1.54%
Total interest earning assets (2)	1,216,219	43,948	3.65%	1,070,435	39,273	3.71%
Cash and due from banks	4,573			4,858
Premises and equipment	21,073			21,302
Other assets	20,352			37,332
Total assets	$1,262,217			$1,133,927
Average Liabilities and Stockholders' Equity:
Interest bearing checking accounts	$292,850	$919	0.31%	$255,031	$586	0.23%
Savings/money market accounts	434,492	1,588	0.37%	416,245	1,644	0.39%
Time deposits	119,081	1,015	0.85%	118,145	917	0.78%
Borrowed funds and other liabilities	11,050	433	3.86%	7,080	219	3.05%
Subordinated notes	16,188	569	3.51%	6,244	199	3.19%
Total interest bearing liabilities	873,661	4,524	0.52%	802,745	3,565	0.44%
Noninterest bearing deposits	311,444			238,572
Other liabilities	12,930			9,891
Total liabilities	1,198,035			1,051,208
Stockholders' equity	64,182			82,719
Total liabilities and stockholders’ equity	$1,262,217			$1,133,927
Net interest income		$39,424			$35,708
Net interest spread (2)			3.13%			3.27%
Net interest margin (2)			3.28%			3.38%
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

Tax exempt interest income amounted to $2.3 million and $2.1 million for the years ended December 31, 2022 and 2021, respectively. The following table presents the effect of tax exempt income on the calculation of net interest income, using a marginal federal corporate income tax rate of 21% for the years ended December 31, 2022 and 2021:

	Years Ended December 31,
	2022	2021
	(Dollars in thousands)
Net interest income as presented	$39,424	$35,708
Effect of tax-exempt interest
Investment securities	201	125
Loans	301	299
Net interest income, tax equivalent	$39,926	$36,132

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
•changes in rate (change in rate multiplied by prior volume); and
•total change in rate and volume.

Changes attributable to both rate and volume have been allocated proportionately to the change due to volume and the change due to rate.

	Year Ended December 31, 2022 Compared to Year Ended December 31, 2021 Increase/(Decrease) Due to Change In			Year Ended December 31, 2021 Compared to Year Ended December 31, 2020 Increase/(Decrease) Due to Change In
	Volume	Rate	Net	Volume	Rate	Net
Interest earning assets:	(Dollars in thousands)
Federal funds sold and overnight deposits	$(93)	$238	$145	$51	$(43)	$8
Interest bearing deposits in banks	8	40	48	60	(83)	(23)
Investment securities	2,287	88	2,375	1,491	(700)	791
PPP loans, net	(4,647)	1,909	(2,738)	92	1,803	1,895
Loans (excluding PPP loans). net	4,912	(77)	4,835	2,418	(2,487)	(69)
Nonmarketable equity securities	3	7	10	(26)	(53)	(79)
Total interest earning assets	$2,470	$2,205	$4,675	$4,086	$(1,563)	$2,523
Interest bearing liabilities:
Interest bearing checking accounts	$96	$237	$333	$172	$(291)	$(119)
Savings/money market accounts	70	(126)	(56)	482	(1,029)	(547)
Time deposits	7	91	98	(303)	(660)	(963)
Borrowed funds	145	69	214	(365)	213	(152)
Subordinated notes	348	22	370	199	—	199
Total interest bearing liabilities	$666	$293	$959	$185	$(1,767)	$(1,582)
Net change in net interest income	$1,804	$1,912	$3,716	$3,901	$204	$4,105

Provision for Loan Losses. There was no provision for loan losses recorded for the years ended December 31, 2022 or 2021. No provision was deemed necessary by management based on the size and mix of the loan portfolio, the level of nonperforming loans, the results of the qualitative factor review and prevailing economic conditions. For further details, see FINANCIAL CONDITION Asset Quality and Allowance for Loan Losses below.

Noninterest Income. The following table sets forth the components of noninterest income for the years ended December 31, 2022 and 2021 :

	For the Years Ended December 31,
	2022	2021	$ Variance	% Variance
	(Dollars in thousands)
Trust income	$838	$808	$30	3.7
Service fees	6,859	6,516	343	5.3
Net gains on sales of loans held for sale	1,004	4,956	(3,952)	(79.7)
Net gains on sales of investment securities AFS	31	—	31	—
Net loss on other investments	(60)	(21)	(39)	185.7
(Expense) income from MSRs, net	(465)	243	(708)	(291.4)
Income from Company-owned life insurance	509	309	200	64.7
Other income	271	152	119	78.3
Total noninterest income	$8,987	$12,963	$(3,976)	(30.7)
The significant changes in noninterest income for the year ended December 31, 2022 compared to the year ended December 31, 2021 are described below:
•Trust income. Trust income increased as dollars in managed fiduciary accounts grew between December 31, 2021 and 2022.
•Service fees. Service fee income increased $343 thousand for the year ended December 31, 2022 compared to the same period in 2021 primarily due to increases of $247 thousand in overdraft fee income, $46 thousand in ATM network income, and $43 thousand in loan servicing fee income.
•Net gains on sales of loans held for sale. Management reduced the volume of loans sold in 2022 compared to 2021 due to the increase in the 10-year treasury rate in 2022 and the related impact on the pricing of loans held for sale. Residential loans totaling $78.0 million were sold to the secondary market during 2022, compared to residential loan sales of $216.8 million during 2021. The decrease of $4.0 million in net gains on sales of loans held for sale is reflective of the lower sales volumes and lower premiums obtained on those sales.
•Net loss on other investments. Participants in the 2020 Amended and Restated Nonqualified Excess Plan (the "2020 Deferred Compensation Plan") elect to defer receipt of current compensation from the Company or its subsidiary and select designated reference investments consisting of investment funds. The performance of those funds, over which the Company has no control, resulted in net losses of $60 thousand and $21 thousand for the years ended December 31, 2022 and 2021, respectively.
•(Expense) income from MSRs, net. Income from MSRs is derived from servicing rights acquired through the sale of loans where servicing is retained. Capitalized servicing rights are initially recorded at fair value and amortized in proportion to, and over the period of, the future estimate of servicing the underlying mortgages. The amortization of MSRs exceeded new capitalized MSRs which resulted in an expense of $465 thousand for 2022 compared to income of $243 thousand in 2021. The reduction in capitalized MSRs is consistent with the reduced volume of loan sales to the secondary market during 2022.
•Income from Company-owned life insurance. The Company purchased $5.8 million of Company-owned life insurance covering select officers of Union during the fourth quarter of 2021. In addition, $77 thousand was received in proceeds from a death benefit, resulting in increased income for the year ended December 31, 2022 compared to 2021.
•Other income. The increase in Other income is primarily attributable to an increase of $55 thousand in prepayment penalties received from the early payoff of loans during 2022 compared to 2021, in addition to $53 thousand of income received as a litigation settlement related to previous investment holdings in the Company's defined benefit pension plan that was terminated in 2018.

Noninterest Expenses. The following table sets forth the components of noninterest expenses for the years ended December 31, 2022 and 2021:

	For the Years Ended December 31,
	2022	2021	$ Variance	% Variance
	(Dollars in thousands)
Salaries and wages	$14,083	$14,448	$(365)	(2.5)
Employee benefits	5,030	4,593	437	9.5
Occupancy expense, net	1,913	1,890	23	1.2
Equipment expense	3,692	3,447	245	7.1
Vermont franchise tax	1,087	968	119	12.3
Professional fees	877	922	(45)	(4.9)
ATM network and debit card expense	980	898	82	9.1
FDIC insurance assessment	622	644	(22)	(3.4)
Advertising and public relations	617	530	87	16.4
Other loan related expenses	390	421	(31)	(7.4)
Electronic banking expenses	415	381	34	8.9
Trust expenses	387	353	34	9.6
Supplies and printing	334	368	(34)	(9.2)
Prepayment penalties on borrowings	—	226	(226)	(100.0)
Legal fees	68	104	(36)	(34.6)
Amortization of core deposit intangible	—	71	(71)	(100.0)
Travel and entertainment	190	103	87	84.5
Other expenses	2,479	2,488	(9)	(0.4)
Total noninterest expenses	$33,164	$32,855	$309	0.9
The significant changes in noninterest expenses for the year ended December 31, 2022 compared to the year ended December 31, 2021 are described below:
•Salaries and wages. The $365 thousand decrease in salaries and wages was primarily due to employee turnover and the increased number of open positions that resulted during 2022, a reduction in commissions earned by mortgage loan originators and the deferral of loan origination costs, partially offset by annual salary adjustments.
•Employee benefits. Employee benefit expense increased $437 thousand primarily due to increases of $413 thousand in the Company's medical and dental plans and $12 thousand in payroll tax expense for 2022.
•Equipment expense. Equipment expense increased by $245 thousand primarily due to increases in software license and maintenance costs for 2022 compared to 2021.
•Vermont franchise tax. The Vermont franchise tax is determined based on a quarterly tax rate applied to the Company's average balance of Vermont customer deposit balances. The tax rate remained unchanged throughout 2022 and 2021; however, the average balances in Vermont deposit account balances increased for the year ended December 31, 2022, resulting in an increase in expense.
•Professional fees. During the first half of 2021, additional consultants were engaged to assist with employment searches and other advisory services that were not utilized in 2022, resulting in an overall decrease of $45 thousand in expense.
•ATM network and debit card expense. The $82 thousand increase between periods relates to increases in the volume of ATM and debit card transactions and new card issuance costs.
•Advertising and public relations. The increase of $87 thousand in advertising and public relations expense primarily relates to advertising campaigns and product specific advertising in 2022 that did not occur in 2021.
•Other loan related expenses. Other loan related expenses consist of other costs incurred for originating and servicing loans such as insurance and property tax tracking expenses, credit report fees and other real estate closing costs. These expenses decreased $31 thousand in 2022 compared to 2021 primarily due to lower volume of residential mortgage loan originations between periods.

•Electronic banking expenses. Electronic banking expenses increased $34 thousand in 2022 compared to 2021 due to additional online banking services and an increase in the volume of activity.
•Trust expenses. The $34 thousand increase is primarily attributable to the growth in managed fiduciary accounts and the associated data processing and professional services. In addition, consulting services were engaged in 2022 that were not utilized in 2021.
•Prepayment penalties on borrowings. During 2021, the Company paid prepayment penalties on the early payoff of FHLB advances of $226 thousand. There were no prepayment penalties paid in 2022.
•Legal fees. The decrease in legal fees of $36 thousand between periods primarily relates to recoveries received from borrowers for legal fees expensed in prior years.
•Travel and entertainment. The Company has resumed business travel, intercompany travel and events that were suspended due to the economic disruption caused by COVID-19, resulting in increased expense of $87 thousand for 2022 compared to 2021.

Provision for Income Taxes. The Company has provided for current and deferred federal income taxes for the current and prior periods presented. The Company's net provision for income taxes was $2.6 million for 2022 and 2021. The Company’s effective federal corporate income tax rate was 16.3% and 16.1% for 2022 and 2021, respectively.
Amortization expense related to limited partnership investments included as a component of tax expense amounted to $1.1 million and $1.0 million for the years ended December 31, 2022 and 2021, respectively. These investments provide tax benefits, including tax credits. Low income housing tax credits with respect to limited partnership investments are also included as a component of income tax expense and amounted to $1.1 million for the years ended December 31, 2022 and 2021. See Note 10 to the Company's consolidated financial statements.

FINANCIAL CONDITION
At December 31, 2022, the Company had total consolidated assets of $1.3 billion, including gross loans and loans held for sale (total loans) of $959.3 million, deposits of $1.2 billion and stockholders' equity of $55.2 million. The Company’s total assets increased $131.1 million, or 10.9%, from $1.2 billion at December 31, 2021.
Net loans and loans held for sale increased $159.1 million, or 20.1%, to $952.3 million, or 71.3% of total assets, at December 31, 2022, compared to $793.2 million, or 65.8% of total assets, at December 31, 2021. (See Loan Portfolio below.)
Total deposits increased $106.8 million, or 9.8% to $1.2 billion at December 31, 2022, from $1.1 billion at December 31, 2021. There were increases in interest bearing deposits of $39.2 million, or 5.4%, noninterest bearing deposits of $21.3 million, or 8.0%, and time deposits of $46.3 million, or 43.4%. (See average balances and rates in the Yields Earned and Rates Paid table on page 29.)
Borrowed funds consisted of $50.0 million in FHLB advances at December 31, 2022 and there were no borrowed funds at December 31, 2021. In August 2021, the Company completed the private placement of $16.5 million in aggregate principal amount of fixed-to-floating rate subordinated notes due 2031 to certain qualified institutional buyers and accredited investors. The Notes are presented in the consolidated balance sheets net of unamortized issuance costs of $295 thousand and $329 thousand at December 31, 2022 and 2021, respectively. (See Borrowings on page 41.)
Total stockholders’ equity decreased $29.1 million, or 34.5%, from $84.3 million at December 31, 2021 to $55.2 million at December 31, 2022. (See Capital Resources on pages 43 to 44.)

Loan Portfolio. The Company's gross loan portfolio (including loans held for sale) increased $158.5 million, or 19.8%, to $959.3 million, representing 71.8% of assets at December 31, 2022, from $800.9 million, representing 66.4% of assets at December 31, 2021. The Company's loans consist primarily of adjustable-rate and fixed-rate mortgage loans secured by one-to-four family, multi-family residential or commercial real estate. Real estate secured loans represented $828.2 million, or 86.3% of total loans, at December 31, 2022 compared to $670.6 million, or 83.7% of total loans, at December 31, 2021. The Company had four PPP loans totaling $205 thousand classified as commercial loans at December 31, 2022 compared to 154 PPP loans totaling $13.6 million at December 31, 2021. Changes in the composition of the Company's loan portfolio from December 31, 2021 (see table below) resulted primarily from an increase in the volume of residential loans not held for sale, construction, commercial real estate and municipal loans originated, partially offset by a decrease in the commercial portfolio related to PPP loans forgiveness. There was no material change in the Company's lending programs or terms during 2022.

The composition of the Company's loan portfolio was as follows at December 31:

	2022		2021
	$	%	$	%
	(Dollars in thousands)
Residential real estate	$352,433	36.7	$246,827	30.8
Construction real estate	96,620	10.1	65,149	8.1
Commercial real estate	377,947	39.4	344,816	43.1
Commercial	40,973	4.3	49,788	6.2
Consumer	2,204	0.2	2,376	0.3
Municipal	87,980	9.2	78,094	9.8
Loans held for sale	1,178	0.1	13,829	1.7
Total loans	$959,335	100.0	$800,879	100.0

The Company originates and sells qualified residential mortgage loans in various secondary market avenues, with a majority of sales made to the FHLMC/Freddie Mac, generally with servicing rights retained. At December 31, 2022, the Company serviced a $987.4 million residential real estate mortgage portfolio, of which $1.2 million was held for sale and approximately $633.7 million was serviced for unaffiliated third parties. This compares to a residential real estate mortgage servicing portfolio of $898.8 million at December 31, 2021, of which $13.8 million was held for sale and approximately $638.1 million was serviced for unaffiliated third parties. Loans held for sale are accounted for at the lower of cost or fair value and are reviewed by management at least quarterly based on current market pricing.
In an effort to utilize some excess liquidity during the first half of 2022 and in light of the impact on the pricing of loans resulting from the increase in the 10-year treasury rate in 2022, the Company elected to retain in portfolio the majority of residential real estate loans originated in 2022. The Company sold $78.0 million of qualified residential real estate loans originated during 2022 to the secondary market to mitigate long-term interest rate risk and to generate fee income, compared to sales of $216.8 million during 2021. Residential mortgage loan origination activity continued to be stable during 2022, consisting of both refinancing and purchase activity, although there has been a decline in refinancing activity with the increase in interest rates. Reflecting low housing inventory, there was an increase in construction loan activity in 2022. The Company originates and sells FHA, VA, and RD residential mortgage loans, and also has an Unconditional Direct Endorsement Approval from HUD which allows the Company to approve FHA loans originated in any of its Vermont or New Hampshire locations without needing prior HUD underwriting approval. The Company sells FHA, VA and RD loans as originated with servicing released. Some of the government backed loans qualify for zero down payments without geographic or income restrictions. These loan products increase the Company's ability to serve the borrowing needs of residents in the communities served, including low and moderate income borrowers, while the government guaranty mitigates the Company's exposure to credit risk.
The Company also originates commercial real estate and commercial loans under various SBA, USDA and State sponsored programs which provide a government agency guaranty for a portion of the loan amount. There was $3.2 million and $17.2 million guaranteed under these various programs at December 31, 2022 and 2021, respectively, on aggregate balances of $4.2 million and $18.5 million in subject loans for the same time periods. These amounts include the $205 thousand and $13.6 million of PPP loans that were guaranteed 100% by SBA at December 31, 2022 and 2021, respectively. The Company occasionally sells the guaranteed portion of a loan to other financial concerns and retains servicing rights, which generates fee income. There were no commercial real estate or commercial loans sold during 2022 or 2021. The Company recognizes gains and losses on the sale of the principal portion of these loans as they occur.
The Company serviced $27.0 million and $21.2 million of commercial and commercial real estate loans for unaffiliated third parties as of December 31, 2022 and 2021, respectively. This includes $25.7 million and $19.6 million of commercial or commercial real estate loans the Company had participated out to other financial institutions at December 31, 2022 and 2021, respectively. These loans were participated in the ordinary course of business on a nonrecourse basis, for liquidity or credit concentration management purposes.
As of December 31, 2022, total loans serviced had grown to $1.6 billion, which includes total loans on the balance sheet of $959.3 million as well as total loans sold with servicing retained of $660.7 million, compared to total loans serviced of $1.5 billion as of December 31, 2021.
The Company capitalizes MSRs for all loans sold with servicing retained and recognizes gains and losses on the sale of the principal portion of these loans as they occur. The unamortized balance of MSRs on loans sold with servicing retained was $2.0 million and $2.5 million as of December 31, 2022 and 2021, respectively, with an estimated market value in excess of the carrying value at both year ends. Management periodically evaluates and measures the servicing assets for impairment.

Qualifying residential first mortgage loans and certain commercial real estate loans with a carrying value of $272.9 million and $224.4 million were pledged as collateral for borrowings from the FHLB under a blanket lien at December 31, 2022 and 2021, respectively.
The following table breaks down by classification the contractual maturities of the gross loans held in portfolio and for sale as of December 31, 2022:

	Within 1 Year	2-5 Years	6-15 Years	Over 15 Years	Total
	(Dollars in thousands)
Fixed rate
Residential real estate	$85	$1,694	$56,430	$200,477	$258,686
Construction real estate	31,180	9,533	6,179	—	46,892
Commercial real estate	1,045	5,669	45,137	—	51,851
Commercial	590	8,359	21,286	—	30,235
Consumer	1,102	1,077	8	—	2,187
Municipal	76,588	7,336	4,056	—	87,980
Total fixed rate	110,590	33,668	133,096	200,477	477,831
Variable rate
Residential real estate	723	762	61,730	31,710	94,925
Construction real estate	5,522	4,322	11,841	28,043	49,728
Commercial real estate	13,965	4,452	247,635	60,044	326,096
Commercial	3,107	1,719	5,912	—	10,738
Consumer	17	—	—		17
Total variable rate	23,334	11,255	327,118	119,797	481,504
	$133,924	$44,923	$460,214	$320,274	$959,335

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
The majority of the Company's loan portfolio is secured by real estate located throughout the Company's primary market area of northern Vermont and New Hampshire. For residential loans, the Company generally does not lend more than 80% of the appraised value of the home without a government guaranty or the borrower purchasing private mortgage insurance. Although the Company lends up to 80% of the collateral value on commercial real estate loans to strong borrowers, the majority of commercial real estate loans do not exceed 75% of the appraised collateral value. Rarely, the loan to value may go up to 100% on loans with government guarantees or other mitigating circumstances. Although the Company's loan portfolio consists of different business segments, there is a portion of the loan portfolio centered in leisure travel tourism related loans. The Company has implemented risk management strategies to mitigate exposure to this industry through utilizing government guaranty programs as well as participations with other financial institutions as discussed above. Additionally, the loan portfolio contains many loans to seasoned and well established businesses and/or well secured loans which further reduce the Company's risk. Management closely follows the local and national economies and their impact on the local businesses, especially on the tourism industry, as part of the Company's risk management program.
The region's economic environment continues to see signs of improvement and the states of Vermont and New Hampshire have been fully opened since June 2021, after the COVID-19 pandemic closure of large segments of the economy. There is demand for leisure travel and dining out which is supporting the region's tourist and restaurant industries; however, the industries are also facing some challenges due to less than normal workforce participation, supply chain delays and inflation. Demand for homes continues to be strong with the general safety and desirability of the region and the increased ability of working remotely. The Company’s management is focused on the lingering impact of COVID-19 on its borrowers and closely monitors industry and geographic concentrations, specifically the continuing impact on the region's tourist and restaurant industries. The Vermont unemployment rate was reported at 2.6% for December 2022 compared to 2.5% for December 2021 and the New Hampshire unemployment rate was 2.7% for December 2022 compared to 2.6% for December 2021. These rates compare favorably with the nationwide unemployment rate of 3.5% and 3.9%, respectively, for the comparable periods. Management will continue to monitor the national, regional and local economic environment in relation to COVID-19 and its impact on unemployment, business outlook and real estate values in the Company’s market area.
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
The following table details the composition of the Company's nonperforming assets and amounts utilized to calculate certain asset quality ratios monitored by Company's management as of December 31:

	2022	2021
	(Dollars in thousands)
Nonaccrual loans	$2,211	$4,650
Loans past due 90 days or more and still accruing interest	186	98
Total nonperforming loans and assets	$2,397	$4,748

Guarantees of U.S. or state government agencies on the above nonperforming loans	$76	$113
TDR loans	$1,710	$2,215
Allowance for loan losses	$8,339	$8,336
Net recoveries	$(3)	$(65)
Total loans outstanding	$959,335	$800,879
Total average loans outstanding	$875,528	$808,894

The following table shows trends of certain asset quality ratios monitored by Company's management at December 31:

	2022	2021
	(Dollars in thousands)
Allowance for loan losses to total loans outstanding	0.87%	1.04%
Allowance for loan losses to nonperforming loans	347.89%	175.57%
Allowance for loan losses to nonaccrual loans	377.16%	179.27%
Nonperforming loans to total loans	0.25%	0.59%
Nonperforming assets to total assets	0.18%	0.39%
Nonaccrual loans to total loans	0.23%	0.58%
Delinquent loans (30 days to nonaccruing) to total loans	0.57%	0.82%
Net recoveries to total average loans	—%	(0.01)%
Residential real estate	—%	(0.03)%
Net recoveries	$—	$(66)
Total average loans	$304,778	$243,212
Construction real estate	—%	—%
Net charge-offs	$—	$—
Total average loans	$67,272	$62,678
Commercial real estate	—%	—%
Net recoveries	$—	$—
Total average loans	$373,657	$324,101
Commercial	—%	—%
Net recoveries	$(1)	$—
Total average loans	$43,710	$88,626
Consumer	(0.09)%	0.04%
Net (recoveries) charge-offs	$(2)	$1
Total average loans	$2,262	$2,608
Municipal	—%	—%
Net charge-offs	$—	$—
Total average loans	$83,849	$87,669
Nonperforming loans at December 31, 2022 decreased $2.4 million, or 49.5% and decreased as a percentage of assets from 0.39% at December 31, 2021 to 0.18% at December 31, 2022, with the ALL as a percentage of nonperforming loans increasing from 175.57% to 347.89%. Management considers the asset quality ratios to be at favorable levels. The Company's success at keeping the ratios at favorable levels is the result of continued focus on maintaining strict underwriting standards, as well as our practice, as a community bank, of actively working with troubled borrowers to resolve the borrower's delinquency, while maintaining the safe and sound credit practices of Union and safeguarding our strong capital position. There was one residential real estate loan totaling $28 thousand in process of foreclosure at December 31, 2022 and no loans in process of foreclosure at December 31, 2021. The aggregate interest on nonaccrual loans not recognized was $59 thousand and $504 thousand for the years ended December 31, 2022 and 2021, respectively.
The Company had loans rated substandard that were on a performing status totaling $1.3 million at December 31, 2022 and $769 thousand at December 31, 2021. In management's view, such loans represent a higher degree of risk of becoming nonperforming loans in the future. While still on a performing status, in accordance with the Company's credit policy, loans are internally classified when a review indicates the existence of any of the following conditions, making the likelihood of collection questionable:
•the financial condition of the borrower is unsatisfactory;
•repayment terms have not been met;
•the borrower has sustained losses that are sizable, either in absolute terms or relative to net worth;
•confidence in the borrower's ability to repay is diminished;
•loan covenants have been violated;
•collateral is inadequate; or
•other unfavorable factors are present.

Although management believes that the Company's nonperforming and internally classified loans are generally well-secured and that probable credit losses inherent in the loan portfolio are provided for in the Company's ALL, there can be no assurance that future deterioration in economic conditions and/or collateral values, or changes in other relevant factors will not result in future credit losses. The Company’s management is focused on the impact that the economy may have on its borrowers and closely monitors industry and geographic concentrations for evidence of financial problems. Management will continue to monitor the national, regional and local economic environment, particularly as it relates to the COVID-19 crisis and its residual impact on unemployment, business failures and real estate values in the Company’s market area.
On occasion, the Company acquires residential or commercial real estate properties through or in lieu of loan foreclosure. These properties are held for sale and are initially recorded as OREO at fair value less estimated selling costs at the date of the Company’s acquisition of the property, with fair value based on an appraisal for more significant properties and on a broker’s price opinion for less significant properties. Holding costs and declines in fair value of properties acquired are expensed as incurred. Declines in the fair value after acquisition of the property result in charges against income before tax. The Company evaluates each OREO property at least quarterly for changes in the fair value. The Company had no properties classified as OREO at December 31, 2022 or 2021.

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
The level of ALL allocable to each loan portfolio category with similar risk characteristics is determined based on historical charge-offs, adjusted for qualitative risk factors. A quarterly analysis of various qualitative factors, including portfolio characteristics, national and local economic trends, overall market conditions, and levels of, and trends in, delinquencies and nonperforming loans, helps to ensure that areas with the potential risk for loss are considered in management's ALL estimate. Management increased certain economic qualitative factors utilized to estimate the ALL during 2020 at the onset of the COVID-19 pandemic. During 2021 and 2022, the economic qualitative reserve factor assigned to each loan portfolio in the ALL estimate was decreased due to continued indications of economic improvement. COVID-19 restrictions were lifted in June 2021 and all borrowers that had executed loan modifications due to COVID-19 were no longer subject to modified terms at December 31, 2022. During 2021, the economic qualitative reserve factor was decreased 10 bps for the residential real estate, commercial real estate, commercial, consumer and municipal loan portfolios and 5 bps for the construction real estate loan portfolio. Based on these continued improving economic trends during 2022, the economic qualitative reserve factor was decreased a further 15 bps for the residential real estate, commercial real estate, commercial, and consumer loan portfolios and a further 20 bps for the construction real estate loan portfolio. These reductions brought the economic qualitative reserve factor back to the pre-pandemic level for all loan portfolios.
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
Impaired loans, including $1.7 million of TDR loans, were $9.5 million at December 31, 2022, with government guaranties of $341 thousand and a specific reserve amount allocated of $30 thousand. Impaired loans, including $2.2 million of TDR loans, were $6.8 million at December 31, 2021, with government guaranties of $423 thousand and a specific reserve amount allocated of $46 thousand. The specific reserve amount allocated to individually identified impaired loans decreased $16 thousand as a result of the December 31, 2022 impairment evaluation.

The following table (net of loans held for sale) shows the internal breakdown by class of loans of the Company's ALL and the percentage of loans in each category to total loans in the respective portfolios at December 31:

	2022		2021
	$	%	$	%
	(Dollars in thousands)
Residential real estate	$2,417	36.8	$2,068	31.4
Construction real estate	1,032	10.1	837	8.3
Commercial real estate	3,935	39.4	4,122	43.8
Commercial	301	4.3	275	6.3
Consumer	10	0.2	11	0.3
Municipal	95	9.2	86	9.9
Unallocated	549	—	937	—
Total	$8,339	100.0	$8,336	100.0
Notwithstanding the categories shown in the table above or any specific allocation under the Company's ALL methodology, all funds in the ALL are available to absorb loan losses in the portfolio, regardless of loan category or specific allocation.
Management of the Company believes, in its best estimate, that the ALL at December 31, 2022 is appropriate to cover probable credit losses inherent in the Company’s loan portfolio as of such date. However, there can be no assurance that the Company will not sustain losses in future periods which could be greater than the size of the ALL at December 31, 2022. In addition, our banking regulators, as an integral part of their examination process, periodically review our ALL. Such agencies may require us to recognize adjustments to the ALL based on their judgments about information available to them at the time of their examination. A large adjustment to the ALL for losses in future periods may require increased provisions to replenish the ALL, which could negatively affect earnings.

Investment Activities. The investment portfolio is used to generate interest and dividend income, manage liquidity and mitigate interest rate sensitivity. At December 31, 2022, the fair value of investment securities AFS was $250.3 million, or 18.7% of total assets, compared to $267.8 million, or 22.2% of total assets, at December 31, 2021. There were no investment securities classified as HTM or as trading at December 31, 2022 or 2021. Investment securities classified as AFS are marked-to-market, with any unrealized gain or loss after estimated taxes charged to the equity portion of the balance sheet through the accumulated OCI component of stockholders' equity. The fair value of investment securities AFS at December 31, 2022 reflects a net unrealized loss of $47.4 million, compared to a net unrealized loss of $2.0 million at December 31, 2021. Despite the decrease in the overall fair value of the investment portfolio, the amortized cost of investment securities classified as AFS increased $27.9 million during 2022. The Company used excess liquidity to increase the investment portfolio during 2021 and the first half of 2022 to obtain higher yields than what would have been earned at the Federal Funds rate.
At December 31, 2022, 207 debt securities had gross unrealized losses of $47.8 million, with aggregate depreciation of 16.04% from the Company's amortized cost basis. Securities are evaluated at least quarterly for OTTI and at December 31, 2022, in management's estimation, no security was OTTI. Management's evaluation of OTTI is subject to risks and uncertainties and is intended to determine the appropriate amount and timing of recognition of any impairment charge. The assessment of whether such impairment for debt securities has occurred is based on management's best estimate of the cash flows expected to be collected at the individual security level. We regularly monitor our investment portfolio to ensure securities that may be OTTI are identified in a timely manner and that any impairment charge is recognized in the proper period and, with respect to debt securities, that the impairment is properly allocated between credit losses recognized in earnings and noncredit unrealized losses recognized in OCI. Further deterioration in credit quality, imbalances in liquidity in the financial marketplace or a quick rise in interest rates might adversely affect the fair value of the Company's investment portfolio and may increase the potential that certain unrealized losses will be designated as OTT in future periods, resulting in write-downs and related charges to earnings.

Federal Home Loan Bank of Boston Stock. Union is a member of the FHLB, with an investment of $2.7 million and $1.1 million in its Class B common stock at December 31, 2022 and 2021, respectively. Union is required to invest in $100 par value stock of the FHLB in an amount tied to the unpaid principal balances on qualifying loans, plus an amount to satisfy an activity based requirement. The stock is nonmarketable, and is redeemable by the FHLB at par value. Although the FHLB was in compliance with all regulatory capital ratios as of December 31, 2022 and 2021, there is the possibility of future capital calls by the FHLB on member banks to ensure compliance with its capital plan. Union's investment in FHLB stock is carried at cost in Other assets on the consolidated balance sheets. Similar to evaluating investment securities for OTTI, the Company has evaluated its investment in the FHLB. Management's most recent evaluation of the Company's holdings of FHLB common stock concluded that the investment was not impaired at December 31, 2022.

Deposits. The following table shows information concerning the Company's average deposits by account type and the weighted average nominal rates at which interest was paid on such deposits for the years ended December 31:

	2022			2021
	Average Balance	Percent of Total Deposits	Average Rate Paid	Average Balance	Percent of Total Deposits	Average Rate Paid
	(Dollars in thousands)
Nontime deposits:
Noninterest bearing deposits	$311,444	26.9	—	$238,572	23.2	—
Interest bearing checking accounts	292,850	25.3	0.31%	255,031	24.8	0.23%
Money market accounts	246,867	21.3	0.62%	248,864	24.2	0.62%
Savings accounts	187,625	16.2	0.04%	167,381	16.3	0.06%
Total nontime deposits	1,038,786	89.7	0.24%	909,848	88.5	0.25%
Total time deposits	119,081	10.3	0.85%	118,145	11.5	0.78%
Total deposits	$1,157,867	100.0	0.30%	$1,027,993	100.0	0.31%

Deposits grew $106.8 million, or 9.8%, from $1.1 billion at December 31, 2021 to $1.2 billion at December 31, 2022. Total average deposits grew $129.9 million, or 12.6%, between years, with average nontime deposits growing $128.9 million, or 14.2%, and average time deposits increasing $936 thousand, or 0.8%, during the same time frame. The increase in average balances for nontime deposits was attributable to the overall growth in franchise. The average balances of time deposits increased due to retail brokered deposits issued during 2022 under a master certificate of deposit program with a broker, along with customers taking advantage of time deposit rate promotions offered at the end of 2022.
The Company participates in CDARS, which permits the Company to offer full deposit insurance coverage to its customers by exchanging deposit balances with other CDARS participants. CDARS also provides the Company with an additional source of funding and liquidity through the purchase of deposits. There were no purchased CDARS deposits as of December 31, 2022 or December 31, 2021. There were $12.3 million of time deposits of $250,000 or less on the balance sheets at December 31, 2022 and $13.6 million at December 31, 2021, which were exchanged with other CDARS participants.
The Company also participates in the ICS program, a service through which Union can offer its customers demand or savings products with access to unlimited FDIC insurance, while receiving reciprocal deposits from other FDIC-insured banks. Like the exchange of certificate of deposit accounts through CDARS, exchange of demand or savings deposits through ICS provides a depositor with full deposit insurance coverage of excess balances, thereby helping the Company retain the full amount of the deposit on its balance sheet. As with the CDARS program, in addition to reciprocal deposits, participating banks may also purchase one-way ICS deposits. There were $209.3 million and $155.3 million in exchanged ICS demand and money market deposits on the balance sheets at December 31, 2022 and December 31, 2021, respectively. There were no purchased ICS deposits at December 31, 2022 or December 31, 2021.
At December 31, 2022, there were $33.0 million of retail brokered deposits at a rate of 3.45% issued under a master certificate of deposit program with a deposit broker for the purpose of providing a supplemental source of funding and liquidity. These deposits matured in January 2023 and were replaced with $33.0 million of retail brokered deposits at a rate of 4.7% for a 12 month term. There were no retail brokered deposits at December 31, 2021.

A provision of the Dodd-Frank Act permanently raised FDIC deposit insurance coverage to $250 thousand per depositor per insured depository institution for each account ownership category. Uninsured deposits have been estimated to include deposits with balances greater than the FDIC insurance coverage limit of $250 thousand. This estimate is based on the same methodologies and assumptions used for regulatory reporting requirements. At December 31, 2022, the Company had estimated uninsured deposit accounts totaling $342.8 million, or 28.5% of total deposits. Uninsured deposits include $30.4 million of municipal deposits and were collateralized under applicable state regulations by investment securities or letters of credit issued by the FHLB at December 31, 2022, as described below under Borrowings.
The following table provides a maturity distribution of the Company’s time deposits in amounts in excess of the $250 thousand FDIC insurance limit at December 31:

	2022	2021
	(Dollars in thousands)
Three months or less	$1,011	$4,249
Over three months through six months	4,001	5,576
Over six months through twelve months	11,462	4,536
Over twelve months	9,883	1,862
	$26,357	$16,223
Uninsured time deposits with balances greater than $250 thousand increased $10.1 million, or 62.5%, between December 31, 2021 and December 31, 2022, which resulted primarily from rate promotions offered at the end of 2022.

Borrowings. Advances from the FHLB are another key source of funds to support earning assets. These funds are also used to manage the Bank's interest rate and liquidity risk exposures. Borrowed funds were comprised of FHLB advances of $50.0 million with a weighted average rate of 4.41% at December 31, 2022. The Company had no borrowed funds at December 31, 2021. Average borrowings outstanding for 2022 were $11.1 million, compared to average borrowings outstanding for 2021 of $7.1 million, with the weighted average interest rate on the Company's borrowings increasing from 3.05% for 2021 to 3.86% for 2022. A $7.0 million FHLB advance was prepaid during the fourth quarter of 2021 utilizing excess liquidity, resulting in penalties paid of $226 thousand which are included in Other expenses on the Company's consolidated statement of income for the year ended December 31, 2021. The Company had no overnight federal funds purchased on December 31, 2022 or 2021.
The Company has the authority, up to its available borrowing capacity with the FHLB, to collateralize public unit deposits with letters of credit issued by the FHLB. FHLB letters of credit in the amount of $42.5 million and $37.5 million were utilized as collateral for these deposits at December 31, 2022 and December 31, 2021, respectively. Total fees paid by the Company in connection with the issuance of these letters of credit were $34 thousand and $45 thousand for the years ended December 31, 2022 and 2021, respectively.
In August 2021, the Company completed the private placement of $16.5 million in aggregate principal amount of fixed-to-floating rate subordinated notes due 2031 (the "Notes") to certain qualified institutional buyers and accredited investors. The Notes initially bear interest, payable semi-annually, at the rate of 3.25% per annum, until September 1, 2026. From and including September 1, 2026, the interest rate applicable to the outstanding principal amount due will reset quarterly to the then current three-month secured overnight financing rate (SOFR) plus 263 basis points. The Notes are presented in the consolidated balance sheets net of unamortized issuance costs of $295 thousand and $329 thousand at December 31, 2022 and 2021, respectively. See Note 13 to the Company's consolidated financial statements.

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
The following table details the contractual or notional amount of financial instruments that represented credit risk at December 31, 2022:

	Contract or Notional Amount
	2023	2024	2025	2026	2027	Thereafter	Total
	(Dollars in thousands)
Commitments to originate loans	$39,217	$—	$—	$—	$—	$—	$39,217
Unused lines of credit	130,872	36,222	11,206	185	375	6,679	185,539
Standby and commercial letters of credit	487	240	39	—	—	996	1,762
Credit card arrangements	241	—	—	—	—	—	241
MPF credit enhancement obligation, net	396	—	—	—	—	—	396
Commitment to purchase investment in a real estate limited partnership	3,000	—	—	—	—	—	3,000
Total	$174,213	$36,462	$11,245	$185	$375	$7,675	$230,155
Commitments to originate loans are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have a fixed expiration date or other termination clause and may require payment of a fee. The unused lines of credit total includes $13.4 million of lines available under the overdraft privilege program and is included in the 2023 funding period. Approximately $48.7 million of the unused lines of credit relate to real estate construction loans that are expected to fund within the next twelve months. The remaining lines primarily relate to revolving lines of credit for other real estate or commercial loans. Since many of the loan commitments are expected to expire without being drawn upon and not all credit lines will be utilized, the total commitment amounts do not necessarily represent future cash requirements. Lines of credit incur seasonal volume fluctuations due to the nature of some customers' businesses, such as tourism.
Unused lines of credit increased $17.1 million, or 10.2%, from $168.4 million at December 31, 2021 to $185.5 million at December 31, 2022. Some of the larger lines have underlying participation agreements in place with other financial institutions in order to permit the Company to support the credit needs of larger dollar borrowers without bearing all the credit risk in the Company's balance sheet. Commitments to originate loans decreased $9.7 million, or 19.8%, from $48.9 million at December 31, 2021 to $39.2 million at December 31, 2022.
The Company may, from time-to-time, enter into commitments to purchase, participate or sell loans, securities, certificates of deposit, or other investment instruments which involve market and interest rate risk. At December 31, 2022, the Company had binding commitments to sell residential mortgage loans at fixed rates totaling $904 thousand.
The Company sells 1-4 family residential mortgage loans under the MPF loss-sharing program with FHLB, when management believes it is economically advantageous to do so. Under this program the Company shares in the credit risk of each mortgage, while receiving fee income in return. The Company is responsible for a Credit Enhancement Obligation based on the credit quality of these loans. FHLB funds a first loss account based on the Company's outstanding MPF mortgage balances. This creates a laddered approach to sharing in any losses. In the event of default, homeowner's equity and private mortgage insurance, if any, are the first sources of repayment; the FHLB first loss account funds are then utilized, followed by the member's Credit Enhancement Obligation, with the balance the responsibility of FHLB. These loans must meet specific underwriting standards of the FHLB. As of December 31, 2022, the Company had sold loans through the MPF program totaling $33.9 million with an outstanding balance of $9.1 million. The volume of loans sold to the MPF program and the corresponding Credit Enhancement Obligation are closely monitored by management. As of December 31, 2022, the notional amount of the maximum contingent contractual liability related to this program was $415 thousand, of which $19 thousand was recorded as a reserve through Other liabilities. Since inception of the Company's MPF participation in 2015, the Company has not experienced any losses under this program.

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
At December 31, 2022, Union, as a member of FHLB, had access to unused lines of credit of $76.9 million, over and above the $93.5 million in combined outstanding borrowings and other credit subject to collateralization, subject to the purchase of required FHLB Class B common stock and evaluation by the FHLB of the underlying collateral available. This line of credit can be used for either short-term or long-term liquidity or other funding needs.
Union also maintains an IDEAL Way Line of Credit with the FHLB. The total line available was $551 thousand at December 31, 2022. There were no borrowings against this line of credit as of such date. Interest on this line is chargeable at a rate determined by the FHLB and payable monthly. Should Union utilize this line of credit, qualified portions of the loan and investment portfolios would collateralize these borrowings.
In addition to its borrowing arrangements with the FHLB, Union maintains a pre-approved Federal Funds line of credit totaling $15.0 million with an upstream correspondent bank, a master brokered deposit agreement with a brokerage firm, one-way buy options with CDARS and ICS as well as access to the FRB discount window, which would require pledging of qualifying investment securities or loans. In addition to the funding sources available to Union, the Company maintains a $5.0 million revolving line of credit with a correspondent bank. At December 31, 2022 there were no purchased CDARS or ICS deposits, $33.0 million in retail brokered deposits issued under a master certificate of deposit program with a broker, and no outstanding advances at the FRB discount window or on the Union or Company correspondent lines.
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

Capital Resources. Capital management is designed to maintain an optimum level of capital in a cost-effective structure that meets target regulatory ratios, supports management’s internal assessment of economic capital, funds the Company’s business strategies and builds long-term stockholder value. Dividends are generally in line with long-term trends in earnings per share and conservative earnings projections, while sufficient profits are retained to support anticipated business growth, fund strategic investments, maintain required regulatory capital levels and provide continued support for deposits. The Company and Union continue to satisfy all capital adequacy requirements to which they are subject and Union is considered well capitalized under the FDIC's Prompt Corrective Action framework. The Company continues to evaluate growth opportunities both through internal growth, including potential new locations. The dividend payouts and stock repurchases during the last few years reflect the Board’s desire to utilize our capital for the benefit of the stockholders.
In August 2021, the Company completed the private placement of $16.5 million in aggregate principal amount of fixed-to-floating rate subordinated notes due 2031 to certain qualified institutional buyers and accredited investors. The Notes are structured to qualify as a Tier 2 capital for the Company under bank regulatory guidelines. The proceeds from the sale of the Notes were utilized to provide additional capital to Union to support its growth and for other general corporate purposes.
Stockholders’ equity decreased from $84.3 million at December 31, 2021 to $55.2 million at December 31, 2022, reflecting an increase of $35.9 million in accumulated other comprehensive loss due to a decrease in the fair market value of the Company's AFS securities, cash dividends declared of $6.3 million, and stock repurchases of $79 thousand during 2022. These decreases were partially offset by net income of $12.6 million for 2022, an increase of $446 thousand from stock based compensation, and a $60 thousand increase due to the issuance of common stock under the DRIP.
The Company has 7,500,000 shares of $2.00 par value common stock authorized. As of December 31, 2022, the Company had 4,982,523 shares issued, of which 4,508,587 were outstanding and 473,936 were held in treasury. As of December 31, 2022, there were outstanding unvested RSUs under the Company's 2014 Equity Plan with respect to 1,745 shares under RSU grants in 2021 and 7,822 shares under RSU grants in 2022.
In January 2022, the Company's Board reauthorized for 2022 the limited stock repurchase plan that was initially established in May of 2010. The limited stock repurchase plan allows the repurchase of up to a fixed number of shares of the Company's common stock each calendar quarter in open market purchases or privately negotiated transactions, as management may deem advisable and as market conditions may warrant. The repurchase authorization for a calendar quarter (currently 2,500 shares) expires at the end of that quarter to the extent it has not been exercised, and is not carried forward into future quarters. The Company repurchased 2,650 shares under this program during 2022 at a total cost of $79 thousand. Since inception, as of December 31, 2022, the Company had repurchased 20,440 shares under the program, for a total cost of $553 thousand. In January 2023, the Board reauthorized the limited stock repurchase plan for 2023 on similar terms.

The Company maintains a DRIP whereby registered stockholders may elect to reinvest cash dividends and optional cash contributions to purchase additional shares of the Company's common stock. The Company has reserved 200,000 shares of its common stock for issuance and sale under the DRIP. As of December 31, 2022, 7,583 shares of stock had been issued from treasury stock since inception of the DRIP, including 2,153 shares in 2022.
The Company's total capital to risk weighted assets decreased to 14.0% at December 31, 2022, from 15.4% at December 31, 2021. Tier I capital to risk weighted assets decreased to 11.0% at December 31, 2022, from 11.9% at December 31, 2021, and Tier I capital to average assets decreased to 6.7% at December 31, 2022 from 7.1% at December 31, 2021. At December 31, 2022 and 2021, Union was categorized as well capitalized under the Prompt Corrective Action regulatory framework and the Company exceeded applicable minimum capital adequacy requirements. There were no conditions or events between December 31, 2022 and the date of this report that management believes have changed either the Company’s or Union's regulatory capital category. See Note 22 to the Company's consolidated financial statements for additional discussion of the Company's and Union's regulatory capital ratios.

Impact of Inflation and Changing Prices. The Company's consolidated financial statements have been prepared in accordance with GAAP, which allows for the measurement of financial position and results of operations in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation. Banks have asset and liability structures that are essentially monetary in nature, and their general and administrative costs constitute relatively small percentages of total expenses. Thus, increases in the general price levels for goods and services have a relatively minor effect on the Company's total expenses but could have an impact on our loan customers' financial condition. Interest rates have a more significant impact on the Company's financial performance than the effect of general inflation. The Federal Reserve moved boldly in 2022 with interest rate increases to try to reduce inflation. The federal funds target range increased seven times during 2022 from a range of 0% to 0.25% to a range of 4.25% to 4.50% and increased another 50 bps during the first quarter of 2023 to a range of 4.75% to 5.0%. With inflation well above 2%, the FOMC will likely continue to increase the federal funds target range in 2023. The Company's balance sheet depicts an asset sensitive posture as net interest income is expected to benefit as interest rates rise and worsen as interest rates decline. The degree of benefit will depend on the pace and extent of interest rate increases, the slope of the yield curve, and the Company's overall deposit pricing strategy. Customer deposit balances increased during 2022 and are expected to increase in 2023 due to deposit growth initiatives, including continued expansion in the Company's newest markets and the ability to open new accounts online within the states of Vermont and New Hampshire. The cost of funds, which is primarily tied to rates paid on customer deposits, increased 8 bps during 2022. Management is projecting continued increases in the cost of funds for 2023 as interest rates on wholesale funds are expected to increase with further FOMC increases in rates and rising rates exert continued upward pressure on rates paid on customer deposit accounts in order to defend the existing deposit base and attract new customers. Market rates are out of the Company's control but can have a dramatic impact on net interest income.
Interest rates do not necessarily move in the same direction or change in the same magnitude as the prices of goods and services. Inflation in the price of goods and services, while not having a substantial impact on the operating results of the Company, does affect all customers and therefore may impact their ability to keep funds on deposit or make timely loan payments. The Company is aware of and evaluates this risk along with others in making business decisions. The levels of deficit spending by federal, state and local governments and control of the money supply by the FRB, including further changes to monetary or fiscal policies, may have unanticipated effects on interest rates or inflation in future periods that could have an unfavorable impact on the future operating results of the Company.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Omitted, in accordance with the regulatory relief available to smaller reporting companies in SEC Release Nos. 33-10513 (effective September 10, 2018).

Item 8. Financial Statements and Supplementary Data
UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
December 31, 2022 and 2021

	2022	2021
Assets	(Dollars in thousands)
Cash and due from banks	$4,504	$4,659
Federal funds sold and overnight deposits	33,381	61,263
Cash and cash equivalents	37,885	65,922
Interest bearing deposits in banks	16,428	13,196
Investment securities available-for-sale	250,267	267,819
Other investments	1,264	1,132
Total investments	251,531	268,951
Loans held for sale	1,178	13,829
Loans	958,157	787,050
Allowance for loan losses	(8,339)	(8,336)
Net deferred loan costs	1,336	705
Net loans	951,154	779,419
Premises and equipment, net	20,479	21,615
Company-owned life insurance	18,518	18,764
Other assets	39,316	23,677
Total assets	$1,336,489	$1,205,373
Liabilities and Stockholders’ Equity
Liabilities
Deposits
Noninterest bearing	$286,145	$264,888
Interest bearing	762,722	723,479
Time	153,045	106,715
Total deposits	1,201,912	1,095,082
Borrowed funds	50,000	—
Subordinated notes	16,205	16,171
Accrued interest and other liabilities	13,152	9,779
Total liabilities	1,281,269	1,121,032
Commitments and Contingencies (Notes 9, 15, 16, 18, 19 and 22)
Stockholders’ Equity
Common stock, $2.00 par value; 7,500,000 shares authorized; 4,982,523 shares issued at December 31, 2022 and 4,967,093 shares issued at December 31, 2021	9,965	9,934
Additional-paid-in capital	2,225	1,769
Retained earnings	84,669	78,350
Treasury stock at cost; 473,936 shares at December 31, 2022 and 473,438 shares at December 31, 2021	(4,220)	(4,160)
Accumulated other comprehensive loss	(37,419)	(1,552)
Total stockholders' equity	55,220	84,341
Total liabilities and stockholders' equity	$1,336,489	$1,205,373

See accompanying notes to consolidated financial statements.

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2022 and 2021

	2022	2021
	(Dollars in thousands, except per share data)
Interest and dividend income
Interest and fees on loans	$38,358	$36,261
Interest on debt securities:
Taxable	4,217	2,129
Tax exempt	913	626
Dividends	28	18
Interest on federal funds sold and overnight deposits	245	100
Interest on interest bearing deposits in banks	187	139
Total interest and dividend income	43,948	39,273
Interest expense
Interest on deposits	3,522	3,147
Interest on short-term borrowed funds	433	—
Interest on long-term borrowed funds	—	219
Interest on subordinated notes	569	199
Total interest expense	4,524	3,565
Net interest income	39,424	35,708
Provision for loan losses	—	—
Net interest income after provision for loan losses	39,424	35,708
Noninterest income
Trust income	838	808
Service fees	6,859	6,516
Net gains on sales of investment securities available-for-sale	31	—
Net gains on sales of loans held for sale	1,004	4,956
Net loss on other investments	(60)	(21)
Other income	315	704
Total noninterest income	8,987	12,963
Noninterest expenses
Salaries and wages	14,083	14,448
Employee benefits	5,030	4,593
Occupancy expense, net	1,913	1,890
Equipment expense	3,692	3,447
Other expenses	8,446	8,477
Total noninterest expenses	33,164	32,855
Income before provision for income taxes	15,247	15,816
Provision for income taxes	2,632	2,646
Net income	$12,615	$13,170

Basic earnings per common share	$2.81	$2.94
Diluted earnings per common share	$2.79	$2.92
Dividends per common share	$1.40	$1.32

See accompanying notes to consolidated financial statements.

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
Years Ended December 31, 2022 and 2021

	2022	2021
	(Dollars in thousands)
Net income	$12,615	$13,170
Other comprehensive loss, net of tax:
Investment securities available-for-sale:
Net unrealized holding losses arising during the year on investment securities available-for-sale	(35,842)	(4,188)
Reclassification adjustment for net gains on investment securities available-for-sale realized in net income	(25)	—
Total other comprehensive loss	(35,867)	(4,188)
Total comprehensive (loss) income	$(23,252)	$8,982

See accompanying notes to consolidated financial statements.

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Years Ended December 31, 2022 and 2021

	Common Stock
	Shares, net of treasury	Amount	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive income (loss)	Total stockholders’ equity
	(Dollars in thousands, except per share data)
Balances, December 31, 2020	4,480,100	$9,910	$1,393	$71,097	$(4,169)	$2,636	$80,867
Net income	—	—	—	13,170	—	—	13,170
Other comprehensive loss	—	—	—	—	—	(4,188)	(4,188)
Dividend reinvestment plan	1,291	—	29	—	11	—	40
Cash dividends declared ($1.32 per share)	—	—	—	(5,917)	—	—	(5,917)
Stock based compensation expense	9,361	18	281	—	—	—	299
Exercise of stock options	3,000	6	66	—	—	—	72
Purchase of treasury stock	(97)	—	—	—	(2)	—	(2)
Balances, December 31, 2021	4,493,655	9,934	1,769	78,350	(4,160)	(1,552)	84,341
Net income	—	—	—	12,615	—	—	12,615
Other comprehensive loss	—	—	—	—	—	(35,867)	(35,867)
Dividend reinvestment plan	2,153	—	41	—	19	—	60
Cash dividends declared ($1.40 per share)	—	—	—	(6,296)	—	—	(6,296)
Stock based compensation expense	15,429	31	415	—	—	—	446
Purchase of treasury stock	(2,650)	—	—	—	(79)	—	(79)
Balances, December 31, 2022	4,508,587	$9,965	$2,225	$84,669	$(4,220)	$(37,419)	$55,220

See accompanying notes to consolidated financial statements.

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2022 and 2021

	2022	2021
Cash Flows From Operating Activities	(Dollars in thousands)
Net income	$12,615	$13,170
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,801	1,825
Deferred income tax (benefit) provision	(270)	371
Net amortization of premiums on investment securities	630	579
Equity in losses of limited partnerships	1,138	1,011
Stock based compensation expense	446	299
Net increase in unamortized loan costs	(631)	(851)
Proceeds from sales of loans held for sale	78,976	221,773
Origination of loans held for sale	(65,321)	(198,458)
Net gains on sales of loans held for sale	(1,004)	(4,956)
Net losses on disposals of premises and equipment	—	108
Net gains on sales of investment securities available-for-sale	(31)	—
Net gains on sales of other real estate owned	—	(13)
Net losses on other investments	60	21
(Increase) decrease in accrued interest receivable	(916)	881
Amortization of core deposit intangible	—	71
Amortization of debt issuance costs	34	11
Increase in other assets	(225)	(5,831)
Increase (decrease) in other liabilities	1,729	(821)
Net cash provided by operating activities	29,031	29,190
Cash Flows From Investing Activities
Interest bearing deposits in banks
Proceeds from maturities and redemptions	7,968	6,972
Purchases	(11,200)	(7,469)
Investment securities available-for-sale
Proceeds from sales	6,827	8,717
Proceeds from maturities, calls and paydowns	23,509	28,196
Purchases	(58,784)	(204,848)
Net purchases of other investments	(192)	(106)
Net increase in nonmarketable stock	(1,652)	(14)
Net increase in loans	(171,111)	(15,931)
Recoveries of loans charged off	7	68
Net purchases of premises and equipment	(665)	(3,509)
Investments in limited partnerships	(2,290)	(2,194)
Proceeds from sales of other real estate owned	—	110
Net cash used in investing activities	(207,583)	(190,008)

Cash Flows From Financing Activities
Repayment of long-term borrowings	—	(7,164)
Net increase in short-term borrowings outstanding	50,000	—
Net increase in noninterest bearing deposits	21,257	49,643
Net increase in interest bearing deposits	39,243	86,110
Net increase (decrease) in time deposits	46,330	(34,973)
Proceeds from issuance of subordinated notes	—	16,500
Debt issuance costs incurred with issuance of subordinated notes	—	(340)
Exercise of stock options	—	72
Purchase of treasury stock	(79)	(2)
Dividends paid	(6,236)	(5,877)
Net cash provided by financing activities	150,515	103,969
Net decrease in cash and cash equivalents	(28,037)	(56,849)
Cash and cash equivalents
Beginning of year	65,922	122,771
End of year	$37,885	$65,922
Supplemental Disclosures of Cash Flow Information
Interest paid	$4,394	$3,449
Income taxes paid	$950	$1,850

Supplemental Schedule of Noncash Investing and Financing Activities
Other real estate acquired in settlement of loans	$—	$47
Investment in limited partnerships acquired by capital contributions payable	$3,494	$1,264
Right-of-use operating lease assets obtained in exchange for operating lease liabilities	$641	$—

Dividends paid on Common Stock:
Dividends declared	$6,296	$5,917
Dividends reinvested	(60)	(40)
	$6,236	$5,877

See accompanying notes to consolidated financial statements.

UNION BANKSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Significant Accounting Policies
Basis of financial statement presentation
The accounting and reporting policies of Union Bankshares, Inc. and its Subsidiary (together, the Company) are in conformity with GAAP and general practices within the banking industry. The following is a description of the more significant policies.
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

The acronyms, abbreviations and capitalized terms identified below are used throughout this Annual Report on Form 10-K, including Parts I, II and III. The following is provided to aid the reader and provide a reference page when reviewing this Annual Report:

AFS:	Available-for-sale	HTM:	Held-to-maturity
ALCO:	Asset Liability Management Committee	HUD:	U.S. Department of Housing and Urban Development
ALL:	Allowance for loan losses	ICS:	Insured Cash Sweeps of the IntraFi Network
ASC:	Accounting Standards Codification	IRS:	Internal Revenue Service
ASU:	Accounting Standards Update	MBS:	Mortgage-backed security
BHCA:	Bank Holding Company Act of 1956	MPF:	Mortgage Partnership Finance Program
Board:	Board of Directors	MSRs:	Mortgage Servicing rights
bp or bps:	Basis point(s)	NASDAQ:	NASDAQ Global Security Market
Branch Acquisition:	The acquisition of three New Hampshire branches in May 2011	OAO:	Other assets owned
CARES Act:	Coronavirus Aid, Relief and Economic Security Act	OCI:	Other comprehensive income (loss)
CDARS:	Certificate of Deposit Accounts Registry Service of the IntraFi Network	OFAC:	U.S. Office of Foreign Assets Control
CECL:	Current Expected Credit Loss	OREO:	Other real estate owned
CFPB:	Consumer Financial Protection Bureau	OTTI:	Other-than-temporary impairment
COLI:	Company-Owned Life Insurance	OTT:	Other-than-temporary
Company:	Union Bankshares, Inc. and Subsidiary	PPP:	Paycheck Protection Program
COVID-19:	Novel Coronavirus	PPPLF:	PPP Liquidity Facility of the FRB
DFR:	Vermont Department of Financial Regulation	RD:	USDA Rural Development
Dodd-Frank Act:	The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010	RSU:	Restricted Stock Unit
DRIP:	Dividend Reinvestment and Stock Purchase Plan	SBA:	U.S. Small Business Administration
EPS:	Earnings per share	SEC:	U.S. Securities and Exchange Commission
FASB:	Financial Accounting Standards Board	SOX Act:	Sarbanes Oxley Act of 2002
FDIC:	Federal Deposit Insurance Corporation	Tax Act:	Tax Cut and Jobs Act
FDICIA:	The Federal Deposit Insurance Corporation Improvement Act of 1991	TDR:	Troubled-debt restructuring
FHA:	U.S. Federal Housing Administration	Union:	Union Bank, the sole subsidiary of Union Bankshares, Inc
FHLB:	Federal Home Loan Bank of Boston	USDA:	U.S. Department of Agriculture
FRB:	Federal Reserve Board	VA:	U.S. Veterans Administration
Fannie Mae:	Federal National Mortgage Association	2008 Plan:	2008 Amended and Restated Nonqualified Deferred Compensation Plan
FHLMC/Freddie Mac:	Federal Home Loan Mortgage Corporation	2014 Equity Plan:	2014 Equity Incentive Plan, as amended
GAAP:	Generally accepted accounting principles in the United States	2020 Plan:	2020 Amended and Restated Nonqualified Excess Plan
GLBA:	Gramm-Leach-Bliley Financial Modernization Act of 1999

Nature of operations

The Company provides a variety of financial services to individuals, municipalities, commercial businesses and nonprofit customers through its branches, ATMs, telebanking, mobile and internet banking systems in northern Vermont and New Hampshire. This market area encompasses primarily retail consumers, small businesses, municipalities, agricultural producers and the tourism industry. The Company's primary deposit products are checking accounts, savings accounts, money market accounts, certificates of deposit and individual retirement accounts and its primary lending products are commercial, real estate, municipal and consumer loans. The Company also offers fiduciary and asset management services through its Wealth Management Group, an unincorporated division of Union.

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

Wealth management operations

Assets held by Union's Wealth Management Group in a fiduciary or agency capacity, other than trust cash on deposit with Union, are not included in these consolidated financial statements because they are not assets of Union or the Company.

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

Loans held for sale

Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. The estimated fair value of loans held for sale is based on current price quotes that determine the amount that the loans could be sold for in the secondary market. Loans transferred from held for sale to portfolio are transferred at the lower of cost or fair value in the aggregate. Sales are normally made without recourse. Gains and losses on the disposition of loans held for sale are determined on the specific identification basis. Net unrealized losses are recognized through a valuation allowance and charged to income.

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
•Commercial real estate - Loans in this segment are primarily properties occupied by businesses or are income-producing properties. The underlying cash flows generated by the properties may be adversely impacted by a downturn in the economy as evidenced by a general slowdown in business or increased vacancy rates which, in turn, could have an effect on the credit quality of this segment. Management requests business financial statements at least annually and monitors the cash flows of these loans.
•Commercial - Loans in this segment are made to businesses and are generally secured by non-real estate assets of the business. Repayment is expected from the cash flows of the business. A weakened economy, and resultant decreased consumer or business spending, could have an effect on credit quality of this segment. Loans originated under the PPP are also included in this segment. Management requests business financial statements at least annually and monitors the cash flows of these loans.
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
Servicing assets are evaluated for impairment regularly based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights by predominant characteristics, such as interest rates and terms. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Impairment of the servicing assets is recognized through a valuation allowance to the extent that fair value is less than the capitalized amount. If it is later determined that all or a portion of the impairment no longer exists, a reduction of the allowance may be recorded as noninterest income up to, but not in excess of, the prior impairment.
Servicing fee income is recorded for fees earned for servicing loans for investors. The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income within noninterest income in the consolidated statements of income when earned.

Premises and equipment

Premises and equipment are stated at cost, less accumulated depreciation. Depreciation is computed principally by the straight line method over the estimated useful lives of the assets. The cost of assets sold or otherwise disposed of and the related accumulated depreciation are eliminated from the accounts and the resulting gains or losses are reflected in the consolidated statements of income. Maintenance and repairs are charged to current expense as incurred and the costs of major renovations and betterments are capitalized. Construction in progress is stated at cost, which includes the cost of construction and other direct costs attributable to the construction. No provision for depreciation is made on construction in progress until such time as the relevant assets are completed and put into use.

Intangible assets

Intangible assets include goodwill amounting to $2.2 million, which represents the excess of the purchase price over the fair value of net assets acquired in the 2011 Branch Acquisition. Goodwill is evaluated for impairment annually, in accordance with current authoritative accounting guidance. Management assesses qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of the Company, in total, is less than its carrying amount. Management is not aware of any such events or circumstances that would cause it to conclude that the fair value of the Company is less than its carrying amount.

Federal Home Loan Bank stock

As a member of the FHLB, Union is required to invest in $100 par value stock of the FHLB in an amount to satisfy unpaid principal balances on qualifying loans, plus an amount to satisfy an activity based requirement. The stock is nonmarketable, and is redeemable by the FHLB at par value. Also, there is the possibility of future capital calls by the FHLB on member banks to ensure compliance with its capital plan. FHLB stock is reported in Other assets at its par value of $2.7 million and $1.1 million at December 31, 2022 and 2021, respectively.

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

Advertising costs

The Company expenses advertising costs as incurred and they are included in Other expenses in the Company's consolidated statements of income.

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

Comprehensive (loss) income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income or loss. Certain changes in assets and liabilities, such as the after tax effect of unrealized gains and losses on debt securities AFS that are not OTTI, are not reflected in the consolidated statements of income. The cumulative effect of such items, net of tax effect, is reported as a separate component of the equity section of the consolidated balance sheets (Accumulated OCI) (See Note 24). OCI, along with net income, comprises the Company's total comprehensive income or loss.

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

Stock Based Compensation

Under the Company's 2014 Equity Plan, as amended and approved by the stockholders in May 2022, 150,000 shares of the Company’s common stock were authorized for equity awards of incentive stock options, nonqualified stock options, restricted stock and restricted stock units to eligible officers and (except for awards of incentive stock options) nonemployee directors. Stock based compensation awards are measured at the fair value of the stock at the grant date and recognized as expense over the period in which they vest. (See Note 16.)

Segment Reporting

Operating segments are the components of an entity for which separate financial information is available and evaluated regularly by management in order to allocate resources and assess performance. Management assesses consolidated financial results to make operating and strategic decisions, assess performance, and allocate resources. Therefore, the Company has determined that its business is conducted in one reportable segment and represents the consolidated financial statements of the Company.

Recent accounting pronouncements (Unaudited)

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Under this guidance, which will replace the incurred loss model for recognizing credit losses, banks and other lending institutions will be required to recognize the full amount of expected credit losses. The guidance in the ASU, which is referred to as the current expected credit loss model ("CECL"), requires that expected credit losses for financial assets held at the reporting date that are accounted for at amortized cost be measured and recognized based on historical experience and current and reasonably supportable forecasted conditions to reflect the full amount of expected credit losses. CECL also applies to certain off-balance sheet credit exposures, such as loan commitments, standby letters of credit, financial guarantees and other similar commitments. A modified version of these requirements also applies to debt securities classified as AFS. As initially proposed, the ASU was to become effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption was permitted for fiscal years beginning after December 15, 2018, including interim periods within such years. In October 2019, the FASB approved amendments to delay the effective date of the ASU to fiscal years beginning after December 31, 2022, including interim periods within those fiscal years, for smaller reporting companies, as defined by the SEC, and other non-SEC reporting entities. The Company did not choose to early adopt the ASU. As the Company is a smaller reporting company, the ASU will become effective for the Company beginning with the 2023 fiscal year. The Company established a CECL implementation team and developed a transition project plan. The Company has substantially completed the development of its CECL process and is currently working to finalize its internal CECL policy and internal control framework. A software package utilized for the current calculation of the allowance for loan losses will also be utilized for the Company's CECL calculation beginning in the first quarter of 2023. The Company will primarily utilize a discounted cash flow model to estimate the allowance for loan losses. This model contains assumptions to calculate credit losses over the estimated life of financial assets and will include the impact of forecasted economic conditions. To estimate the reserve liability for off-balance sheet credit exposures, which are primarily unfunded loan commitments, the Company will apply certain assumptions, including, but not limited to, a funding assumption. The Company has conducted parallel calculations as of December 31, 2022 under the existing incurred loss model and the CECL model. Upon adoption of the ASU in the first quarter of 2023, the Company anticipates that it will result in an immaterial impact to its consolidated financial statements, as well as the Company's and Union's regulatory capital ratios.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, and has issued subsequent amendments thereto, which provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance is effective for all entities as of March 12, 2020 through December 31, 2024. The transition away from LIBOR is not expected to have a material impact on the Company's consolidated financial statements.

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

Note 2.  Restrictions on Cash and Cash Equivalents

The nature of the Company's business requires that it maintain amounts due from correspondent banks which, at times, may exceed federally insured limits. The balances in these accounts at December 31, were as follows:

	2022	2021
	(Dollars in thousands)
Noninterest bearing accounts	$691	$336
Federal Reserve Bank of Boston	33,336	61,047
FHLB of Boston	187	692
No losses have been experienced in these accounts and the Company believes it is not exposed to any significant risk with respect to the accounts.

The Company had no reserve requirement and was not required to maintain contracted clearing balances at December 31, 2022 or 2021. Balances at the Federal Reserve Bank of Boston and a portion of the funds at the FHLB are classified as overnight deposits as they earn interest.

Note 3.  Interest Bearing Deposits in Banks

Interest bearing deposits in banks consist of certificates of deposit purchased from various financial institutions. Deposits at each institution are generally maintained at or below the FDIC insurable limit of $250 thousand. As of December 31, 2022, the Company held $16.4 million in certificates with rates ranging from 0.40% to 5.06% and various maturity dates through 2026, with $7.7 million scheduled to mature in 2023.

Note 4. Investment Securities
Investment securities as of the balance sheet dates consisted of the following:

December 31, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale	(Dollars in thousands)
Debt securities:
U.S. Government-sponsored enterprises	$45,090	$—	$(5,845)	$39,245
Agency MBS	198,478	104	(34,150)	164,432
State and political subdivisions	47,722	281	(7,537)	40,466
Corporate	6,343	—	(219)	6,124
Total	$297,633	$385	$(47,751)	$250,267

December 31, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale	(Dollars in thousands)
Debt securities:
U.S. Government-sponsored enterprises	$37,176	$55	$(593)	$36,638
Agency MBS	181,216	574	(3,540)	178,250
State and political subdivisions	44,068	1,293	(107)	45,254
Corporate	7,323	381	(27)	7,677
Total	$269,783	$2,303	$(4,267)	$267,819

At December 31, 2022 and 2021, there were no investment securities HTM. Investment securities AFS with a carrying amount of $433 thousand and $608 thousand were pledged as collateral for public unit deposits or for other purposes as required or permitted by law at December 31, 2022 and 2021, respectively.

Information pertaining to all investment securities with gross unrealized losses as of the balance sheet dates, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

December 31, 2022	Less Than 12 Months			12 Months and Over			Total
	Number of Securities	Fair Value	Gross Unrealized Loss	Number of Securities	Fair Value	Gross Unrealized Loss	Number of Securities	Fair Value	Gross Unrealized Loss
		(Dollars in thousands)
Debt securities:
U.S. Government- sponsored enterprises	4	$8,000	$(533)	31	$31,103	$(5,312)	35	$39,103	$(5,845)
Agency MBS	31	24,306	(2,192)	62	134,297	(31,958)	93	158,603	(34,150)
State and political subdivisions	39	15,457	(1,846)	27	18,613	(5,691)	66	34,070	(7,537)
Corporate	10	4,719	(124)	3	1,405	(95)	13	6,124	(219)
Total	84	$52,482	$(4,695)	123	$185,418	$(43,056)	207	$237,900	$(47,751)

December 31, 2021	Less Than 12 Months			12 Months and Over			Total
	Number of Securities	Fair Value	Gross Unrealized Loss	Number of Securities	Fair Value	Gross Unrealized Loss	Number of Securities	Fair Value	Gross Unrealized Loss
		(Dollars in thousands)
Debt securities:
U.S. Government- sponsored enterprises	18	$29,754	$(464)	14	$3,885	$(129)	32	$33,639	$(593)
Agency MBS	41	130,742	(2,252)	17	32,955	(1,288)	58	163,697	(3,540)
State and political subdivisions	17	17,483	(107)	—	—	—	17	17,483	(107)
Corporate	2	985	(15)	1	488	(12)	3	1,473	(27)
Total	78	$178,964	$(2,838)	32	$37,328	$(1,429)	110	$216,292	$(4,267)
The Company has the ability to hold the investment securities that had unrealized losses at December 31, 2022 for the foreseeable future. The decline in fair value is the result of market conditions and not attributable to credit quality in the investment securities and no declines were deemed by management to be OTT at December 31, 2022 or 2021.

The following table presents the proceeds from sales and calls resulting in gross gains and gross losses from the disposition of AFS securities:

	For the Years Ended December 31,
	2022	2021
	(Dollars in thousands)
Proceeds from sales	$6,827	$8,717
Proceeds from calls	502	789

Gross gains	81	58
Gross losses	(50)	(58)
Net gains	$31	$—

The amortized cost and estimated fair value of debt securities by contractual scheduled maturity as of December 31, 2022, were as follows:

	Amortized Cost	Fair Value
Available-for-sale	(Dollars in thousands)
Due in one year or less	$5	$5
Due from one to five years	22,961	20,827
Due from five to ten years	27,043	23,806
Due after ten years	49,146	41,197
	99,155	85,835
Agency MBS	198,478	164,432
Total	$297,633	$250,267
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

Note 5.  Loans Held for Sale and Loan Servicing

At December 31, 2022 and 2021, loans held for sale consisted of conventional residential mortgages originated for subsequent sale, with an estimated fair value in excess of their carrying value. Therefore, no valuation reserve was necessary for loans held for sale as of the balance sheet dates.

Commercial and residential mortgage loans serviced for others are not included in the accompanying balance sheets. The unpaid principal balance of commercial and residential mortgage loans serviced for others was $660.7 million and $659.3 million at December 31, 2022 and 2021, respectively.
Loans sold consisted of the following during the years ended December 31:

	2022		2021
	Loans Sold	Net Gains on Sale	Loans Sold	Net Gains on Sale
	(Dollars in thousands)
Residential loans	$77,972	$1,004	$216,817	$4,956
There were no obligations to repurchase loans for any amount at December 31, 2022, but there were contractual risk sharing commitments on certain sold loans totaling $415 thousand as of such date. (See Note 19.)
The Company generally retains the servicing rights on loans sold. At December 31, 2022 and 2021, the unamortized balance of servicing rights on loans sold with servicing retained was $2.0 million and $2.5 million, respectively, and is included in Other assets. The estimated fair value of these servicing rights was in excess of their carrying value at December 31, 2022 and 2021, and therefore no impairment reserve was necessary. The capitalization and amortization of MSRs is included in Other income.
The following table presents the capitalization and amortization of loan servicing rights:

	For The Years Ended December 31,
	2022	2021
	(Dollars in thousands)
Capitalization of servicing rights	$480	$1,454
Amortization of servicing rights	945	1,211
Net capitalization of servicing rights	$(465)	$243
Note 6.  Loans
The composition of Net loans at December 31, was as follows:

	2022	2021
	(Dollars in thousands)
Residential real estate	$352,433	$246,827
Construction real estate	96,620	65,149
Commercial real estate	377,947	344,816
Commercial	40,973	49,788
Consumer	2,204	2,376
Municipal	87,980	78,094
Gross loans	958,157	787,050
Allowance for loan losses	(8,339)	(8,336)
Net deferred loan costs	1,336	705
Net loans	$951,154	$779,419
There were 4 and 154 PPP loans totaling $205 thousand and $13.6 million classified as commercial loans as of December 31, 2022 and 2021, respectively. As of December 31, 2022 and 2021, there were PPP deferred loan origination fees of $7 thousand and $558 thousand, respectively, remaining to be amortized into interest income over the lives of the respective loans. PPP loan origination fees of $551 thousand and $2.8 million were recognized in earnings during the years ended December 31, 2022 and 2021, respectively.

Qualifying residential first mortgage loans and certain commercial real estate loans with a carrying value of $272.9 million and $224.4 million were pledged as collateral for borrowings from the FHLB under a blanket lien at December 31, 2022 and 2021, respectively.

A summary of current, past due and nonaccrual loans as of the balance sheet dates follows:

December 31, 2022	Current	30-59 Days	60-89 Days	90 Days and over and accruing	Nonaccrual	Total
	(Dollars in thousands)
Residential real estate	$350,341	$1,724	$79	$186	$103	$352,433
Construction real estate	96,085	529	—	—	6	96,620
Commercial real estate	375,311	515	19	—	2,102	377,947
Commercial	40,806	7	160	—	—	40,973
Consumer	2,197	7	—	—	—	2,204
Municipal	87,980	—	—	—	—	87,980
Total	$952,720	$2,782	$258	$186	$2,211	$958,157

December 31, 2021	Current	30-59 Days	60-89 Days	90 Days and over and accruing	Nonaccrual	Total
	(Dollars in thousands)
Residential real estate	$245,169	$1,328	$130	$53	$147	$246,827
Construction real estate	64,939	72	—	—	138	65,149
Commercial real estate	340,209	242	—	—	4,365	344,816
Commercial	49,699	36	8	45	—	49,788
Consumer	2,376	—	—	—	—	2,376
Municipal	78,094	—	—	—	—	78,094
Total	$780,486	$1,678	$138	$98	$4,650	$787,050

There was one residential real estate loan totaling $28 thousand in process of foreclosure at December 31, 2022 and no loans in process of foreclosure at December 31, 2021. Aggregate interest not recognized on nonaccrual loans was $59 thousand and $504 thousand for the years ended December 31, 2022 and 2021, respectively.

Note 7.  Allowance for Loan Losses and Credit Quality

Changes in the ALL, by class of loans, were as follows for the years ended:

December 31, 2022	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Balance, December 31, 2021	$2,068	$837	$4,122	$275	$11	$86	$937	$8,336
Provision (credit) for loan losses	349	195	(187)	25	(3)	9	(388)	—
Recoveries of amounts charged off	—	—	—	2	5	—	—	7
	2,417	1,032	3,935	302	13	95	549	8,343
Amounts charged off	—	—	—	(1)	(3)	—	—	(4)
Balance, December 31, 2022	$2,417	$1,032	$3,935	$301	$10	$95	$549	$8,339

December 31, 2021	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Balance, December 31, 2020	$1,776	$763	$4,199	$458	$15	$214	$846	$8,271
Provision (credit) for loan losses	226	74	(77)	(183)	(3)	(128)	91	—
Recoveries of amounts charged off	66	—	—	—	2	—	—	68
	2,068	837	4,122	275	14	86	937	8,339
Amounts charged off	—	—	—	—	(3)	—	—	(3)
Balance, December 31, 2021	$2,068	$837	$4,122	$275	$11	$86	$937	$8,336

The allocation of the ALL, summarized on the basis of the Company's impairment methodology by class of loan, as of the balance sheet dates, was as follows:

December 31, 2022	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Individually evaluated for impairment	$21	$—	$9	$—	$—	$—	$—	$30
Collectively evaluated for impairment	2,396	1,032	3,926	301	10	95	549	8,309
Total allocated	$2,417	$1,032	$3,935	$301	$10	$95	$549	$8,339

December 31, 2021	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Individually evaluated for impairment	$26	$—	$20	$—	$—	$—	$—	$46
Collectively evaluated for impairment	2,042	837	4,102	275	11	86	937	8,290
Total allocated	$2,068	$837	$4,122	$275	$11	$86	$937	$8,336

Despite the allocation shown in the tables above, the ALL is general in nature and is available to absorb losses from any class of loan.
The recorded investment in loans, summarized on the basis of the Company's impairment methodology by class of loan, as of the balance sheet dates, was as follows:

December 31, 2022	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Total
	(Dollars in thousands)
Individually evaluated for impairment	$1,473	$58	$7,933	$7	$—	$—	$9,471
Collectively evaluated for impairment	350,960	96,562	370,014	40,966	2,204	87,980	948,686
Total	$352,433	$96,620	$377,947	$40,973	$2,204	$87,980	$958,157

December 31, 2021	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Total
	(Dollars in thousands)
Individually evaluated for impairment	$1,750	$198	$4,819	$9	$—	$—	$6,776
Collectively evaluated for impairment	245,077	64,951	339,997	49,779	2,376	78,094	780,274
Total	$246,827	$65,149	$344,816	$49,788	$2,376	$78,094	$787,050

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

The following tables summarize the loan ratings applied by management to the Company's loans by class as of the balance sheet dates:

December 31, 2022	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Total
	(Dollars in thousands)
Pass	$328,885	$47,356	$258,175	$36,338	$2,197	$87,980	$760,931
Satisfactory/Monitor	21,429	49,206	111,077	4,368	7	—	186,087
Substandard	2,119	58	8,695	267	—	—	11,139
Total	$352,433	$96,620	$377,947	$40,973	$2,204	$87,980	$958,157

December 31, 2021	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Total
	(Dollars in thousands)
Pass	$227,684	$39,135	$191,902	$45,407	$2,371	$78,094	$584,593
Satisfactory/Monitor	16,820	25,816	147,645	4,301	5	—	194,587
Substandard	2,323	198	5,269	80	—	—	7,870
Total	$246,827	$65,149	$344,816	$49,788	$2,376	$78,094	$787,050

The following tables provide information with respect to impaired loans by class of loan as of and for the years ended December 31, 2022 and 2021:

	December 31, 2022			For The Year Ended December 31, 2022
	Recorded Investment (1)	Principal Balance (1)	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Residential real estate	$190	$200	$21
Commercial real estate	2,068	2,068	9
With an allowance recorded	2,258	2,268	30

Residential real estate	1,283	1,787	—
Construction real estate	58	83	—
Commercial real estate	5,865	6,403	—
Commercial	7	7	—
With no allowance recorded	7,213	8,280	—

Residential real estate	1,473	1,987	21	$1,570	$101
Construction real estate	58	83	—	116	27
Commercial real estate	7,933	8,471	9	5,822	185
Commercial	7	7	—	8	1
Total	$9,471	$10,548	$30	$7,516	$314

	December 31, 2021			For The Year Ended December 31, 2021
	Recorded Investment (1)	Principal Balance (1)	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Residential real estate	$199	$209	$26
Commercial real estate	1,591	1,764	20
With an allowance recorded	1,790	1,973	46

Residential real estate	1,551	2,043	—
Construction real estate	198	218	—
Commercial real estate	3,228	3,274	—
Commercial	9	9	—
With no allowance recorded	4,986	5,544	—

Residential real estate	1,750	2,252	26	$1,749	$197
Construction real estate	198	218	—	205	4
Commercial real estate	4,819	5,038	20	4,552	217
Commercial	9	9	—	82	9
Total	$6,776	$7,517	$46	$6,588	$427
____________________
(1)Does not reflect government guaranties on impaired loans as of December 31, 2022 and 2021 totaling $341 thousand and $423 thousand, respectively.

The following is a summary of TDR loans by class of loan as of the balance sheet dates:

	December 31, 2022		December 31, 2021
	Number of Loans	Principal Balance	Number of Loans	Principal Balance
	(Dollars in thousands)
Residential real estate	25	$1,473	29	$1,750
Construction real estate	2	58	2	81
Commercial real estate	1	172	3	375
Commercial	1	7	1	9
Total	29	$1,710	35	$2,215

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

There was no new TDR activity for the year ended December 31, 2022. The following table provides new TDRs for the year ended December 31, 2021:

	New TDRs During the
	Year Ended December 31,2021
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Residential real estate	2	$445	$445

There were no TDR loans modified within the previous twelve months that had subsequently defaulted during the years ended December 31, 2022 or 2021. TDR loans are considered defaulted at 90 days past due.

At December 31, 2022 and 2021, the Company was not committed to lend any additional funds to borrowers whose loans were nonperforming, impaired or restructured.

Note 8.  Premises and Equipment
The major classes of premises and equipment and accumulated depreciation at December 31, were as follows:

	2022	2021
	(Dollars in thousands)
Land and land improvements	$4,466	$4,466
Building and improvements	20,432	20,412
Furniture and equipment	11,636	11,310
Construction in progress and deposits on equipment	361	122
	36,895	36,310
Less accumulated depreciation	(16,416)	(14,695)
	$20,479	$21,615
Depreciation included in Occupancy and Equipment expenses amounted to $1.8 million for the years ended December 31, 2022 and 2021.

Note 9. Leases
As of December 31, 2022, the Company had operating real estate leases for two branch locations, one loan production office, land upon which a branch location was constructed and two ATM locations. The lease agreements have maturity dates ranging from October 2023 to September 2047. As of December 31, 2022, the weighted average remaining life of the lease term for the operating leases was 20.38 years.
The discount rate used in determining the lease liability for each individual lease was the FHLB fixed advance rate as of January 2019 that corresponded to the remaining lease term for each lease at adoption of the ASU or the date the lease became effective. As of December 31, 2022, the weighted average discount rate for operating leases was 3.55%.
The right-of-use assets and lease liabilities related to operating leases were as follows at December 31:

	2022	2021
	(Dollars in thousands)
Right-of-use assets included in Other assets	$2,152	$1,612
Lease liabilities included in Accrued interest and other liabilities	2,255	1,690

Total estimated rental commitments for operating leases were as follows as of December 31, 2022:

(Dollars in thousands)
2023	$168
2024	157
2025	159
2026	161
2027	168
Thereafter	2,520
Total	$3,333
A reconciliation of the operating lease undiscounted cash flows in the maturity analysis above and the operating lease liability recognized in the consolidated balance sheet is shown below:

December 31, 2022
(Dollars in thousands)
Undiscounted cash flows	$3,333
Discount effect of cash flows	(1,078)
Lease liabilities	$2,255

Operating lease costs, included in Occupancy expense, net in the consolidated statements of income were $206 thousand and $195 thousand for the years ended December 31, 2022 and 2021, respectively. Occupancy expense is shown in the consolidated statements of income, net of rental income of $273 thousand and $251 thousand for the years ended December 31, 2022 and 2021, respectively.

Note 10.  Investment in Real Estate Limited Partnerships

The Company has purchased from time to time various interests in limited partnerships established to acquire, own and rent residential housing for elderly, low or moderate income individuals in Vermont and New Hampshire. The following is a summary of investments in real estate limited partnerships at December 31:

	2022	2021
	(Dollars in thousands)
Carrying values of investments carried at equity included in Other assets	$11,009	$7,572
Capital contribution payable included in Accrued interest and other liabilities	3,442	1,158

The following table presents the net impact on the Provision for income taxes related to investments carried at equity:

	For the Years Ended December 31,
	2022	2021
	(Dollars in thousands)
Provision for undistributed net losses of limited partnership investments	$1,138	$1,011
Federal income tax credits related to limited partnership investments	(1,110)	(1,057)
Net effect on Provision for income taxes	$28	$(46)

Note 11. Deposits

The following is a summary of interest bearing deposits at December 31:

	2022	2021
	(Dollars in thousands)
Interest bearing checking accounts	$329,785	$281,638
Savings and money market accounts	432,937	441,841
Time deposits, $250,000 and over	26,357	16,223
Other time deposits	126,688	90,492
	$915,767	$830,194
Included in other time deposits are brokered deposits of $33.0 million at December 31, 2022. There were no brokered deposits at December 31, 2021. Reciprocal deposits of $221.6 million and $168.9 million at December 31, 2022 and 2021, respectively, are included in deposit balances in the consolidated balance sheets.

The following is a summary of time deposits by maturity at December 31, 2022:

(Dollars in thousands)
2023	$100,935
2024	42,513
2025	5,327
2026	2,099
2027	2,171
$153,045

Note 12. Borrowed Funds

The Company's borrowed funds consisted of borrowings from the FHLB of $50.0 million at a weighted average rate of 4.41% at December 31, 2022 and there were no borrowed funds at December 31, 2021.

The Company has established both overnight and longer term lines of credit with the FHLB. These borrowings are secured by a blanket lien on qualified collateral consisting of loans with first mortgages secured by one-to-four family properties and certain commercial real estate loans. At December 31, 2022, pledged loans with a carrying value of $272.9 million provided a gross borrowing capacity of $170.4 million at the FHLB, less outstanding borrowings and other credit subject to collateralization of $93.5 million, resulting in remaining year-end available borrowing capacity of $76.9 million. At December 31, 2021, pledged loans with a carrying value of $224.4 million provided a gross borrowing capacity of $138.7 million at the FHLB, less outstanding borrowings and other credit subject to collateralization of $22.0 million, resulting in remaining year-end available borrowing capacity of $116.7 million.

Under a separate agreement with the FHLB, the Company has the authority, up to its available borrowing capacity, to collateralize public unit deposits with letters of credit issued by the FHLB. FHLB letters of credit in the amount of $42.5 million and $37.5 million were utilized as collateral for these deposits at December 31, 2022 and 2021, respectively. Total fees paid by the Company in connection with the issuance of these letters of credit were $34 thousand and $45 thousand for the years ended December 31, 2022 and 2021, respectively. Union also maintains an IDEAL Way Line of Credit with the FHLB. The total line available was $551 thousand as of December 31, 2022 and 2021.

In addition to its borrowing arrangements with the FHLB, Union maintains a preapproved Federal Funds line of credit with a correspondent bank totaling $15.0 million. Interest on advances under this line is payable daily and charged at the Federal Funds rate at the time of the borrowing. In addition to the foregoing funding sources available to Union, the Company maintains a $5.0 million revolving line of credit with a correspondent bank. There were no outstanding borrowings on either line of credit at December 31, 2022 or 2021.

Note 13.  Subordinated Notes

In August 2021, the Company completed the private placement of $16.5 million in aggregate principal amount of fixed-to-floating rate subordinated notes due 2031 (the "Notes") to certain qualified institutional buyers and accredited investors. The Notes initially bear interest, payable semi-annually, at the rate of 3.25% per annum, until September 1, 2026. From and including September 1, 2026, the interest rate applicable to the outstanding principal amount due will reset quarterly to the then current three-month secured overnight financing rate (SOFR) plus 263 basis points. The Company may, at its option, beginning with the interest payment date of September 1, 2026, but not generally prior thereto, and on any scheduled interest payment date thereafter, redeem the Notes, in whole or in part. The Notes have been structured to qualify as Tier 2 capital instruments for the Company under bank regulatory guidelines.

The Company used the proceeds to provide additional capital support to the Company's wholly-owned subsidiary, Union Bank, to support growth and for other general corporate purposes.

The unamortized issuance costs of the Notes were $295 thousand and $329 thousand at December 31, 2022 and 2021, respectively. The Company recorded $34 thousand and $11 thousand of issuance costs in interest expense for the year ended December 31, 2022 and 2021, respectively. The Notes are presented net of unamortized issuance costs in the consolidated balance sheets.

Note 14.  Income Taxes

The components of the provision for income taxes for the years ended December 31, were as follows:

	2022	2021
	(Dollars in thousands)
Current federal tax provision	$2,734	$2,149
Current state tax provision	168	126
Deferred tax (benefit) provision	(270)	371
	$2,632	$2,646

The total provision for income taxes differs from the amounts computed at the statutory federal income tax rate of 21% primarily due to the following for the years ended December 31:

	2022	2021
	(Dollars in thousands)
Computed “expected” tax expense	$3,202	$3,321
State taxes	133	100
Tax exempt interest	(479)	(446)
Increase in cash surrender value of COLI	(107)	(65)
Tax credits	(1,140)	(1,093)
Equity in losses of limited partnerships	965	842
Non-deductible expenses	37	24
Other	21	(37)
	$2,632	$2,646

Listed below are the significant components of the net deferred tax asset at December 31:

	2022	2021
	(Dollars in thousands)
Components of the deferred tax asset
Bad debts	$1,891	$1,813
Deferred compensation	345	308
Origination fees	2	121
Loans held for sale	5	56
Core deposit intangible	88	109
Limited partnership investments	15	—
Unrealized loss on investment securities available-for-sale	9,947	412
Other	92	74
Total deferred tax asset	12,385	2,893

Components of the deferred tax liability
Depreciation	(1,226)	(1,397)
Mortgage servicing rights	(461)	(543)
Limited partnership investments	—	(136)
Goodwill	(389)	(341)
Prepaid expenses	(190)	(162)
Total deferred tax liability	(2,266)	(2,579)
Net deferred tax asset	$10,119	$314

Deferred tax assets are recognized subject to management's judgment that it is more likely than not that the deferred tax asset will be realized. Based on the temporary taxable items, historical taxable income and estimates of future taxable income, the Company believes that it is more likely than not that the deferred tax assets at December 31, 2022 will be realized and therefore no valuation allowance is warranted.
The net deferred income tax asset is included in Other assets in the consolidated balance sheets at December 31, 2022 and 2021, respectively.
Based on management's evaluation, management has concluded that there were no significant uncertain tax positions requiring recognition in the Company's financial statements at December 31, 2022 or 2021. The Company is subject to income tax at the federal level and in the state of New Hampshire. Although the Company is not currently the subject of an examination by any taxing authority, the Company's tax years ended December 31, 2019 through 2021 are open to examination under applicable statutes of limitation. The 2022 tax return has not yet been filed.

The Company may from time to time be assessed interest and/or penalties by federal or state tax jurisdictions, although any such assessments historically have been minimal and immaterial to the Company's financial results. In the event that the Company receives an assessment for interest and/or penalties, it will be classified in the financial statements as Other expenses.

Note 15.  Employee Benefit Plans

401(k) Plan: Union maintains a tax-qualified defined contribution 401(k) plan under which employees may elect to make tax deferred contributions of up to the IRS maximum from their annual salary, which are matched by Union equal to 50% of the first 6% of the compensation contributed. All employees meeting service requirements are eligible to participate in the 401(k) plan. Union may make employer matching and profit-sharing contributions to the 401(k) plan at the discretion of the Board. Company contributions are fully vested after three years of service. The 401(k) plan includes "Safe Harbor" provisions requiring annual nondiscretionary minimum contributions to the 401(k) plan for all eligible participants in an amount equal to 3% of eligible earnings of each eligible participant. Additionally, in 2022 and 2021 a discretionary profit-sharing contribution was made to the 401(k) plan in an amount equal to 3% percent of each employee's eligible earnings, as defined by the 401(k) plan.

The following table summarizes employer contributions for the years ended December 31, 2022 and 2021:

	2022	2021
	(Dollars in thousands)
Employer matching	$323	$320
Profit sharing	361	367
Safe harbor	401	395
Total	$1,085	$1,082

Nonqualified Deferred Compensation Plans: The Company and Union have two nonqualified deferred compensation plans for directors and certain key officers, referred to in this Note as the 2008 Plan and the 2020 Plan. The Company accrued an expense of $7 thousand in 2022 and 2021 under the 2008 Plan. The benefit obligations under the 2008 Plan represent general unsecured obligations of the Company and no assets are segregated for such payments. However, the Company and Union have purchased life insurance contracts on the lives of each participant in order to recoup the funding costs of these benefits. The benefits accrued under the 2008 Plan aggregated $253 thousand and $292 thousand at December 31, 2022 and 2021, respectively, and are included in Accrued interest and other liabilities. The cash surrender value of the life insurance policies purchased to recoup the funding costs under the 2008 Plan aggregated $433 thousand and $1.1 million at December 31, 2022 and 2021, respectively, and are included in Company-owned life insurance in the Company's consolidated balance sheets.

The 2020 Plan, which amended and restated an earlier plan adopted in 2006, provides a means by which participants may elect to defer receipt of current compensation from the Company or its subsidiary in order to provide retirement or other benefits as selected in the individual adoption agreements. Although the Plan did not originally allow for employer contributions, the Board subsequently determined that employer contributions may be appropriate in certain circumstances and accordingly amended and restated the plan effective February 1, 2020 to permit such contributions. Participants may select among designated reference investments consisting of investment funds, with the performance of the participant's account mirroring the selected reference investment. Distributions are made only upon a qualifying distribution event, which may include a separation from service, death, disability or unforeseeable emergency, or upon a date specified in the participant's deferral election form. The 2020 Plan is unfunded, representing general unsecured obligations of the Company of $1.3 million and $1.1 million as of December 31, 2022 and 2021, respectively, and are included in Accrued interest and other liabilities in the consolidated balance sheets, including employer contributions of $39 thousand and $24 thousand accrued as of December 31, 2022 and 2021, respectively.

Note 16.  Stock Based Compensation

The Company's stock-based compensation plan is the Union Bankshares, Inc. 2014 Equity Incentive Plan, as amended in May 2022. Under the 2014 Equity Plan, 150,000 shares of the Company’s common stock are available for equity awards of incentive stock options, nonqualified stock options, restricted stock and RSUs to eligible officers and (except for awards of incentive stock options) nonemployee directors. Shares available for issuance of awards under the 2014 Equity Plan consist of unissued shares of the Company’s common stock and/or shares held in treasury. As of December 31, 2022, the only outstanding grants under the plan consisted of RSUs, as described in the table below.

RSUs. Each RSU represents the right to receive one share of the Company's common stock upon satisfaction of applicable vesting conditions. For each of the awards granted in 2022 and 2021, 50% of the RSUs awarded were in the form of Time-Based RSUs, which vest over three years, approximately one-third per year on the anniversary of the earned date; and 50% of the RSUs awarded were in the form of Performance-Based RSUs, which are subject to both performance and time based vesting conditions, with vesting of awards over two years, approximately one-half per year on the anniversary of the earned date. Prior to vesting, the RSUs do not earn dividends or dividend equivalents, nor do they bear any voting rights.

The following table presents a summary of RSUs from the respective Award Plan Summaries as of December 31, 2022:

	Number of RSUs Granted	Weighted-Average Grant Date Fair Value	Number of Unvested RSUs
2021 Award	17,685	$26.73	1,745
2022 Award	15,705	31.99	7,822
Total	33,390		9,567

Unrecognized compensation expense related to the unvested RSUs was $297 thousand and $317 thousand, as of December 31, 2022 and 2021, respectively.
On May 18, 2022, the Company's board of directors, as a component of total director compensation, granted an aggregate of 1,323 RSUs to the Company's non-employee directors. Each RSU represents the right to receive one share of the Company's common stock upon satisfaction of applicable vesting conditions. The RSUs will vest in May 2023, subject to continued board service through the vesting date, other than in the case of the director's death or disability. Prior to vesting, the RSUs do not earn dividends or dividend equivalents, nor do they bear any voting rights. Director compensation expense related to this award is estimated to be $38 thousand of which $22 thousand has been recorded for the year ended December 31, 2022.
Stock options. The following summarizes information regarding the proceeds received by the Company from the exercise of incentive stock options during the year ended December 31, 2021:

2021
(Dollars in thousands, except per share data)
Proceeds received	$72
Number of shares exercised	3,000
Weighted average price per share	$24.00
Total intrinsic value of options exercised	$27
There were no options issued under the 2014 Equity Plan during the years ended December 31, 2022 or 2021 and no compensation cost relating to options charged to income in 2022 or 2021. There were no stock options outstanding under the 2014 Equity Plan as of December 31, 2022 or 2021.

Note 17.  Earnings Per Share

The following table presents the reconciliation between the calculation of basic EPS and diluted EPS for the years ended December 31, 2022 and 2021:

	2022	2021
	(Dollars in thousands, except per share data)
Net income	$12,615	$13,170
Weighted average common shares outstanding for basic EPS	4,496,169	4,483,791
Dilutive effect of stock-based awards (1)	18,055	25,157
Weighted-average common and potential common shares for diluted EPS	4,514,224	4,508,948
Earnings per common share:
Basic EPS	$2.81	$2.94
Diluted EPS	$2.79	$2.92
____________________
(1)Dilutive effect of stock based awards represents the effect of the assumed exercise of stock options and vesting of restricted stock units. Unvested awards do not have dividend or dividend equivalent rights.

Note 18.  Financial Instruments With Off-Balance-Sheet Risk

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, standby letters of credit, interest rate caps and floors written on adjustable-rate loans, commitments to participate in or sell loans, commitments to buy or sell securities, guarantees on certain sold loans and risk-sharing commitments on certain sold loans under the MPF program with the FHLB. At December 31, 2022 and 2021, the Company had binding loan commitments to sell residential mortgage loans at fixed rates totaling $904 thousand and $2.7 million, respectively. The fair value adjustment of these commitments is not material to the Company's financial statements.
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
The Company generally requires collateral or other security to support financial instruments with credit risk. The following table shows financial instruments outstanding whose contract amount represents credit risk at December 31:

	Contract or Notional Amount
	2022	2021
	(Dollars in thousands)
Commitments to originate loans	$39,217	$48,910
Unused lines of credit	185,539	168,442
Standby and commercial letters of credit	1,762	2,158
Credit card arrangements	241	170
MPF credit enhancement obligation, net (See Note 19)	396	428
Commitment to purchase investment in a real estate limited partnership	3,000	4,574
Total	$230,155	$224,682
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
The Company did not hold or issue derivative instruments or hedging instruments during the years ended December 31, 2022 and 2021.

Note 19. Commitments and Contingencies
Contingent Liabilities: The Company sells 1-4 family residential mortgage loans under the MPF program with FHLB (See Note 18). Under this program, the Company shares in the credit risk of each mortgage loan, while receiving fee income in return. The Company is responsible for a Credit Enhancement Obligation based on the credit quality of these loans. FHLB funds a First Loss Account based on the Company's outstanding MPF mortgage loan balances. This creates a laddered approach to sharing in any losses. In the event of default, homeowner's equity and private mortgage insurance, if any, are the first sources of repayment; the FHLB First Loss Account funds are then utilized, followed by the member's Credit Enhancement Obligation, with the balance the responsibility of FHLB. These loans meet specific underwriting standards of the FHLB. The Company had sold $33.9 million and $33.5 million in loans through the MPF program since inception of its participation in the program, with an outstanding principal balance of $9.1 million and $9.5 million as of December 31, 2022 and 2021, respectively.
The volume of loans sold to the MPF program and the corresponding Credit Enhancement Obligation are closely monitored by management. As of December 31, 2022 and 2021, the notional amount of the maximum contingent contractual liability related to this program was $415 thousand and $447 thousand, respectively, of which $19 thousand had been recorded as a reserve through accrued interest and other liabilities at December 31, 2022 and 2021.

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
Mutual funds: Mutual funds have been valued using unadjusted quoted prices from active markets and therefore have been classified as Level 1.

Assets measured at fair value on a recurring basis at December 31, 2022 and 2021, segregated by fair value hierarchy level, are summarized below:

	Fair Value Measurement
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2022:	(Dollars in thousands)
Investment securities available-for-sale
Debt securities:
U.S. Government-sponsored enterprises	$39,245	$2,551	$36,694	$—
Agency MBS	164,432	—	164,432	—
State and political subdivisions	40,466	—	40,466	—
Corporate	6,124	—	6,124	—
Total debt securities	$250,267	$2,551	$247,716	$—

Other investments:
Mutual funds	$1,264	$1,264	$—	$—

December 31, 2021:	(Dollars in thousands)
Investment securities available-for-sale
Debt securities:
U.S. Government-sponsored enterprises	$36,638	$2,875	$33,763	$—
Agency MBS	178,250	—	178,250	—
State and political subdivisions	45,254	—	45,254	—
Corporate	7,677	—	7,677	—
Total debt securities	$267,819	$2,875	$264,944	$—

Other investments:
Mutual funds	$1,132	$1,132	$—	$—

There were no transfers in or out of Levels 1 and 2 during the years ended December 31, 2022 and 2021, nor were there any Level 3 assets at any time during those periods. Certain other assets and liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Assets and liabilities measured at fair value on a nonrecurring basis in periods after initial recognition, such as collateral-dependent impaired loans and MSRs, were not considered material at December 31, 2022 or 2021. The Company has not elected to apply the fair value method to any financial assets or liabilities other than those situations where other accounting pronouncements require fair value measurements.
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

As of the balance sheet dates, the estimated fair values and related carrying amounts of the Company's significant financial instruments were as follows:

	December 31, 2022
	Fair Value Measurement
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$37,885	$37,885	$37,885	$—	$—
Interest bearing deposits in banks	16,428	16,428	—	16,428	—
Investment securities	251,531	251,531	3,815	247,716	—
Loans held for sale	1,178	1,202	—	1,202	—
Loans, net
Residential real estate	350,507	319,066	—	—	319,066
Construction real estate	95,723	94,231	—	—	94,231
Commercial real estate	373,990	358,897	—	—	358,897
Commercial	40,729	38,588	—	—	38,588
Consumer	2,197	2,161	—	—	2,161
Municipal	88,008	86,306	—	—	86,306
Accrued interest receivable	4,163	4,163	—	1,014	3,149
Nonmarketable equity securities	2,816	N/A	N/A	N/A	N/A
Financial liabilities
Deposits
Noninterest bearing	286,145	286,145	286,145	—	—
Interest bearing	762,722	762,722	762,722	—	—
Time	153,045	149,166	—	149,166	—
Short-term borrowed funds	50,000	49,997	—	49,997	—
Subordinated notes	16,205	14,037	—	14,037	—
Accrued interest payable	354	354	—	354	—

	December 31, 2021
	Fair Value Measurement
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$65,922	$65,922	$65,922	$—	$—
Interest bearing deposits in banks	13,196	13,196	—	13,196	—
Investment securities	268,951	268,951	4,007	264,944	—
Loans held for sale	13,829	14,088	—	14,088	—
Loans, net
Residential real estate	244,980	246,573	—	—	246,573
Construction real estate	64,370	64,539	—	—	64,539
Commercial real estate	340,066	341,451	—	—	341,451
Commercial	49,558	48,682	—	—	48,682
Consumer	2,367	2,350	—	—	2,350
Municipal	78,078	78,748	—	—	78,748
Accrued interest receivable	3,248	3,248	—	734	2,514
Nonmarketable equity securities	1,164	N/A	N/A	N/A	N/A
Financial liabilities
Deposits
Noninterest bearing	264,888	264,888	264,888	—	—
Interest bearing	723,479	723,479	723,479	—	—
Time	106,715	106,588	—	106,588	—
Subordinated notes	16,171	16,179	—	16,179	—
Accrued interest payable	225	225	—	225	—
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
Aggregate loan transactions with related parties for the years ended December 31 were as follows:

	2022	2021
	(Dollars in thousands)
Balance, January 1,	$1,146	$731
New loans and advances on lines	1,032	2,050
Repayments	(957)	(1,635)
Other, net	(929)	—
Balance, December 31,	$292	$1,146
Balance available on lines of credit or loan commitments	$133	$571

There were no loans to related parties that were past due, in nonaccrual status or that had been restructured to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower, or that were considered classified at December 31, 2022 or 2021.
Deposit accounts of related parties were $1.0 million and $2.2 million at December 31, 2022 and 2021, respectively. Union's Wealth Management Group also had invested $139 thousand and $204 thousand in certificates of deposit with Union at December 31, 2022 and 2021, respectively.

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
The Economic Growth, Regulatory Relief and Consumer Protection Act of 2018 directed the federal banking regulators to adopt rules providing for a simplified regulatory capital framework for qualifying community banking organizations. In September 2019, the banking regulators finalized a rule that introduced the community bank leverage ratio (CBLR) framework as an optional simplified measure of capital adequacy for qualifying institutions. Beginning with the March 31, 2020 regulatory capital calculation, a banking organization with a Tier I leverage ratio greater than 9.0%, less than $10 billion in average consolidated assets, and limited amounts of off-balance sheet exposures and trading assets and liabilities may opt into the CBLR framework and will be deemed "well capitalized" and will not be required to report or calculate risk-based capital. A community banking organization that does not meet the requirements for use of the simplified CBLR framework will continue to calculate its regulatory capital ratios under existing guidelines. As of December 31, 2022, the Tier I leverage ratio was 6.66% and 7.84% for the Company and Union, respectively.
The Company and Union's risk-based capital ratios exceeded regulatory guidelines at December 31, 2022 and 2021, and, specifically, Union was "well capitalized" under Prompt Corrective Action provisions for each period. There were no conditions or events known to management that occurred subsequent to December 31, 2022 and prior to the publication of these financial statements that would change the Company's or Union's regulatory capital categorization.
Union's and the Company's regulatory capital amounts and ratios as of the balance sheet dates are presented in the following tables:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of December 31, 2022	Amount	Ratio	Amount	Ratio	Amount	Ratio
Company:	(Dollars in thousands)
Total capital to risk weighted assets	$114,959	13.98%	$65,785	8.00%	N/A	N/A
Tier 1 capital to risk weighted assets	90,415	11.00%	49,317	6.00%	N/A	N/A
Common Equity Tier 1 to risk weighted assets	90,415	11.00%	36,988	4.50%	N/A	N/A
Tier 1 capital to average assets	90,415	6.66%	54,303	4.00%	N/A	N/A

Union:
Total capital to risk weighted assets	$114,618	13.95%	$65,731	8.00%	$82,163	10.00%
Tier 1 capital to risk weighted assets	106,279	12.94%	49,279	6.00%	65,706	8.00%
Common Equity Tier 1 to risk weighted assets	106,279	12.94%	36,959	4.50%	53,386	6.50%
Tier 1 capital to average assets	106,279	7.84%	54,224	4.00%	67,780	5.00%

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
As of December 31, 2021	Amount	Ratio	Amount	Ratio	Amount	Ratio
Company:	(Dollars in thousands)
Total capital to risk weighted assets	$108,175	15.39%	$56,231	8.00%	N/A	N/A
Tier 1 capital to risk weighted assets	83,668	11.90%	42,186	6.00%	N/A	N/A
Common Equity Tier 1 to risk weighted assets	83,668	11.90%	31,639	4.50%	N/A	N/A
Tier 1 capital to average assets	83,668	7.12%	47,004	4.00%	N/A	N/A

Union:
Total capital to risk weighted assets	$107,480	15.31%	$56,162	8.00%	$70,202	10.00%
Tier 1 capital to risk weighted assets	99,144	14.12%	42,129	6.00%	56,172	8.00%
Common Equity Tier 1 to risk weighted assets	99,144	14.12%	31,597	4.50%	45,640	6.50%
Tier 1 capital to average assets	99,144	8.44%	46,988	4.00%	58,735	5.00%

Dividends paid by Union are the primary source of funds available to the Company for payment of dividends to its stockholders. Union is subject to certain requirements imposed by federal banking laws and regulations, which among other things, establish minimum levels of capital and restrict the amount of dividends that may be distributed by Union to the Company.

Note 23.  Treasury Stock

The basis for the carrying value of the Company's treasury stock is the purchase price of the shares at the time of purchase. The Company maintains a limited stock repurchase plan which authorizes the repurchase of up to 2,500 shares of its common stock each calendar quarter in open market purchases or privately negotiated transactions, as management may deem advisable and as market conditions may warrant. The repurchase authorization for a calendar quarter expires at the end of that quarter to the extent it has not been exercised, and is not carried forward into future quarters. The quarterly repurchase program, which was initially adopted in 2010, was most recently reauthorized in January 2023 and will expire on December 31, 2023 unless reauthorized. The Company repurchased 2,650 shares, at a total cost of $79 thousand, under this program during 2022, while 97 shares, at a total cost of $2 thousand were repurchased under the program during 2021. Since inception, the Company had repurchased 20,440 shares of its common stock as of December 31, 2022, at prices ranging from $17.86 to $48.82 per share and at a total cost of $553 thousand.
The Company maintains a Dividend Reinvestment and Stock Purchase Plan (DRIP) whereby registered stockholders may elect to reinvest cash dividends and optional cash contributions to purchase additional shares of the Company's common stock. The Company has reserved 200,000 shares of its common stock for issuance and sale under the DRIP. As of December 31, 2022, 7,583 shares of stock had been issued from treasury stock under the DRIP, since inception of the Plan in 2016.

Note 24. Other Comprehensive Loss

The components of Accumulated OCI, net of tax, at December 31 were:

	2022	2021
	(Dollars in thousands)
Net unrealized loss on investment securities AFS	$(37,419)	$(1,552)

The following table discloses the tax effects allocated to each component of OCI for the years ended:

	December 31, 2022			December 31, 2021
	Before-Tax Amount	Tax Benefit/ Expense	Net-of-Tax Amount	Before-Tax Amount	Tax Benefit	Net-of-Tax Amount
	(Dollars in thousands)
Investment securities AFS:
Net unrealized holding losses arising during the year on investment securities AFS	$(45,370)	$9,528	$(35,842)	$(5,300)	$1,112	$(4,188)
Reclassification adjustment for net gains on investment securities AFS realized in net income	(31)	6	(25)	—	—	—
Total other comprehensive loss	$(45,401)	$9,534	$(35,867)	$(5,300)	$1,112	$(4,188)

The following table discloses information concerning the reclassification adjustments from OCI for the years ended December 31:

Reclassification Adjustment Description	2022	2021	Affected Line Item in Consolidated Statements of Income
	(Dollars in thousands)
Investment securities available-for-sale:
Net gains on investment securities AFS	$(31)	$—	Net gains on sales of investment securities available-for-sale
Tax expense	6	—	Provision for income taxes
Total reclassifications	$(25)	$—	Net income

Note 25. Subsequent Events

Events occurring subsequent to December 31, 2022 have been evaluated as to their potential impact on the consolidated financial statements.
On January 18, 2023, the Board of Directors declared a cash dividend of $0.36 per share for the quarter, an increase of 2.9% from the cash dividend of $0.35 paid in recent prior quarters. The dividend is payable February 2, 2023 to shareholders of record as of January 28, 2023.

Note 26.  Condensed Financial Information (Parent Company Only)

The following condensed financial statements are for Union Bankshares, Inc. (Parent Company Only), and should be read in conjunction with the consolidated financial statements of Union Bankshares, Inc. and Subsidiary.

UNION BANKSHARES, INC. (PARENT COMPANY ONLY)
CONDENSED BALANCE SHEETS
December 31, 2022 and 2021

	2022	2021
	(Dollars in thousands)
ASSETS
Cash	$156	$342
Other investments	75	73
Investment in subsidiary - Union	71,083	99,817
Other assets	644	837
Total assets	$71,958	$101,069
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Subordinated notes	$16,205	$16,171
Accrued interest and other liabilities	533	557
Total liabilities	16,738	16,728
STOCKHOLDERS' EQUITY
Common stock, $2.00 par value; 7,500,000 shares authorized; 4,982,523 shares issued at December 31, 2022 and 4,967,093 shares issued at December 31, 2021	9,965	9,934
Additional paid-in capital	2,225	1,769
Retained earnings	84,669	78,350
Treasury stock at cost; 473,936 shares at December 31, 2022 and 473,438 shares at December 31, 2021	(4,220)	(4,160)
Accumulated other comprehensive loss	(37,419)	(1,552)
Total stockholders' equity	55,220	84,341
Total liabilities and stockholders' equity	$71,958	$101,069
The investment in subsidiary is carried under the equity method of accounting. The investment in subsidiary and cash, which is on deposit with Union, have been eliminated in consolidation.

UNION BANKSHARES, INC. (PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF INCOME
Years Ended December 31, 2022 and 2021

	2022	2021
Revenues	(Dollars in thousands)
Dividends - bank subsidiary - Union	$6,850	$5,400
Other income	20	26
Total revenues	6,870	5,426
Expenses
Interest on subordinated notes	569	200
Administrative and other	544	600
Total expenses	1,113	800
Income before applicable income tax benefit and equity in undistributed net income of subsidiary	5,757	4,626
Applicable income tax benefit	(233)	(164)
Income before equity in undistributed net income of subsidiary	5,990	4,790
Equity in undistributed net income - Union	6,625	8,380
Net income	$12,615	$13,170

UNION BANKSHARES, INC. (PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2022 and 2021

	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES	(Dollars in thousands)
Net income	$12,615	$13,170
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of Union	(6,625)	(8,380)
Net losses (gains) on other investments	10	(6)
Amortization of debt issuance costs	34	11
Decrease in other assets	193	32
(Decrease) increase in other liabilities	(86)	76
Net cash provided by operating activities	6,141	4,903
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in Union	—	(15,000)
Purchases of other investments	(12)	(7)
Net cash used in investing activities	(12)	(15,007)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of subordinated notes	—	16,500
Debt issuance costs incurred with issuance of subordinated notes	—	(340)
Dividends paid	(6,236)	(5,877)
Issuance of common stock	—	72
Purchase of treasury stock	(79)	(2)
Net cash (used in) provided by financing activities	(6,315)	10,353
Net (decrease) increase in cash	(186)	249
Cash, beginning of year	342	93
Cash, end of year	$156	$342
Supplemental Disclosures of Cash Flow Information
Interest paid	$578	$12
Dividends paid on Common Stock:
Dividends declared	$6,296	$5,917
Dividends reinvested	(60)	(40)
	$6,236	$5,877

Note 27.  Quarterly Financial Data (Unaudited)

A summary of consolidated financial data for each of the four quarters of 2022 and 2021 is presented below:

	Quarters in 2022 Ended
	March 31,	June 30,	Sept. 30,	Dec 31,
	(Dollars in thousands, except per share data)
Interest and dividend income	$9,726	$10,404	$11,463	$12,355
Interest expense	763	733	1,023	2,005
Net interest income	8,963	9,671	10,440	10,350
Noninterest income	2,055	2,165	2,467	2,300
Noninterest expenses	8,114	8,295	8,366	8,389
Net income	2,482	2,931	3,758	3,444
Basic earnings per common share	$0.55	$0.65	$0.84	$0.77
Diluted earnings per common share	$0.55	$0.65	$0.83	$0.76

	Quarters in 2021 Ended
	March 31,	June 30,	Sept. 30,	Dec 31,
	(Dollars in thousands, except per share data)
Interest and dividend income	$9,500	$9,898	$9,852	$10,023
Interest expense	1,101	979	706	779
Net interest income	8,399	8,919	9,146	9,244
Provision (credit) for loan losses	150	75	—	(225)
Noninterest income	2,621	3,139	4,201	3,002
Noninterest expenses	7,453	8,389	8,548	8,465
Net income	2,876	2,991	3,925	3,378
Basic earnings per common share	$0.64	$0.67	$0.87	$0.76
Diluted earnings per common share	$0.64	$0.66	$0.87	$0.75

Note 28. Other Noninterest Income and Other Noninterest Expenses

There are no components of other noninterest income that were in excess of one percent of total revenues for the years ended December 31, 2022 and 2021. The components of other noninterest expenses which are in excess of one percent of total revenues for the years ended December 31, 2022 and 2021 were as follows:

	2022	2021
Expenses	(Dollars in thousands)
Vermont franchise tax	$1,087	$968
Professional fees	877	922
ATM network and debit card expense	980	898
FDIC insurance assessment	622	644
Advertising and public relations	617	530
Director and advisory board fees	519	524
Other expenses	3,744	3,991
Total other expenses	$8,446	$8,477

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Union Bankshares, Inc. and Subsidiary

Opinions on the Financial Statements

We have audited the accompanying consolidated balance sheets of Union Bankshares, Inc. and Subsidiary (the Company) as of December 31, 2022 and 2021, and the related consolidated statements of income, comprehensive (loss) income, changes in stockholders' equity, and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2022 and 2021, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with U.S. generally accepted auditing standards, the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 24, 2023, expressed an unmodified opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements, and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Maine ■ New Hampshire ■ Massachusetts ■ Connecticut ■ West Virginia ■ Arizona ■ Puerto Rico
berrydunn.com

Board of Directors and Stockholders
Union Bankshares, Inc. and Subsidiary

Allowance for Loan Losses

As described in Notes 1, 6 and 7 to the Company's consolidated financial statements, the Company has a gross loan portfolio of $958.2 million and related allowance for loan losses of $8.3 million as of December 31, 2022. The Company's allowance for loan losses is a material and complex estimate requiring significant management judgment in the evaluation of the credit quality and the estimation of inherent losses within the loan portfolio. The level of the allowance for loan losses is based on management’s periodic evaluation of the loan portfolio, credit concentrations, trends in historical loss experience, estimated value of any underlying collateral,specific impaired loans and economic conditions. Changes in these assumptions could have a material effect on the Company’s financial results. The allowance for loan losses includes a general reserve which is determined based on the results of a quantitative and a qualitative analysis of all loans not measured for impairment at the reporting date.

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

Manchester, New Hampshire
March 24, 2023

Vermont Registration No. 92-0000278
PCAOB registration No. 136

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and Chief Financial Officer, with the assistance of the Disclosure Control Committee, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2022. Based on this evaluation they concluded that those disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files with the Commission is accumulated and communicated to the Company's management, including its principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required information.
Management's Report on Internal Control Over Financial Reporting. The Company's management is responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in the Securities Exchange Act Rule 13a-15(f). The Company's management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based on the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on the evaluation, the Company's management concluded that the Company's internal control over financial reporting was effective as of December 31, 2022.
This annual report on Form 10-K does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to permanent relief from such requirement accorded to smaller reporting companies.
There were no changes in the Company's internal controls over financial reporting during the fourth quarter of 2022 that have materially affected, or that are reasonably likely to materially affect, the Company's internal controls over financial reporting. While the Company believes that its existing disclosure controls and procedures have been effective to accomplish these objectives, the Company intends to continue to examine, refine and formalize its disclosure controls and procedures and to monitor ongoing developments in this area.

Item 9B. Other Information
None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10.  Directors, Executive Officers and Corporate Governance
The following information from the Company's Proxy Statement for the 2023 Annual Meeting of Shareholders is hereby incorporated by reference:
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
The Company has adopted a Code of Ethics for Senior Financial Officers and the Chief Executive Officer and a Code of Ethics for all directors, officers and employees. A request for a copy of either of the Company's Codes of Ethics can be made either in writing to Kristy Adams Alfieri, Assistant Corporate Secretary, Union Bankshares, Inc., PO Box 667, Morrisville, VT 05661,

or by email at ubexec@unionbankvt.com. A copy can also be found on the Company's investor relations page accessed via Union Bank's website at www.ublocal.com. The Company will make any legally required disclosures regarding amendments to, or waivers of provisions of its Codes of Ethics in accordance with the rules and regulations of the SEC including posting the codes on the Company's investor relations page accessed via Union Bank's website at www.ublocal.com.

Item 11. Executive Compensation
The following information from the Company's Proxy Statement for the 2023 Annual Meeting of Shareholders is hereby incorporated by reference:
Information regarding compensation of directors under the caption “PROPOSAL I: TO ELECT DIRECTORS - Directors' Compensation.”
Information regarding executive officer and named executive compensation and benefit plans under the captions - “EXECUTIVE COMPENSATION” and "COMPENSATION COMMITTEE REPORT."
Information regarding management interlocks and certain transactions is omitted, in accordance with the regulatory relief available to smaller reporting companies in Release Nos. 33-10513 and 34-83550.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following information from the Company's Proxy Statement for the 2023 Annual Meeting of Shareholders is hereby incorporated by reference:
Information regarding the share ownership of management and principal shareholders under the caption “SHARE OWNERSHIP INFORMATION - Share Ownership of Management and Principal Holders.”
The following table summarizes certain information regarding securities available for issuance under the Company's equity compensation plans as of December 31, 2022:
Equity Compensation Plan Information as of December 31, 2022:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a) (1)	(b) (2)	(c) (3)

Equity compensation plans approved by security holders	10,890	$—	87,383
Equity compensation plans not approved by security holders	—	—	—

Total	10,890	$—	87,383
____________________
(1)Represents shares issuable upon vesting of restricted stock units (“RSUs”) granted under the 2014 Equity Plan, as amended for which performance conditions have been satisfied but which are also subject to time-based vesting conditions.
(2)There were no outstanding stock options; RSUs not included as they do not include an exercise price.
(3)All of such shares are available for issuance pursuant to future awards under the 2014 Equity Plan, as amended.

Item 13. Certain Relationships and Related Party Transactions, and Director Independence
The following information from the Company's Proxy Statement for the 2023 Annual Meeting of Shareholders is hereby incorporated by reference:
Information regarding transactions with management and directors under the caption “PROPOSAL I: TO ELECT DIRECTORS - Transactions with Management and Directors.”
Information regarding Director independence under the caption "PROPOSAL I: TO ELECT DIRECTORS - Director Independence."

Item 14. Principal Accountant Fees and Services
The following information from the Company's Proxy Statement for the 2023 Annual Meeting of Shareholders is hereby incorporated by reference:

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
(a)Documents Filed as Part of this Report:
(1)The following consolidated financial statements are included:
1)Consolidated Balance Sheets at December 31, 2022 and 2021
2)Consolidated Statements of Income for the years ended December 31, 2022 and 2021
3)Consolidated Statements of Comprehensive Income for the years ended December 31, 2022 and 2021
4)Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2022 and 2021
5)Consolidated Statements of Cash Flows for the years ended December 31, 2022 and 2021
6)Notes to the Consolidated Financial Statements
7)Report of Independent Registered Public Accounting Firm
(2)All Financial Statement Schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

(b)The following exhibits are either filed herewith as part of this report, or are incorporated herein by reference:

Item No:
3.1	Amended and Restated Articles of Incorporation of Union Bankshares, Inc. (as of August 1, 2007), previously filed with the Commission as Exhibit 3.1 to the Company's June 30, 2007 Form 10-Q and incorporated herein by reference.
3.2	Bylaws of Union Bankshares, Inc., as amended and restated, previously filed with the Commission on March 18, 2021 as Exhibit 99.1 to Form 8-K and incorporated herein by reference.
4.1	Description of Common Stock, previously filed as Exhibit 4.1 to the Company's 2019 Form 10-K and incorporated herein by reference.
4.2
Form of 3.25% Fixed-to-Floating Rate Subordinated Debentures Due 2031 (Qualified Institutional Buyers), previously filed with the Commission on August 27,2021 as Exhibit 4.1 to Form 8-K and incorporated herein by reference.

4.3	Form of 3.25% Fixed-to-Floating Rate Subordinated Debentures Due 2031 (Accredited Investors), previously filed with the Commission on August 27,2021 as Exhibit 4.2 to Form 8-K and incorporated herein by reference.
10.1	2008 Amended and Restated Nonqualified Deferred Compensation Plan of Union Bankshares, previously filed with the Commission as Exhibit 10.3 to the Company's 2008 Form 10-K and incorporated herein by reference.*
10.2	2020 Amended and Restated Executive Nonqualified Excess Plan of Union Bankshares Inc. and Subsidiary, previously filed with the Commission as Exhibit 10.2 to the Company's 2020 Form 10-K and incorporated herein by reference.*
10.3	First Amendment to the Union Bankshares, Inc. Executive Nonqualified Excess Plan, previously filed with the Commission as Exhibit 10.5 to the Company's 2008 Form 10-K and incorporated herein by reference.*
10.4	Short Term Incentive Performance Plan, previously filed with the Commission on February 9, 2012 as Exhibit 10.1 to Form 8-K and incorporated herein by reference.*
10.5	Union Bankshares, Inc. 2014 Equity Incentive Plan, as amended, previously filed with the Commission on April 12, 2022 at pages A-1 through A-20 of the definitive proxy statement for the 2022 Annual Meeting of Union’s Shareholders, and incorporated herein by reference.*
10.6	Amended and Restated Change in Control Agreement dated August 18, 2021, between Union Bank and David S. Silverman, and joined in by the Company, previously filed with the Commission on August 24, 2021 as Exhibit 10.1 to Form 8-K and incorporated herein by reference.*
10.7	Form of Amended and Restated Change in Control Agreement dated August 18, 2021, between Union Bank and Karyn J. Hale, and joined in by the Company, previously filed with the Commission on August 24, 2021 as Exhibit 10.2 to Form 8-K and incorporated herein by reference.*
10.8	Form of Change in Control Agreement dated August 18, 2021, between Union Bank and each of four senior managers of Union Bank, and joined in by the Company, previously filed with the Commission on August 24, 2021 as Exhibit 10.3 to Form 8-K and incorporated herein by reference.*
10.9	Form of Restricted Stock Unit Award Certificate under the Company's 2014 Equity Incentive Plan, previously filed with the Commission as Exhibit 10.12 to the Company's 2020 Form 10-K and incorporated herein by reference.*
10.10	Supplemental Executive Retirement Agreement dated March 1, 2020 between David S. Silverman and Union Bank, previously filed with the Commission as Exhibit 10.13 to the Company's 2020 Form 10-K and incorporated herein by reference.*
10.11	Form of Subordinated Note Purchase Agreement dated as of August 26, 2021 between the Company and the several Note Purchasers, previously filed with the Commission on August 27, 2021 as Exhibit 10.1 to Form 8-K and incorporated herein by reference.
21.1	Subsidiaries of the Company.
23.1	Consent of Berry Dunn McNeil & Parker, LLC
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101
The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2022 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the audited consolidated balance sheets, (ii) the audited consolidated statements of income for the years ended December 31, 2022 and 2021, (iii) the audited consolidated statements of comprehensive income, (iv) the audited consolidated statements of changes in stockholders' equity, (v) the audited consolidated statements of cash flows and (vi) related notes.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
____________________
*    denotes compensatory plan or agreement

**    This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

(c)Not applicable.

Item 16. Form 10-K Summary
Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, as of March 24, 2023.
 Union Bankshares, Inc.

By:	/s/ David S. Silverman	By:	/s/ Karyn J. Hale
	David S. Silverman		Karyn J. Hale
	Chief Executive Officer and President		Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 24, 2023.

Name	Title
/s/ David S. Silverman	Director, Chief Executive Officer and President
David S. Silverman	(Principal Executive Officer)

/s/ Karyn J. Hale	Chief Financial Officer
Karyn J. Hale	(Principal Financial/Accounting Officer)

/s/ Cornelius J. Van Dyke	Director, Chairman of the Board
Cornelius J. Van Dyke

/s/ Timothy W. Sargent	Director, Vice Chairman of the Board
Timothy W. Sargent

/s/ Joel S. Bourassa	Director
Joel S. Bourassa

/s/ Dawn D. Bugbee	Director
Dawn D. Bugbee

/s/ Nancy C. Putnam	Director
Nancy C. Putnam

/s/ Gregory D. Sargent	Director
Gregory D. Sargent

/s/ Janet P. Spitler	Director
Janet P. Spitler

EXHIBIT INDEX *

21.1	Subsidiaries of the Company.

23.1	Consent of Berry Dunn McNeil & Parker, LLC

31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101
The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2022 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the audited consolidated balance sheets, (ii) the audited consolidated statements of income for the years ended December 31, 2022 and 2021, (iii) the audited consolidated statements of comprehensive income, (iv) the audited consolidated statements of changes in stockholders' equity, (v) the audited consolidated statements of cash flows and (vi) related notes.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
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