Form 10-Q
period 2023-03-31
UNION BANKSHARES INC
filed 2023-05-15
CIK 706863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2023

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐      No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of April 28, 2023.

Common Stock, $2 par value	4,507,437	shares

UNION BANKSHARES, INC.
TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)
Assets	(Dollars in thousands)
Cash and due from banks	$4,340	$4,504
Federal funds sold and overnight deposits	17,479	33,381
Cash and cash equivalents	21,819	37,885
Interest bearing deposits in banks	16,428	16,428
Investment securities available-for-sale	275,417	250,267
Other investments	1,350	1,264
Total investments	276,767	251,531
Loans held for sale	2,849	1,178
Loans	972,409	958,157
Allowance for credit losses on loans	(6,934)	(8,339)
Net deferred loan costs	1,358	1,336
Net loans	966,833	951,154
Premises and equipment, net	20,256	20,479
Company-owned life insurance	18,625	18,518
Other assets	38,478	39,316
Total assets	$1,362,055	$1,336,489
Liabilities and Stockholders’ Equity
Liabilities
Deposits
Noninterest bearing	$262,488	$286,145
Interest bearing	709,401	762,722
Time	254,089	153,045
Total deposits	1,225,978	1,201,912
Borrowed funds	45,106	50,000
Subordinated notes	16,213	16,205
Accrued interest and other liabilities	14,166	13,152
Total liabilities	1,301,463	1,281,269
Commitments and Contingencies
Stockholders’ Equity
Common stock, $2.00 par value; 7,500,000 shares authorized; 4,982,523 shares issued at March 31, 2023 and 4,982,523 shares issued at December 31, 2022	9,965	9,965
Additional paid-in capital	2,353	2,225
Retained earnings	86,060	84,669
Treasury stock at cost; 475,573 shares at March 31, 2023 and 473,936 shares at December 31, 2022	(4,272)	(4,220)
Accumulated other comprehensive loss	(33,514)	(37,419)
Total stockholders' equity	60,592	55,220
Total liabilities and stockholders' equity	$1,362,055	$1,336,489

See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 1

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended March 31,
	2023	2022
Interest and dividend income	(Dollars in thousands, except per share data)
Interest and fees on loans	$11,205	$8,474
Interest on debt securities:
Taxable	1,174	972
Tax exempt	413	222
Dividends	41	6
Interest on federal funds sold and overnight deposits	104	19
Interest on interest bearing deposits in banks	107	33
Total interest and dividend income	13,044	9,726
Interest expense
Interest on deposits	2,443	621
Interest on borrowed funds	484	—
Interest on subordinated notes	142	142
Total interest expense	3,069	763
Net interest income	9,975	8,963
Credit loss expense, net	74	—
Net interest income after credit loss expense	9,901	8,963
Noninterest income
Wealth management income	211	209
Service fees	1,694	1,635
Net gains on sales of investment securities available-for-sale	—	26
Net gains on sales of loans held for sale	194	14
Net gains on other investments	46	82
Other income	140	264
Total noninterest income	2,285	2,230
Noninterest expenses
Salaries and wages	3,502	3,410
Employee benefits	1,377	1,305
Occupancy expense, net	578	527
Equipment expense	897	916
Other expenses	2,396	2,131
Total noninterest expenses	8,750	8,289
Income before provision for income taxes	3,436	2,904
Provision for income taxes	459	422
Net income	$2,977	$2,482
Basic earnings per common share	$0.66	$0.55
Diluted earnings per common share	$0.66	$0.55
Weighted average number of common shares outstanding	4,509,099	4,494,871
Weighted average common and potential common shares for diluted EPS	4,519,989	4,506,764
Dividends per common share	$0.36	$0.35
See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 2

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended March 31,
	2023	2022
	(Dollars in thousands)
Net income	$2,977	$2,482
Other comprehensive income (loss), net of tax:
Investment securities available-for-sale:
Net unrealized holding gains (losses) arising during the period on investment securities available-for-sale	3,905	(15,853)
Reclassification adjustment for net gains on sales of investment securities available-for-sale realized in net income	—	(21)
Total other comprehensive income (loss)	3,905	(15,874)
Total comprehensive income (loss)	$6,882	$(13,392)

See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 3

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)

	Three Month Periods Ended March 31, 2023 and 2022
	Common Stock					Accumulated other comprehensive loss
	Shares, net of treasury	Amount	Additional paid-in capital	Retained earnings	Treasury stock		Total stockholders’ equity
	(Dollars in thousands, except per share data)
Balances, December 31, 2022	4,508,587	$9,965	$2,225	$84,669	$(4,220)	$(37,419)	$55,220
Impact of adoption of ASU No. 2016-13	—	—	—	37	—	—	37
Net income	—	—	—	2,977	—	—	2,977
Other comprehensive income	—	—	—	—	—	3,905	3,905
Dividend reinvestment plan	893	—	15	—	8	—	23
Cash dividends declared ($0.36 per share)	—	—	—	(1,623)	—	—	(1,623)
Stock based compensation expense	—	—	113	—	—	—	113
Purchase of treasury stock	(2,530)	—	—	—	(60)	—	(60)
Balances, March 31, 2023	4,506,950	$9,965	$2,353	$86,060	$(4,272)	$(33,514)	$60,592

Balances, December 31, 2021	4,493,655	$9,934	$1,769	$78,350	$(4,160)	$(1,552)	$84,341
Net income	—	—	—	2,482	—	—	2,482
Other comprehensive loss	—	—	—	—	—	(15,874)	(15,874)
Dividend reinvestment plan	416	—	9	—	4	—	13
Cash dividends declared ($0.35 per share)	—	—	—	(1,573)	—	—	(1,573)
Stock based compensation expense	1,599	3	100	—	—	—	103
Purchase of treasury stock	(2,500)	—	—	—	(75)	—	(75)
Balances, March 31, 2022	4,493,170	$9,937	$1,878	$79,259	$(4,231)	$(17,426)	$69,417
See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 4

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash Flows From Operating Activities	(Dollars in thousands)
Net income	$2,977	$2,482
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	408	459
Credit loss expense	74	—
Deferred income tax provision	32	11
Net amortization of premiums on investment securities	128	160
Equity in losses of limited partnerships	331	256
Stock based compensation expense	113	103
Net increase in unamortized loan costs	(22)	(302)
Proceeds from sales of loans held for sale	11,946	16,430
Origination of loans held for sale	(13,423)	(4,936)
Net gains on sales of loans held for sale	(194)	(14)
Net gains on disposals of premises and equipment	(1)	—
Net gains on sales of investment securities available-for-sale	—	(26)
Net gains on other investments	(46)	(82)
Increase in accrued interest receivable	(15)	(49)
Amortization of debt issuance costs	8	8
Increase in other assets	(264)	(436)
Increase in other liabilities	32	704
Net cash provided by operating activities	2,084	14,768
Cash Flows From Investing Activities
Interest bearing deposits in banks
Proceeds from maturities and redemptions	996	1,992
Purchases	(996)	(2,988)
Investment securities available-for-sale
Proceeds from sales	—	6,827
Proceeds from maturities, calls and paydowns	4,062	7,304
Purchases	(24,923)	(38,691)
Net purchases of other investments	(40)	(59)
Net decrease in nonmarketable stock	135	276
Net increase in loans	(14,252)	(40,558)
Recoveries of loans charged off	—	1
Net purchases of premises and equipment	(200)	(164)
Investments in limited partnerships	(460)	(1,355)
Proceeds from sales of premises and equipment	16	—
Net cash used in investing activities	(35,662)	(67,415)

Union Bankshares, Inc. Page 5

	Three Months Ended March 31,
	2023	2022

Cash Flows From Financing Activities	(Dollars in thousands)
Advances on long-term borrowings	106	—
Net decrease in short-term borrowings outstanding	(5,000)	—
Net (decrease) increase in noninterest bearing deposits	(23,657)	38,189
Net (decrease) increase in interest bearing deposits	(53,321)	3,385
Net increase (decrease) in time deposits	101,044	(2,412)
Purchase of treasury stock	(60)	(75)
Dividends paid	(1,600)	(1,560)
Net cash provided by financing activities	17,512	37,527
Net decrease in cash and cash equivalents	(16,066)	(15,120)
Cash and cash equivalents
Beginning of period	37,885	65,922
End of period	$21,819	$50,802
Supplemental Disclosures of Cash Flow Information
Interest paid	$3,028	$911

Supplemental Schedule of Noncash Investing Activities
Investment in limited partnerships acquired by capital contributions payable	$—	$3,494

Dividends paid on Common Stock:
Dividends declared	$1,623	$1,573
Dividends reinvested	(23)	(13)
	$1,600	$1,560

See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 6

UNION BANKSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
Note 1.    Basis of Presentation
The accompanying unaudited interim consolidated financial statements of Union Bankshares, Inc. and Subsidiary (together, the Company) as of March 31, 2023, and for the three months ended March 31, 2023 and 2022, have been prepared in conformity with GAAP for interim financial information, general practices within the banking industry, and the accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (2022 Annual Report), except as disclosed in the Summary of Significant Accounting Policies below. The Company's sole subsidiary is Union Bank. In the opinion of the Company’s management, all adjustments, consisting only of normal recurring adjustments and disclosures necessary for a fair presentation of the information contained herein, have been made. This information should be read in conjunction with the Company’s 2022 Annual Report. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2023, or any future interim period.
The Company is a “smaller reporting company” and as permitted under the rules and regulations of the SEC, has elected to provide its consolidated statements of income, comprehensive income, cash flows and changes in stockholders’ equity for a two year, rather than three year, period. The Company has also elected to provide certain other scaled disclosures in this report, as permitted for smaller reporting companies. Certain amounts in the 2022 consolidated financial statements have been reclassified to conform to the current year presentation.
In addition to the definitions set forth elsewhere in this report, the acronyms, abbreviations and capitalized terms identified below are used throughout this Form 10-Q, including Part I. "Financial Information" and Part II. "Other Information". The following is provided to aid the reader and provide a reference page when reviewing this Form 10-Q.

ACL:	Allowance for credit losses	HTM:	Held-to-maturity
AFS:	Available-for-sale	HUD:	U.S. Department of Housing and Urban Development
ASC:	Accounting Standards Codification	ICS:	Insured Cash Sweeps of the Promontory Interfinancial Network
ASU:	Accounting Standards Update	MBS:	Mortgage-backed security
Board:	Board of Directors	MSRs:	Mortgage servicing rights
bp or bps:	Basis point(s)	OAO:	Other assets owned
CDARS:	Certificate of Deposit Accounts Registry Service of the Promontory Interfinancial Network	OCI:	Other comprehensive income (loss)
Company:	Union Bankshares, Inc. and Subsidiary	OREO:	Other real estate owned
CECL:	Current Expected Credit Losses	RD:	USDA Rural Development
DCF:	Discounted cash flow	RSU:	Restricted Stock Unit
DRIP:	Dividend Reinvestment Plan	SBA:	U.S. Small Business Administration
FASB:	Financial Accounting Standards Board	SEC:	U.S. Securities and Exchange Commission
FDIC:	Federal Deposit Insurance Corporation	TDR:	Troubled-debt restructuring
FHA:	U.S. Federal Housing Administration	Union:	Union Bank, the sole subsidiary of Union Bankshares, Inc
FHLB:	Federal Home Loan Bank of Boston	USDA:	U.S. Department of Agriculture
FRB:	Federal Reserve Board	VA:	U.S. Veterans Administration
FHLMC/Freddie Mac:	Federal Home Loan Mortgage Corporation	2014 Equity Plan:	2014 Equity Incentive Plan, as amended
GAAP:	Generally Accepted Accounting Principles in the United States	2022 Annual Report:	Annual Report on Form 10-K for the year ended December 31, 2022
Summary of Significant Accounting Policies
The disclosures below supplement and update the accounting policies previously disclosed in Note 1. Significant Accounting Policies in the Company’s 2022 Annual Report. The updates reflect the adoption of the FASB ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, more commonly referred to as Current Expected Credit Losses (CECL), effective January 1, 2023.

Union Bankshares, Inc. Page 7

The Company adopted CECL using the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet credit exposures. Results for reporting periods beginning after January 1, 2023 are presented under CECL while prior period amounts continue to be reported in accordance with the incurred loss methodology under previously applicable GAAP.
Allowance for Credit Losses on AFS Debt Securities: Upon adoption of CECL, effective January 1, 2023, for AFS debt securities in an unrealized loss position, management first assesses whether it intends to sell, or if it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through earnings. For AFS debt securities that do not meet the above criteria, management evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security and the issuer, among other factors. If this assessment indicates that a credit loss exists, management compares the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an ACL is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis. Any impairment that has not been recorded through an ACL is recognized in other comprehensive income (loss), net of applicable taxes.
A change in the ACL on AFS debt securities is recorded as expense (credit) within the Credit loss expense on the consolidated statement of income. Losses are charged against the ACL when management believes the uncollectibility of an AFS debt security is confirmed based on the above described analysis. As of March 31, 2023 and CECL adoption date of January 1, 2023, there was no ACL carried on the Company's AFS debt securities. Refer to Note 5 of the consolidated financial statements for further discussion.
Allowance for Credit Losses on Loans: The ACL on loans is a significant accounting estimate used in the preparation of the Company's consolidated financial statements. The level of the ACL on loans represents management's estimate of expected credit losses over the expected life of the loans at the balance sheet date. The expected life of the loans is based on the contractual term of the loans adjusted for estimated prepayments. The contractual life is calculated based on the maturity date and excludes expected extensions, renewals, and modifications.
Upon adoption of CECL on January 1, 2023, the Company replaced the incurred loss model that recognizes losses when it becomes probable that a credit loss will be incurred, with a requirement to recognize lifetime expected credit losses based on historical experience and current and reasonably supportable forecasted conditions to reflect the full amount of expected credit losses. The ACL on loans is a valuation account that is deducted from the amortized cost basis of loans to present the net amount expected to be collected on the loans. Loans, or portions thereof, are charged off against the ACL on loans when they are deemed uncollectible. The ACL on loans is comprised of reserves measured on a collective (pool) basis based on a lifetime loss-rate model when similar risk characteristics exist. Loans that do not share risk characteristics are evaluated on an individual basis, generally larger non-accruing commercial loans.
The Company uses the DCF method to estimate expected credit losses for all loan pools. For each of the loan segments, the Company generates cash flow projections at the instrument level wherein payment expectations are adjusted for estimated prepayment speed, curtailments, time to recovery, probability of default, and loss given default. The modeling of expected prepayment speeds, curtailment rates, and time to recovery are based on historical benchmark data.
The Company uses regression analysis of historical internal and peer data to determine suitable loss drivers to utilize when modeling lifetime probability of default and loss given default. This analysis also determines how expected probability of default and loss given default will react to forecasted levels of the loss drivers. For all loan pools utilizing the DCF method, management utilizes and forecasts national unemployment as a loss driver.
For all DCF models, management has determined that four quarters represents a reasonable and supportable forecast period and reverts back to a historical loss rate over four quarters on a straight-line basis. Management leverages economic projections from a reputable and independent third party to inform its loss driver forecasts over the four-quarter forecast period.
The combination of adjustments for credit expectations (default and loss) and timing expectations (prepayment, curtailment, and time to recovery) produces an expected cash flow stream at the instrument level that represents the sum of expected losses to determine the estimated ACL on loans.
The ACL on loans evaluation also considers various qualitative factors, including changes in policy and/or underwriting standards, actual or expected changes in economic trends and conditions, changes in the nature and volume of the portfolio, changes in credit and lending staff/administration, problem loan trends, credit risk concentrations, loan review results, changes in the value of underlying collateral for loans, and changes in the regulatory and business environment.

Union Bankshares, Inc. Page 8

Certain loans are individually evaluated for estimated credit losses, including those greater than $500,000 that are classified as substandard or doubtful and are on nonaccrual or that have other unique characteristics differing from the segment. Specific reserves are established when appropriate for such loans based on the present value of expected future cash flows of the loan or the estimated realizable value of the collateral, if any.
Management may also adjust its assumptions to account for differences between expected and actual losses from period-to-period. The variability of management's assumptions could alter the ACL on loans materially and impact future results of operations and financial condition. The loss estimation models and methods used to determine the ACL are continually refined and enhanced.
Allowance for Credit Losses on Off-Balance Sheet Credit Exposures: The ACL on off-balance sheet credit exposures is a component of Accrued interest and other liabilities on the Company's consolidated balance sheets and represents the estimate of probable credit losses inherent in unfunded commitments to extend credit as of the balance sheet date. Unfunded commitments to extend credit include unused portions of lines of credit, commitments to originate loans and standby and commercial letters of credit. The process used to determine the ACL for these exposures is consistent with the process for determining the ACL on loans, as adjusted for estimated funding probabilities or loan equivalency factors. A charge or credit to Credit loss expense on the consolidated statements of income is made to account for the change in the ACL on off-balance sheet exposures between reporting periods.
Accrued Interest: Upon adoption of CECL on January 1, 2023, the Company elected to present accrued interest receivable balances in Other assets on the consolidated balance sheets and exclude accrued interest from the ACL on loans and AFS debt securities. The Company will continue to write-off accrued interest receivable by reversing interest income when a security or loan is placed in nonaccrual, which is generally when payments on a security or loan are 90 days or more past due.

Union Bankshares, Inc. Page 9

Impact of Adoption:
The following table illustrates the adoption of ASU No. 2013-16 on January 1, 2023. As noted above, there was no ACL on AFS debt securities required to be recorded upon adoption of the ASU.

	Pre-CECL Adoption	Reclassification to CECL Portfolio Segmentation	Pre-CECL Adoption Portfolio Segmentation	Post-CECL Adoption	Impact of CECL Adoption
Assets	(Dollars in thousands)
Loans
Residential real estate	$352,433	$(352,433)	$—	$—	$—
Non-revolving residential real estate	—	335,470	335,470	335,470	—
Revolving residential real estate	—	16,963	16,963	16,963	—
Construction real estate	96,620	(96,620)	—	—	—
Commercial construction real estate	—	56,501	56,501	56,501	—
Residential construction real estate	—	40,119	40,119	40,119	—
Commercial real estate	377,947	(377,947)	—		—
Non-residential commercial real estate	—	282,397	282,397	282,397	—
Multi-family residential real estate	—	95,550	95,550	95,550	—
Commercial	40,973	—	40,973	40,973	—
Consumer	2,204	—	2,204	2,204	—
Municipal	87,980	—	87,980	87,980	—
Total loans	$958,157	$—	$958,157	$958,157	$—

ACL on loans
Residential real estate	$2,417	$(2,417)	$—	$—	$—
Non-revolving residential real estate	—	2,294	2,294	2,024	(270)
Revolving residential real estate	—	123	123	148	25
Construction real estate	1,032	(1,032)	—	—	—
Commercial construction real estate	—	611	611	1,593	982
Residential construction real estate	—	421	421	131	(290)
Commercial real estate	3,935	(3,935)	—	—	—
Non-residential commercial real estate	—	2,931	2,931	2,174	(757)
Multi-family residential real estate	—	1,004	1,004	224	(780)
Commercial	301	—	301	492	191
Consumer	10	—	10	5	(5)
Municipal	95	—	95	53	(42)
Unallocated	549	—	549	—	(549)
Total ACL on loans	$8,339	$—	$8,339	$6,844	$(1,495)

Liabilities
ACL on off-balance sheet credit exposures			$—	$1,458	$1,458

Retained earnings
Decrease in ACL on loans					$1,495
Increase in ACL on off-balance sheet credit exposures					(1,458)
Increase to retained earnings					$37

Union Bankshares, Inc. Page 10

Note 2. Legal Contingencies
In the normal course of business, the Company is involved in various legal and other proceedings. In the opinion of management, any liability resulting from such proceedings is not expected to have a material adverse effect on the Company’s consolidated financial condition or results of operations.

Note 3. Per Share Information
The following table presents the reconciliation between the calculation of basic EPS and diluted EPS for the three months ended March 31, 2023 and 2022:

	For the Three Months Ended March 31,
	2023	2022
	(Dollars in thousands, except per share data)
Net income	$2,977	$2,482
Weighted average common shares outstanding for basic EPS	4,509,099	4,494,871
Dilutive effect of stock-based awards (1)	10,890	11,893
Weighted average common and potential common shares for diluted EPS	4,519,989	4,506,764
Earnings per common share:
Basic EPS	$0.66	$0.55
Diluted EPS	$0.66	$0.55
____________________
(1)Dilutive effect of stock based awards represents the effect of vesting of restricted stock units. Unvested awards do not have dividend or dividend equivalent rights.

Note 4. Recent Accounting Pronouncements
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The guidance in the ASU requires that expected credit losses for financial assets held at the reporting date that are accounted for at amortized cost be measured and recognized based on historical experience and current and reasonably supportable forecasted conditions to reflect the full amount of expected credit losses. A modified version of these requirements also applies to debt securities classified as AFS. The ASU became effective for the Company beginning with the 2023 fiscal year. The impact of the ASU on the Company's consolidated financial statements is discussed in Note 1, Summary of Significant Accounting Policies.

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

In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings (TDRs) and Vintage Disclosures. The guidance amends ASC 326 to eliminate the accounting guidance for TDRs by creditors, while enhancing disclosure requirements for certain loan refinancing and restructuring activities by creditors when a borrower is experiencing financial difficulty. Specifically, rather than applying TDR recognition and measurement guidance, creditors will determine whether a modification results in a new loan or continuation of an existing loan. These amendments are also intended to enhance existing disclosure requirements and introduce new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. Additionally, the amendments to ASC 326 require that an entity disclose current-period gross write-offs by year of origination within the vintage disclosures, which requires that an entity disclose the amortized cost basis of financing receivables by credit quality indicator and class of financing receivable by year of origination. The guidance is only for entities that have adopted the amendments in ASU No. 2016-13 for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. The Company adopted ASU No. 2022-02 effective January 1, 2023. The adoption of the provisions contained within ASU No. 2022-02 did not have a material impact on the consolidated financial statements.

Union Bankshares, Inc. Page 11

In March 2023, the FASB issued ASU No. 2023-02, Investments-Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method. ASU No. 2014-01, Investments-Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects, previously introduced the option to apply the proportional amortization method to account for investments made primarily for the purpose of receiving income tax credits and other income tax benefits when certain requirements are met; however, this guidance limited the proportional amortization method to investments in low-income-housing tax credit (LIHTC) structures. The proportional amortization method results in the cost of the investment being amortized in proportion to the income tax credits and other income tax benefits received, with the amortization of the investment and the income tax credits being presented net in the income statement as a component of net income tax expense (benefit). Equity investments in other tax credit structures are typically accounted for using the equity method, which results in investment income, gains and losses, and tax credits being presented gross on the income statement in their respective line items. The amendments in this update permit reporting entities to elect to account for their tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method if certain conditions are met. For public business entities, the amendments in this update are effective for fiscal years beginning after December 31, 2023, including interim periods within those fiscal years. Early adoption is permitted in any interim period. If early adoption is elected, adoption must be as of the beginning of the fiscal year that includes the interim period of adoption. The amendments in this update must be applied on either a modified retrospective or a retrospective basis. The Company is currently evaluating the impact of this standard for its tax equity investments and the impact to noninterest income, noninterest expense, and income tax expense within the consolidated financial statements.

Note 5. Investment Securities
Debt securities AFS as of the balance sheet dates consisted of the following:

March 31, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. Government-sponsored enterprises	$44,699	$—	$(4,985)	$39,714
Agency mortgage-backed	194,772	177	(31,311)	163,638
State and political subdivisions	72,547	404	(7,018)	65,933
Corporate	6,347	—	(215)	6,132
Total	$318,365	$581	$(43,529)	$275,417

December 31, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. Government-sponsored enterprises	$45,090	$—	$(5,845)	$39,245
Agency mortgage-backed	198,478	104	(34,150)	164,432
State and political subdivisions	47,722	281	(7,537)	40,466
Corporate	6,343	—	(219)	6,124
Total	$297,633	$385	$(47,751)	$250,267
There were no investment securities HTM at March 31, 2023 or December 31, 2022. Investment securities AFS with carrying amounts of $999 thousand and $433 thousand were pledged as collateral for public unit deposits or for other purposes as required or permitted by law at March 31, 2023 and December 31, 2022, respectively.

Union Bankshares, Inc. Page 12

The amortized cost and estimated fair value of debt securities by contractual scheduled maturity as of March 31, 2023 were as follows:

	Amortized Cost	Fair Value
Available-for-sale	(Dollars in thousands)
Due in one year or less	$502	$495
Due from one to five years	24,431	22,354
Due from five to ten years	25,463	23,036
Due after ten years	73,197	65,894
	123,593	111,779
Agency mortgage-backed	194,772	163,638
Total debt securities available-for-sale	$318,365	$275,417

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

Information pertaining to all AFS debt securities with gross unrealized losses, for which an ACL has not been recorded, as of the balance sheet dates, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

March 31, 2023	Less Than 12 Months			12 Months and over			Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
		(Dollars in thousands)
U.S. Government- sponsored enterprises	1	$2,970	$(4)	34	$36,608	$(4,981)	35	$39,578	$(4,985)
Agency mortgage-backed	4	9,714	(375)	89	148,189	(30,936)	93	157,903	(31,311)
State and political subdivisions	15	25,647	(644)	60	32,923	(6,374)	75	58,570	(7,018)
Corporate	7	3,255	(92)	6	2,877	(123)	13	6,132	(215)
Total	27	$41,586	$(1,115)	189	$220,597	$(42,414)	216	$262,183	$(43,529)

December 31, 2022	Less Than 12 Months			12 Months and over			Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
		(Dollars in thousands)
U.S. Government- sponsored enterprises	4	$8,000	$(533)	31	$31,103	$(5,312)	35	$39,103	$(5,845)
Agency mortgage-backed	31	24,306	(2,192)	62	134,297	(31,958)	93	158,603	(34,150)
State and political subdivisions	39	15,457	(1,846)	27	18,613	(5,691)	66	34,070	(7,537)
Corporate	10	4,719	(124)	3	1,405	(95)	13	6,124	(219)
Total	84	$52,482	$(4,695)	123	$185,418	$(43,056)	207	$237,900	$(47,751)

AFS debt securities in unrealized loss positions are evaluated for impairment related to credit losses at least quarterly. For AFS debt securities in an unrealized loss position, management first assesses whether it intends to sell, or it is more likely than not that the Company will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through earnings. For AFS debt securities that do not meet the above criteria, management evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the

Union Bankshares, Inc. Page 13

security and the issuer, among other factors. If this assessment indicates that a credit loss exists, management compares the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an ACL is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis. For AFS debt securities, any decline in fair value that has not been recorded through an ACL is recognized in other comprehensive income (loss), net of applicable taxes.

No ACL for AFS debt securities was recorded at adoption of ASU No. 2016-13 or at March 31, 2023 or December 31, 2022. Accrued interest receivable on AFS debt securities totaled $1.1 million and $1.0 million at March 31, 2023 and December 31, 2022, respectively, and is excluded from the estimate of credit losses.

There were no sales or calls of securities for the three months ended March 31, 2023. The following table presents the proceeds from sales resulting in gross realized gains and gross realized losses from the disposition of AFS securities for the three months ended March 31, 2022:

For The Three Months Ended March 31,
2022
(Dollars in thousands)
Proceeds from sales	$6,827

Gross gains	76
Gross losses	(50)
Net gains on sales of investment securities AFS	$26

Note 6.  Loans
Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their unpaid principal balances, adjusted for any charge-offs, the ACL, and any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans.
Loan interest income is accrued daily on outstanding balances. The following accounting policies, related to accrual and nonaccrual loans, apply to all portfolio segments and loan classes, which the Company considers to be the same. The accrual of interest is normally discontinued when a loan is specifically determined to be impaired and/or management believes, after considering collection efforts and other factors, that the borrower's financial condition is such that collection of interest is doubtful. In general, loans that are 90 days or more past due are placed in nonaccrual, unless there are circumstances that cause management to believe the collection of interest is not doubtful. Generally, any unpaid interest previously accrued on those loans is reversed against current period interest income. A loan may be restored to accrual status when its financial status has significantly improved and there is no principal or interest past due. A loan may also be restored to accrual status if the borrower makes six consecutive monthly payments or the lump sum equivalent. Income on nonaccrual loans is generally not recognized unless a loan is returned to accrual status or after all principal has been collected. Interest payments received on such loans are generally applied as a reduction of the loan principal balance. Delinquency status is determined based on contractual terms for all portfolio segments and loan classes. Loans past due 30 days or more are considered delinquent. Loans are considered in process of foreclosure when a judgment of foreclosure has been issued by the court.
Loan origination fees and direct loan origination costs are deferred and amortized as an adjustment of the related loan's yield using methods that approximate the interest method. The Company generally amortizes these amounts over the estimated average life of the related loans.
Effective with the adoption of CECL on January 1, 2023, the Company evaluates the risk characteristics of its loans based on regulatory call report code with segmentation based on the underlying collateral or purpose for certain loan types. Prior to the adoption of CECL, under the incurred loss model, the Company evaluated the risk characteristics of its loans based on the underlying collateral securing the loans.

Union Bankshares, Inc. Page 14

The composition of Net loans as of the balance sheet dates, by regulatory call report code segmentation based on underlying collateral or purpose for certain loan types, was as follows:

	March 31, 2023	December 31, 2022
	(Dollars in thousands)
Residential real estate
Non-revolving residential real estate	$341,880	$335,470
Revolving residential real estate	16,299	16,963
Construction real estate
Commercial construction real estate	60,847	56,501
Residential construction real estate	46,320	40,119
Commercial real estate
Non-residential commercial real estate	278,366	282,397
Multi-family residential real estate	93,953	95,550
Commercial	41,553	40,973
Consumer	2,373	2,204
Municipal	90,818	87,980
Gross loans	972,409	958,157
ACL losses on loans	(6,934)	(8,339)
Net deferred loan costs	1,358	1,336
Net loans	$966,833	$951,154
Qualifying residential first mortgage loans and certain commercial real estate loans with an aggregate carrying value of $265.8 million and $272.9 million were pledged as collateral for borrowings from the FHLB under a blanket lien at March 31, 2023 and December 31, 2022, respectively.
Accrued interest receivable on loans totaled $3.1 million at March 31, 2023 and December 31, 2022 and is excluded from the estimate of credit losses within Note 7.

Note 7.  Allowance for Credit Losses on Loans and Off-Balance Sheet Credit Exposures
Results for reporting periods beginning after January 1, 2023 are presented under CECL while prior period amounts continue to be reported under the incurred loss model in accordance with previously applicable GAAP as described in the 2022 Annual Report.
The level of the ACL on loans represents management's estimate of expected credit losses over the expected life of the loans at the balance sheet date. For all loan classes, loan losses are charged against the ACL on loans when management believes the loan balance is uncollectible or in accordance with federal guidelines. Subsequent recoveries, if any, are credited to the ACL on loans.
Upon adoption of CECL on January 1, 2023, the Company replaced the incurred loss model that recognizes losses when it becomes probable that a credit loss will be incurred, with a requirement to recognize lifetime expected credit losses based on historical experience and current and reasonably supportable forecasted conditions to reflect the full amount of expected credit losses. The ACL on loans is a valuation account that is deducted from the amortized cost basis of loans to present the net amount expected to be collected on the loans. The ACL on loans is comprised of reserves measured on a collective (pool) basis based on a lifetime loss-rate model when similar risk characteristics exist. Loans that do not share risk characteristics are evaluated on an individual basis, generally larger non-accruing commercial loans.

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

Union Bankshares, Inc. Page 15

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

Changes in the ACL on loans, by class of loans, for the three months ended March 31, 2023 were as follows:

For The Three Months Ended March 31, 2023	Balance, December 31, 2022	Impact of Adoption of ASU No. 2016-13	Charge Offs	Recoveries	Credit Loss Expense (Benefit)	Balance, March 31, 2023
	(Dollars in thousands)
Non-revolving residential real estate	$2,294	$(270)	$—	$—	$47	$2,071
Revolving residential real estate	123	25	—	—	(5)	143
Residential real estate	2,417	(245)	—	—	42	2,214
Commercial construction real estate	611	982	—	—	120	1,713
Residential construction real estate	421	(290)	—	—	17	148
Construction real estate	1,032	692	—	—	137	1,861
Non-residential commercial real estate	2,931	(757)	—	—	12	2,186
Multi-family residential real estate	1,004	(780)	—	—	(3)	221
Commercial real estate	3,935	(1,537)	—	—	9	2,407
Commercial	301	191	—	—	(124)	368
Consumer	10	(5)	—	—	—	5
Municipal	95	(42)	—	—	26	79
Unallocated	549	(549)	—	—	—	—
Total	$8,339	$(1,495)	$—	$—	$90	$6,934

Union Bankshares, Inc. Page 16

Changes in the ACL on loans, by class of loans under the incurred loss methodology, for the three months ended March 31, 2022 were as follows:

For The Three Months Ended March 31, 2022	Balance, December 31, 2021	Charge Offs	Recoveries	Credit Loss Expense (Benefit)	Balance, March 31, 2022
	(Dollars in thousands
Residential real estate	$2,068	$—	$—	$156	$2,224
Construction real estate	837	—	—	6	843
Commercial real estate	4,122	—	—	(125)	3,997
Commercial	275	—	—	14	289
Consumer	11	(1)	1	(1)	10
Municipal	86	—	—	2	88
Unallocated	937	—	—	(52)	885
Total	$8,336	$(1)	$1	$—	$8,336

Effective with the adoption of ASU No, 2016-13 on January 1, 2023, the Company's ACL on off-balance sheet credit exposures is recognized as a liability (Accrued interest and other liabilities on the consolidated balance sheet), with adjustments to the ACL recognized in Credit loss expense in the consolidated statement of income. In accordance with previously applicable GAAP, there was no ACL on off-balance sheet credit exposures required during the three months ended March 31, 2022. The Company's activity in the ACL on off-balance sheet credit exposures for the three months ended March 31, 2023 was as follows:

ACL on Off-Balance Sheet Credit Exposures	(Dollars in thousands)
Balance, December 31, 2022	$—
Impact of adoption of ASU No. 2016-13	1,458
Credit loss benefit	(16)
Balance, March 31, 2023	$1,442

Risk and collateral ratings are assigned to loans and are subject to ongoing monitoring by lending and credit personnel, with such ratings updated annually or more frequently if warranted. The following is an overview of the Company's loan rating system:
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

Union Bankshares, Inc. Page 17

The following table summarizes the Company's loans by year of origination and by loan ratings applied by management to the Company's loans by class as of March 31, 2023:

	2023	2022	2021	2020	2019	Prior	Revolving	Total
Residential Real Estate	(Dollars in thousands)
Pass	$12,874	$118,684	$90,284	$31,278	$9,907	$58,333	$—	$321,360
Satisfactory/Monitor	—	6,866	4,448	2,355	345	5,882	—	19,896
Substandard	—	—	—	40	—	584	—	624
Non-revolving residential real estate	12,874	125,550	94,732	33,673	10,252	64,799	—	341,880
Pass	—	—	—	—	—	—	14,623	14,623
Satisfactory/Monitor	—	—	—	—	—	—	1,604	1,604
Substandard	—	—	—	—	—	—	72	72
Revolving residential real estate	—	—	—	—	—	—	16,299	16,299
Construction Real Estate
Pass	435	7,138	6,877	694	1,983	1,147	—	18,274
Satisfactory/Monitor	827	18,108	21,321	236	287	1,792	—	42,571
Substandard	—	—	—	—	—	2	—	2
Commercial construction real estate	1,262	25,246	28,198	930	2,270	2,941	—	60,847
Pass	869	30,865	5,511	—	—	1	—	37,246
Satisfactory/Monitor	—	3,991	4,585	498	—	—	—	9,074
Substandard	—	—	—	—	—	—	—	—
Residential construction real estate	869	34,856	10,096	498	—	1	—	46,320
Commercial Real Estate
Pass	732	38,378	37,091	18,291	24,673	65,640	16,535	201,340
Satisfactory/Monitor	4,204	28,577	4,006	6,536	7,120	20,987	1,063	72,493
Substandard	—	—	—	1,940	53	2,412	128	4,533
Non-residential commercial real estate	4,936	66,955	41,097	26,767	31,846	89,039	17,726	278,366
Pass	—	2,524	2,168	2,163	8,920	35,355	—	51,130
Satisfactory/Monitor	—	6,481	15,943	5,755	10,213	3,042	—	41,434
Substandard	—	—	—	—	—	1,389	—	1,389
Multi-family residential real estate	—	9,005	18,111	7,918	19,133	39,786	—	93,953
Pass	1,091	7,169	4,748	967	3,613	14,730	4,316	36,634
Satisfactory/Monitor	314	739	874	749	233	620	1,137	4,666
Substandard	—	—	—	—	—	—	253	253
Commercial	1,405	7,908	5,622	1,716	3,846	15,350	5,706	41,553
Pass	566	632	398	192	253	281	21	2,343
Satisfactory/Monitor	24	4	—	2	—	—	—	30
Substandard	—	—	—	—	—	—	—	—
Consumer	590	636	398	194	253	281	21	2,373
Pass	4,414	73,877	1,993	5,057	196	5,281	—	90,818
Satisfactory/Monitor	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Municipal	4,414	73,877	1,993	5,057	196	5,281	—	90,818
Total Loans	$26,350	$344,033	$200,247	$76,753	$67,796	$217,478	$39,752	$972,409

There were no gross charge offs for the three months ended March 31, 2023.

Union Bankshares, Inc. Page 18

The following table summarizes the loan ratings applied by management to the Company's loans by class, under the incurred loss methodology, as of December 31, 2022:

December 31, 2022	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Total
	(Dollars in thousands)
Pass	$328,885	$47,356	$258,175	$36,338	$2,197	$87,980	$760,931
Satisfactory/Monitor	21,429	49,206	111,077	4,368	7	—	186,087
Substandard	2,119	58	8,695	267	—	—	11,139
Total	$352,433	$96,620	$377,947	$40,973	$2,204	$87,980	$958,157

A summary of current and past due loans as of March 31, 2023 follows:

March 31, 2023	30-59 Days	60-89 Days	90 Days and Over	Total Past Due	Current	Total
	(Dollars in thousands)
Residential real estate
Non-revolving residential real estate	$1,040	$9	$237	$1,286	$340,594	$341,880
Revolving residential real estate	—	—	42	42	16,257	16,299
Construction real estate
Commercial construction real estate	2	—	—	2	60,845	60,847
Residential construction real estate	—	—	—	—	46,320	46,320
Commercial real estate
Non-residential commercial real estate	153	—	2,068	2,221	276,145	278,366
Multi-family residential real estate	—	—	—	—	93,953	93,953
Commercial	—	—	—	—	41,553	41,553
Consumer	—	—	—	—	2,373	2,373
Municipal	—	—	—	—	90,818	90,818
Total	$1,195	$9	$2,347	$3,551	$968,858	$972,409

A summary of current and past due loans as of December 31, 2022, under the incurred loss methodology, follows:

December 31, 2022	30-59 Days	60-89 Days	90 Days and Over	Total Past Due	Current	Total
	(Dollars in thousands)
Residential real estate	$1,724	$79	$289	$2,092	$350,341	$352,433
Construction real estate	535	—	—	535	96,085	96,620
Commercial real estate	515	2,087	34	2,636	375,311	377,947
Commercial	7	160	—	167	40,806	40,973
Consumer	7	—	—	7	2,197	2,204
Municipal	—	—	—	—	87,980	87,980
Total	$2,788	$2,326	$323	$5,437	$952,720	$958,157

Union Bankshares, Inc. Page 19

A summary of nonaccrual loans as of March 31, 2023 follows:

March 31, 2023	Nonaccrual	Nonaccrual With No Allowance for Credit Losses	90 Days and Over and Accruing
Residential real estate	(Dollars in thousands)
Non-revolving residential real estate	$104	$—	$133
Revolving residential real estate	—	—	42
Construction real estate
Commercial construction real estate	2	—	—
Residential construction real estate	—	—	—
Commercial real estate
Non-residential commercial real estate	2,068	—	—
Multi-family residential real estate	—	—	—
Commercial	—	—	—
Consumer	—	—	—
Municipal	—	—	—
Total	$2,174	$—	$175

A summary of nonaccrual loans as of December 31, 2022, under the incurred loss methodology, follows:

December 31, 2022	Nonaccrual	Nonaccrual With No Allowance for Credit Losses	90 Days and Over and Accruing
	(Dollars in thousands)
Residential real estate	$103	$—	$186
Construction real estate	6	6	—
Commercial real estate	2,102	—	—
Commercial	—	—	—
Consumer	—	—	—
Municipal	—	—	—
Total	$2,211	$6	$186

There was one residential real estate loan totaling $40 thousand in process of foreclosure at March 31, 2023 and one residential real estate loan totaling $28 thousand in process of foreclosure at December 31, 2022. Aggregate interest on nonaccrual loans not recognized was $98 thousand as of March 31, 2023 and $59 thousand as of December 31, 2022.
Loans that do not share risk characteristics are evaluated on an individual basis. Loans that are individually evaluated and collateral dependent represent loans that the Company has determined foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and the Company expects repayment of the loan to be provided substantially through the sale of the collateral. For these loans, the ACL is measured based on the difference between the fair value of the collateral and the amortized cost basis of the loan at the measurement date.
The following table presents collateral dependent loans by loan class and collateral type as of the balance sheet dates:

	March 31, 2023	December 31, 2022
	Real Estate	Real Estate
	(Dollars in thousands)
Non-residential commercial real estate	$2,068	$2,068

For periods prior to the adoption of CECL, loans were evaluated for impairment and may have been classified as impaired when management believed it was probable that the Company would not collect all the contractual interest and principal payments as scheduled in the loan agreement. Under previously applicable GAAP, a specific reserve amount was allocated to the ACL for individual loans that had been classified as impaired based on management's estimate of the fair value of the collateral for collateral dependent loans, an observable market price, or the present value of anticipated future cash flows. The

Union Bankshares, Inc. Page 20

Company accounted for the change in present value attributable to the passage of time in the ACL. Large groups of smaller balance homogeneous loans were collectively evaluated for impairment. Accordingly, the Company did not separately identify individual consumer, real estate or small balance commercial loans for impairment evaluation, unless such loans were subject to a restructuring agreement or had been identified as impaired as part of a larger customer relationship. Based on an evaluation of the Company's historical loss experience on substandard commercial loans, management established the commercial loan threshold for individual impairment evaluation as commercial loan relationships with aggregate balances greater than $500 thousand.

The following table provides information with respect to impaired loans by class of loan as of and for the year ended December 31, 2022, prior to the adoption of CECL:

	December 31, 2022			For The Year Ended December 31, 2022
	Recorded Investment (1)	Principal Balance (1)	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Residential real estate	$190	$200	$21
Commercial real estate	2,068	2,068	9
With an allowance recorded	2,258	2,268	30

Residential real estate	1,283	1,787	—
Construction real estate	58	83	—
Commercial real estate	5,865	6,403	—
Commercial	7	7	—
With no allowance recorded	7,213	8,280	—

Residential real estate	1,473	1,987	21	1,570	101
Construction real estate	58	83	—	116	27
Commercial real estate	7,933	8,471	9	5,822	185
Commercial	7	7	—	8	1
Total	$9,471	$10,548	$30	$7,516	$314
____________________
(1)Does not reflect government guaranties on impaired loans as of December 31, 2022 totaling $423 thousand.

Occasionally, the Company modifies loans to borrowers experiencing financial difficulty by providing interest rate reductions, term extensions, payment deferrals or principal forgiveness. When principal forgiveness is provided, the amount of forgiveness is charged off against the ACL on loans. The following table summarizes loan modifications to borrowers experiencing financial difficulty by loan class, type of modification and the financial effect of the modifications as of and for the three months ended March 31, 2023:

	Interest Rate Reduction
	Amortized Cost Basis	% of Loan Class	Financial Effect
	(Dollars in thousands)
Non-residential commercial real estate	$416	0.15%	Reduced weighted average contractual interest rate from 8.75% to 6.85%
Multi-family residential real estate	449	0.48%	Reduced weighted average contractual interest rate from 9.25% to 7.75%

Union Bankshares, Inc. Page 21

The following table presents the performance of loans as of March 31, 2023 that have been modified in the last twelve months:

March 31, 2023	Current	Past Due 30-89 Days	Past Due 90 Days and Over
	(Dollars in thousands)
Non-residential commercial real estate	$416	$—	$—
Multi-family residential real estate	449	—	—

There were no loans to borrowers experiencing financial difficulty that were modified within the previous twelve months that had subsequently defaulted during the three months ended March 31, 2023. Loans are considered defaulted at 90 days past due.

At March 31, 2023, the Company was not committed to lend any additional funds to borrowers experiencing financial difficulty for which the Company modified the terms of the loans in the form of principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay, or a term extension.

Note 8.  Stock Based Compensation
Under the Union Bankshares, Inc. 2014 Equity Incentive Plan, as amended in May 2022, a total of 150,000 shares of the Company’s common stock have been reserved for equity awards of incentive stock options, nonqualified stock options, restricted stock and RSUs to eligible officers and (except for awards of incentive stock options) nonemployee directors. Shares available for issuance of awards under the 2014 Equity Plan consist of unissued shares of the Company’s common stock and/or shares held in treasury. As of March 31, 2023, there were outstanding grants of RSUs under the 2014 Equity Plan as noted in the table below.

RSUs. Each outstanding RSU represents the right to receive one share of the Company's common stock upon satisfaction of applicable vesting conditions. The general terms of the awards are described in the Company's 2022 Annual Report. Prior to vesting, the RSUs do not earn dividends or dividend equivalents, nor do they bear any voting rights.
The following table summarizes the RSUs awarded to Company executives in 2021, 2022 and 2023, and the number of such RSUs remaining unvested as of March 31, 2023:

	Number of RSUs Granted	Weighted Average Grant Date Fair Value	Number of Unvested RSUs
2021 Award	17,685	$26.73	1,745
2022 Award	15,705	31.99	7,822
2023 Award	19,282	26.90	19,282
Total	52,672		28,849
Unrecognized compensation expense related to the unvested RSUs as of March 31, 2023 and 2022 was $700 thousand and $288 thousand, respectively, and $297 thousand as of December 31, 2022.
On May 18, 2022, the Company's board of directors, as a component of total director compensation, granted an aggregate of 1,323 RSUs to the Company's non-employee directors. Each RSU represents the right to receive one share of the Company's common stock upon satisfaction of applicable vesting conditions. The RSUs will vest in May 2023, subject to continued board service through the vesting date, other than in the case of the director's death or disability. Prior to vesting, the RSUs do not earn dividends or dividend equivalents, nor do they bear any voting rights. Unrecognized director compensation expense related to the unvested RSUs as of March 31, 2023 was $6 thousand.

Note 9. Subordinated Notes
In August 2021, the Company completed the private placement of $16.5 million in aggregate principal amount of fixed-to-floating rate subordinated notes due 2031 (the "Notes") to certain qualified institutional buyers and accredited investors. The Notes initially bear interest, payable semi-annually, at the rate of 3.25% per annum, until September 1, 2026. From and including September 1, 2026, the interest rate applicable to the outstanding principal amount due will reset quarterly to the then current three-month secured overnight financing rate (SOFR) plus 263 basis points. At its option, the Company may redeem the Notes, in whole or in part, beginning with the interest payment date of September 1, 2026 but not generally prior thereto, and on any scheduled interest payment date thereafter. The Notes qualify as Tier 2 capital instruments for the Company under bank holding company regulatory capital guidelines.

Union Bankshares, Inc. Page 22

The Company used the proceeds primarily to provide additional Tier 1 capital support to the Company's wholly-owned subsidiary, Union Bank, to support growth and for other general corporate purposes.
The unamortized issuance costs of the Notes were $287 thousand and $295 thousand at March 31, 2023 and December 31, 2022, respectively. The Company recorded $8 thousand of issuance costs in interest expense for the three months ended March 31, 2023 and 2022. The Notes are presented net of unamortized issuance costs in the consolidated balance sheets.

Note 10. Other Comprehensive Income (Loss)
Accounting principles generally require recognized revenue, expenses, gains and losses be included in net income or loss. Certain changes in assets and liabilities, such as the after tax effect of unrealized gains and losses on investment securities AFS that have not been recorded through an ACL are not reflected in the consolidated statements of income. The cumulative effect of such items, net of tax effect, is reported as a separate component of the equity section of the consolidated balance sheets (Accumulated OCI). OCI, along with net income, comprises the Company's total comprehensive income or loss.

As of the balance sheet dates, the components of Accumulated OCI, net of tax, were:

	March 31, 2023	December 31, 2022
	(Dollars in thousands)
Net unrealized losses on investment securities AFS	$(33,514)	$(37,419)

The following tables disclose the tax effects allocated to each component of OCI for the three months ended March 31:

	Three Months Ended
	March 31, 2023			March 31, 2022
	Before-Tax Amount	Tax Expense	Net-of-Tax Amount	Before-Tax Amount	Tax Benefit/Expense	Net-of-Tax Amount
Investment securities AFS:	(Dollars in thousands)
Net unrealized holding gains (losses) arising during the period on investment securities AFS	$4,943	$(1,038)	$3,905	$(20,067)	$4,214	$(15,853)
Reclassification adjustment for net gains on investment securities AFS realized in net income	—	—	—	(26)	5	(21)
Total other comprehensive income (loss)	$4,943	$(1,038)	$3,905	$(20,093)	$4,219	$(15,874)

The following table discloses information concerning reclassification adjustments from OCI for the three months ended March 31, 2023 and 2022:

	Three Months Ended
Reclassification Adjustment Description	March 31, 2023	March 31, 2022	Affected Line Item in Consolidated Statement of Income
	(Dollars in thousands)
Investment securities AFS:
Net gains on investment securities AFS	—	(26)	Net gains on sales of investment securities available-for-sale
Tax expense	—	5	Provision for income taxes
Total reclassifications	$—	$(21)	Net income

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

Union Bankshares, Inc. Page 23

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
Assets measured at fair value on a recurring basis at March 31, 2023 and December 31, 2022, segregated by fair value hierarchy level, are summarized below:

	Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2023:	(Dollars in thousands)
Debt securities AFS:
U.S. Government-sponsored enterprises	$39,714	$2,615	$37,099	$—
Agency mortgage-backed	163,638	—	163,638	—
State and political subdivisions	65,933	—	65,933	—
Corporate	6,132	—	6,132	—
Total debt securities	$275,417	$2,615	$272,802	$—

Other investments:
Mutual funds	$1,350	$1,350	$—	$—

December 31, 2022:
Debt securities AFS:
U.S. Government-sponsored enterprises	$39,245	$2,551	$36,694	$—
Agency mortgage-backed	164,432	—	164,432	—
State and political subdivisions	40,466	—	40,466	—
Corporate	6,124	—	6,124	—
Total debt securities	$250,267	$2,551	$247,716	$—

Other investments:
Mutual funds	$1,264	$1,264	$—	$—
There were no transfers in or out of Levels 1 and 2 during the three months ended March 31, 2023 or the year ended December 31, 2022, nor were there any Level 3 assets at any time during these periods. Certain other assets and liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Assets and liabilities measured at fair value on a nonrecurring basis in periods after initial recognition, such as collateral dependent individually evaluated loans, MSRs and OREO, were not considered material at March 31, 2023 or December 31, 2022. The Company has

Union Bankshares, Inc. Page 24

not elected to apply the fair value method to any financial assets or liabilities other than those situations where other accounting pronouncements require fair value measurements.

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

As of the balance sheet dates, the estimated fair values and related carrying amounts of the Company's significant financial instruments were as follows:

	March 31, 2023
	Fair Value Measurements
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$21,819	$21,819	$21,819	$—	$—
Interest bearing deposits in banks	16,428	16,428	—	16,428	—
Investment securities	276,767	276,767	3,965	272,802	—
Loans held for sale	2,849	2,893	—	2,893	—
Loans, net
Residential real estate	356,465	322,577	—	—	322,577
Construction real estate	105,456	103,544	—	—	103,544
Commercial real estate	370,432	353,857	—	—	353,857
Commercial	41,243	38,632	—	—	38,632
Consumer	2,371	2,321	—	—	2,321
Municipal	90,866	89,267	—	—	89,267
Accrued interest receivable	4,178	4,178	—	1,065	3,113
Nonmarketable equity securities	2,681	N/A	N/A	N/A	N/A
Financial liabilities
Deposits
Noninterest bearing	$262,488	$262,488	$262,488	$—	$—
Interest bearing	709,401	709,401	709,401	—	—
Time	254,089	250,567	—	250,567	—
Borrowed funds
Short-term	45,000	44,970	—	44,970	—
Long-term	106	106	—	106	—
Subordinated notes	16,213	16,506	—	16,506	—
Accrued interest payable	396	396	—	396	—

Union Bankshares, Inc. Page 25

	December 31, 2022
	Fair Value Measurements
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$37,885	$37,885	$37,885	$—	$—
Interest bearing deposits in banks	16,428	16,428	—	16,428	—
Investment securities	251,531	251,531	3,815	247,716	—
Loans held for sale	1,178	1,202	—	1,202	—
Loans, net
Residential real estate	350,507	319,066	—	—	319,066
Construction real estate	95,723	94,231	—	—	94,231
Commercial real estate	373,990	358,897	—	—	358,897
Commercial	40,729	38,588	—	—	38,588
Consumer	2,197	2,161	—	—	2,161
Municipal	88,008	86,306	—	—	86,306
Accrued interest receivable	4,163	4,163	—	1,014	3,149
Nonmarketable equity securities	2,816	N/A	N/A	N/A	N/A
Financial liabilities
Deposits
Noninterest bearing	$286,145	$286,145	$286,145	$—	$—
Interest bearing	762,722	762,722	762,722	—	—
Time	153,045	149,166	—	149,166	—
Short-term borrowed funds	50,000	49,997	—	49,997	—
Subordinated notes	16,205	14,037	—	14,037	—
Accrued interest payable	354	354	—	354	—
The carrying amounts in the preceding tables are included in the consolidated balance sheets under the applicable captions. Accrued interest receivable and nonmarketable equity securities are included in Other assets in the consolidated balance sheets.

Note 12. Subsequent Events
Subsequent events represent events or transactions occurring after the balance sheet date but before the financial statements are issued. Financial statements are considered “issued” when they are widely distributed to shareholders and others for general use and reliance in a form and format that complies with GAAP. Events occurring subsequent to March 31, 2023 have been evaluated as to their potential impact to the consolidated financial statements.
On April 19, 2023, the Company declared a regular quarterly cash dividend of $0.36 per share, payable May 4, 2023, to stockholders of record on April 29, 2023.

Union Bankshares, Inc. Page 26

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
GENERAL
The following discussion and analysis focuses on those factors that, in management's view, had a material effect on the financial position of the Company as of March 31, 2023 and December 31, 2022, and its results of operations for the three months ended March 31, 2023 and 2022. This discussion is being presented to provide a narrative explanation of the consolidated financial statements and should be read in conjunction with the consolidated financial statements and related notes and with other financial data appearing elsewhere in this filing and with the Company's 2022 Annual Report. In the opinion of the Company's management, the interim unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments and disclosures necessary to fairly present the Company's consolidated financial position and results of operations for the interim periods presented. Management is not aware of the occurrence of any events after March 31, 2023 which would materially affect the information presented.
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
Forward-looking statements are based on the current assumptions underlying the statements and other information with respect to the beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions of management and the financial condition, results of operations, future performance and business are only expectations of future results. Although the Company believes that the expectations reflected in the Company’s forward-looking statements are reasonable when made, the Company’s actual results could differ materially from those projected in the forward-looking statements as a result of, among other factors, changes in interest rates; competitive pressures from other financial institutions; general economic conditions on a national basis or in the local markets in which the Company operates; eroding public confidence in the banking system; changes in consumer behavior due to changing political, business and economic conditions, including concerns about inflation, or legislative or regulatory initiatives; changes in the value of securities and other assets in the Company’s investment portfolio; increases in loan and lease default and charge-off rates; the adequacy of the ACL; decreases in deposit levels that necessitate increases in borrowing to fund loans and investments; operational risks including, but not limited to, cybersecurity incidents, fraud, natural disasters and future pandemics; changes in regulation, war, terrorism, civil unrest; changes in economic assumptions and adverse economic developments; the risk that goodwill and intangibles recorded in the Company’s financial statements will become impaired; changes in assumptions used in making such forward-looking statements; and the other risks and uncertainties detailed in the Company’s 2022 Annual Report.
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

Union Bankshares, Inc. Page 27

measures are useful in evaluating the Company’s financial performance and facilitate comparisons with the performance of other financial institutions. However, that information should be considered supplemental in nature and not as a substitute for related financial information prepared in accordance with GAAP.

CRITICAL ACCOUNTING POLICIES
The Company has established various accounting policies which govern the application of GAAP in the preparation of the Company's consolidated financial statements. Certain accounting policies involve significant judgments and assumptions by management which have a material impact on the reported amount of assets, liabilities, capital, revenues and expenses and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The SEC has defined a company's critical accounting policies as the ones that are most important to the portrayal of the company's financial condition and results of operations, and which require management to make its most difficult and subjective judgments, often as a result of the need to make estimates on matters that are inherently uncertain. Based on this definition, management has identified the accounting policies and judgments most critical to the Company. They include establishing the amount of ACL and valuing our intangible assets. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ from estimates and have a material impact on the carrying value of assets, liabilities, or capital, and/or the results of operations of the Company.
Please refer to the Company's 2022 Annual Report and the Summary of Significant Accounting Policies in Note 1 to the unaudited consolidated financial statements contained in this report for a more in-depth discussion of the Company's critical accounting policies and adoption of CECL. There have been no changes to the Company's critical accounting policies, other than those described in Note 1 since the filing of the 2022 Annual Report.

OVERVIEW
During the first quarter of 2023, the banking industry experienced significant volatility with three high-profile bank failures and industry wide concerns related to liquidity, deposit outflows, unrealized securities losses and eroding consumer confidence in the banking system. Despite these negative industry developments, the Company’s liquidity position and balance sheet remains robust. The Company’s total deposits, not including purchased brokered deposits, decreased by 4.4% as compared to December 31, 2022, to $1.1 billion at March 31, 2023 as we experienced minimal deposit outflow in the first quarter, primarily due to the seasonal fluctuation in municipal deposit accounts. The Company also took a number of preemptive actions, which included pro-active outreach to clients regarding FDIC insurance coverage for their deposits in response to these recent developments. Furthermore, the Company remains well capitalized with Common Equity Tier 1 and Total Capital ratios of 10.80% and 13.69%, respectively, as of March 31, 2023.
Concerns over interest rate levels, energy prices, domestic and global policy issues, trade policy in the U.S. and geopolitical events, as well as the implications of those events on the markets in general, add to the global uncertainty. There is also a risk that interest rate increases to fight inflation could lead to a recession. Interest rate levels and energy prices, in combination with global economic conditions, fiscal and monetary policy and the level of regulatory and government scrutiny of financial institutions will continue to impact our results in 2023 and beyond.
Consolidated net income increased $495 thousand, or 19.9%, to $3.0 million for the first quarter of 2023 compared to $2.5 million for the first quarter of 2022 due to the combined effects of increases of $1.0 million in net interest income and $55 thousand in noninterest income, partially offset by increases of $74 thousand in credit loss expense, $461 thousand in noninterest expenses, and $37 thousand in income tax expense.
At March 31, 2023, the Company had total consolidated assets of $1.36 billion, including gross loans and loans held for sale (total loans) of $975.3 million, deposits of $1.23 billion, borrowed funds of $45.1 million, subordinated debt of $16.2 million and stockholders' equity of $60.6 million.
The Company's total capital increased to $60.6 million at March 31, 2023 from $55.2 million at December 31, 2022. This increase primarily reflects a decrease of $3.9 million in accumulated other comprehensive loss and net income of $3.0 million partially offset by regular cash dividends declared of $1.6 million, for the first three months of 2023. (See Capital Resources on page 43.) These changes also resulted in an increase in the Company's book value per share to $13.44 at March 31, 2023 from $12.25 as of December 31, 2022.
Return on average assets is a financial metric often utilized as an indicator of a financial institution's performance. The Company's return on average assets increased 8 bps for the three months ended March 31, 2023 compared to the same period in 2022, primarily due to an increase in net income of $495 thousand between periods.

Union Bankshares, Inc. Page 28

The following unaudited per share information and key ratios depict several measurements of performance or financial condition at or for the three months ended March 31, 2023 and 2022, respectively:

	Three Months Ended or At March 31,
	2023	2022
Return on average assets (1)	0.89%	0.81%
Return on average equity (1)	20.90%	12.38%
Net interest margin (1)(2)	3.14%	3.17%
Efficiency ratio (3)	70.46%	73.08%
Net interest spread (4)	2.84%	3.08%
Loan to deposit ratio	79.55%	73.17%
Net loan charge-offs to average loans not held for sale (1)	—%	—%
ACL on loans to loans not held for sale	0.71%	1.01%
Nonperforming assets to total assets (5)	0.17%	0.38%
Equity to assets	4.45%	5.63%
Total capital to risk weighted assets	13.69%	14.84%
Book value per share	$13.44	$15.45
Basic earnings per share	$0.66	$0.55
Diluted earnings per share	$0.66	$0.55
Dividends paid per share	$0.36	$0.35
Dividend payout ratio (6)	54.55%	63.64%
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
Interest earned on average earning assets for the three months ended March 31, 2023 was $13.0 million compared to $9.7 million for the three months ended March 31, 2022, an increase of $3.3 million, or 34.1%. The increase is due to an increase in average earning assets of $150.0 million and to a lesser extent an increase in the average yields of 65 bps. The average yield on average earning assets was 4.09% for the three months ended March 31, 2023 compared to 3.44% for the three months ended March 31, 2022.
The average yield on federal funds sold and overnight deposits increased 263 bps between the three month comparison periods due to an increase in the interest rate being paid by the Federal Reserve on balances maintained in Union's master account at the FRB. The interest rate is set by the FRB Board of Governors and was set at 4.40% on January 1, 2023 and increased to 4.90% throughout the quarter ended March 31, 2023 compared to 0.15% on January 1, 2022, increasing to 0.40% throughout the quarter ended March 31, 2022. Interest income on investment securities increased $393 thousand between the three month comparison periods due to an increase in the average balances of $23.3 million, and an increase of 42 bps in the average yield.
Interest income on loans increased $2.7 million between the three month comparison periods due to an increase in the average volume of loans outstanding of $157.5 million and an increase of 45 bps in the average yield. The average volume of loans

Union Bankshares, Inc. Page 29

increased between the three month comparisons due to strong loan demand in the markets the Company serves as well as retaining higher volumes of residential loans on the Company's balance sheet. The increase in interest rates has also contributed to higher yields in the Company's loan portfolio.
Average interest bearing deposit balances increased $107.1 million between the three month comparison periods due to overall growth of the Company and the utilization of $63.0 million in average brokered deposits included in time deposits as of March 31, 2023. The average rate paid on interest bearing liabilities increased 89 bps to 1.25% for the first quarter of 2023 compared to 0.36% for the first quarter of 2022. Interest expense increased $2.3 million, to $3.1 million for the three months ended March 31, 2023 compared to $763 thousand for the three months ended March 31, 2022. Higher rates paid on customer deposit accounts and utilization of higher cost funding of brokered deposits and advances from the FHLB were drivers of the increase in interest expense.
The average balance in interest bearing checking accounts increased $34.3 million, or 12.27%, to $314.2 million for the three months ended March 31, 2023 compared to $279.8 million for the three months ended March 31, 2022. The increase in the average balance was primarily attributable to an increase in municipal deposit accounts between the three month comparison periods as well as growth in consumer and business checking accounts. The $357 thousand increase in interest expense for interest bearing checking accounts was primarily driven by the 43 bps increase in the rates paid on the deposit accounts and to a lesser extent the increase in average balances.
Several banks, including Union, offered higher rate paying time deposit specials to retain existing customer deposits and gain new deposit dollars. In offering these specials, Union was able to attract new deposit dollars but primarily saw a shift of funds from savings and money market accounts, and other non-maturity deposits, into time deposits specials. Interest expense on time deposits increased $1.1 million due to increases in the average volume of $89.4 million and 212 bps in the average rate paid during the first quarter of 2023 compared to the same period in 2022. Several time deposit specials have been offered since August of 2022, the most recent of which offers an APY of 4.25%, for new money not already on deposit with Union, for a term of 12 months. Despite a decrease of $16.6 million in the average balance of savings/money market accounts, interest expense increased $342 thousand between the three month comparison periods due to an increase of 34 bps in the average rate paid.
The net interest spread decreased 24 bps to 2.84% for the first quarter of 2023, from 3.08% for the same period last year, reflecting the net effect of the 89 bps increase in the average rate paid on interest bearing liabilities offset by the 65 bps increase in the average yield earned on interest earning assets between periods. The net interest margin decreased 3 bps during the first quarter of 2023 compared to the same period last year as a result of the changes discussed above.

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

	Three Months Ended March 31,
	2023			2022
	Average Balance (1)	Interest Earned/ Paid	Average Yield/ Rate	Average Balance (1)	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Average Assets:
Federal funds sold and overnight deposits	$15,008	$104	2.78%	$51,148	$19	0.15%
Interest bearing deposits in banks	17,122	107	2.52%	13,356	33	1.01%
Investment securities (2), (3)	310,293	1,587	2.15%	287,014	1,194	1.73%
Loans, net (2), (4)	962,525	11,205	4.75%	805,074	8,474	4.30%
Nonmarketable equity securities	2,579	41	6.49%	894	6	2.48%
Total interest earning assets (2)	1,307,527	13,044	4.09%	1,157,486	9,726	3.44%
Cash and due from banks	4,639			4,693
Premises and equipment	20,406			21,517
Other assets	9,587			35,978
Total assets	$1,342,159			$1,219,674
Average Liabilities and Stockholders' Equity:
Interest bearing checking accounts	$314,156	506	0.65%	$279,817	149	0.22%
Savings/money market accounts	428,438	696	0.66%	445,038	354	0.32%
Time deposits	195,772	1,241	2.57%	106,369	118	0.45%
Borrowed funds and other liabilities	41,532	484	4.66%	—	—	—%
Subordinated notes	16,209	142	3.56%	16,175	142	3.55%
Total interest bearing liabilities	996,107	3,069	1.25%	847,399	763	0.36%
Noninterest bearing deposits	273,971			281,367
Other liabilities	15,096			10,688
Total liabilities	1,285,174			1,139,454
Stockholders' equity	56,985			80,220
Total liabilities and stockholders’ equity	$1,342,159			$1,219,674
Net interest income		$9,975			$8,963
Net interest spread (2)			2.84%			3.08%
Net interest margin (2)			3.14%			3.17%

__________________
(1)Average balances are calculated based on a daily averaging method.
(2)Average yields reported on a tax equivalent basis using a marginal federal corporate income tax rate of 21%.
(3)Average balances of investment securities are calculated on the amortized cost basis and include nonaccrual securities, if applicable.
(4)Includes loans held for sale as well as nonaccrual loans, unamortized costs and unamortized premiums and is net of the ACL on loans.

Union Bankshares, Inc. Page 31

Tax exempt interest income amounted to $832 thousand and $502 thousand for the three months ended March 31, 2023 and 2022, respectively. The following table presents the effect of tax exempt income on the calculation of net interest income, using a marginal federal corporate income tax rate of 21% for the 2023 and 2022 three month comparison periods:

	For the Three Months Ended March 31,
	2023	2022
	(Dollars in thousands)
Net interest income, as presented	$9,975	$8,963
Effect of tax-exempt interest
Investment securities	78	49
Loans	80	62
Net interest income, tax equivalent	$10,133	$9,074

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
•changes in rate (change in rate multiplied by prior volume); and
•total change in rate and volume.

Changes attributable to both rate and volume have been allocated proportionately to the change due to volume and the change due to rate.

	Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022 Increase/(Decrease) Due to Change In
	Volume	Rate	Net
	(Dollars in thousands)
Interest earning assets:
Federal funds sold and overnight deposits	$(22)	$107	$85
Interest bearing deposits in banks	11	63	74
Investment securities	93	300	393
Loans, net	1,774	957	2,731
Nonmarketable equity securities	18	17	35
Total interest earning assets	$1,874	$1,444	$3,318
Interest bearing liabilities:
Interest bearing checking accounts	$19	$338	$357
Savings/money market accounts	(13)	355	342
Time deposits	168	955	1,123
Borrowed funds	484	—	484
Subordinated notes	—	—	—
Total interest bearing liabilities	$658	$1,648	$2,306
Net change in net interest income	$1,216	$(204)	$1,012

Credit Loss Expense. The Company adopted ASU No. 2016-13 to account for the ACL, effective January 1, 2023. As such, ACL and credit loss expense as of and for the three months ended March 31, 2023 were accounted for in accordance with the ASU. In accordance with previously applicable GAAP, the ACL and credit loss expense as of and for the three months ended March 31, 2022 were accounted for under the incurred loss methodology. Refer to Note 1, Summary of Significant Accounting Policies for a description of the Company's accounting policies for the ACL.

Union Bankshares, Inc. Page 32

Credit loss expense was made up of the following components for the following periods:

	For the Three Months Ended March 31,
	2023 (CECL)	2022 (Incurred Loss)
	(Dollars in thousands)
Credit loss expense for loans	$90	$—
Credit loss benefit for off-balance sheet credit exposures	(16)	—
Credit loss expense, net	$74	$—

Noninterest Income. The following table sets forth the components of noninterest income and changes between the three month comparison periods of 2023 and 2022:

	For The Three Months Ended March 31,
	2023	2022	$ Variance	% Variance
	(Dollars in thousands)
Wealth management income	$211	$209	$2	1.0
Service fees	1,694	1,635	59	3.6
Net gains on sales of loans held for sale	194	14	180	1,285.7
Income from Company-owned life insurance	107	182	(75)	(41.2)
Other income	33	82	(49)	(59.8)
Net gains on other investments	46	82	(36)	(43.9)
Net gains on sales of investment securities AFS	—	26	(26)	(100.0)
Total noninterest income	$2,285	$2,230	$55	2.5

The significant changes in noninterest income for the three months ended March 31, 2023 compared to the same period of 2022 are described below:
•Service fees. Service fees increased $59 thousand for the three months ended March 31, 2023, compared to the same period in 2022 primarily due to increases of $8 thousand in overdraft fee income, $18 thousand in loan servicing fee income, and $30 thousand in ATM network fees.
•Net gains on sales of loans held for sale. Residential mortgage loans totaling $11.8 million were sold during the three months ended March 31, 2023, compared to sales of $16.4 million during the same period in 2022. The increase of $180 thousand in net gains on sales of loans held for sale despite lower sales volume for the three months ended March 31, 2023 compared to the same period in 2022, reflects higher premiums obtained on sales in 2023 and $31 thousand of recapture on gains from 2021 recorded for the three months ended March 31, 2022 that did not occur in 2023.
•Income from Company-owned life insurance. Death benefit proceeds of $77 thousand were received in the first quarter of 2022 that did not repeat in 2023.
•Other income. The Company received $44 thousand in prepayment penalties for the three months ended March 31, 2022 that did not repeat for the same period in 2023.
•Net gains on other investments. Participants in the 2020 Amended and Restated Nonqualified Excess Plan elect to defer receipt of current compensation from the Company or its subsidiary and select designated reference investments consisting of investment funds. The performance of those funds, over which the Company has no control, resulted in net gains of $46 thousand and $82 thousand for the three months ended March 31, 2023 and March 31, 2022, respectively.

Union Bankshares, Inc. Page 33

Noninterest Expense. The following table sets forth the components of noninterest expense and changes between the three month comparison periods ended March 31, 2023 and 2022:

	For The Three Months Ended March 31,
	2023	2022	$ Variance	% Variance
	(Dollars in thousands)
Salaries and wages	$3,502	$3,410	$92	2.7
Employee benefits	1,377	1,305	72	5.5
Occupancy expense, net	578	527	51	9.7
Equipment expense	897	916	(19)	(2.1)
Professional fees	269	216	53	24.5
FDIC insurance assessment	184	127	57	44.9
Advertising and public relations	143	108	35	32.4
Vermont franchise tax	289	261	28	10.7
Amortization of MSRs, net	124	175	(51)	(29.1)
ATM and debit card expense	273	203	70	34.5
Board related expenses	114	135	(21)	(15.6)
Other expenses	1,000	906	94	10.4
Total noninterest expense	$8,750	$8,289	$461	5.6

The significant changes in noninterest expense for the three months ended March 31, 2023 compared to the same periods in 2022 are described below:
•Salaries and wages. Salaries and wages increased $92 thousand for the three months ended March 31, 2023 compared to the same period in 2022 primarily due to annual salary adjustments for the 2023 fiscal year. Wage pressures ensued for most of 2022 as employees, current and new hires, sought higher wages to offset inflationary pressures.
•Employee benefits. Employee benefit expense increased $72 thousand for the three months ended March 31, 2023 compared to the same period in 2022 due to an increase of $184 thousand in premium expense for the Company's medical and dental plans between periods, partially offset by decreases of $24 thousand in payroll taxes, $26 thousand in retirement plan contributions, and $63 thousand in employee benefits related to the Company's deferred compensation plans.
•Occupancy expense, net. The increase in occupancy expense for the three month comparison periods is due to increases in utilities and repair and maintenance expenses. Also, lease expense increased $27 thousand primarily due to a new lease for a full service branch location in North Conway, NH.
•Professional fees. Professional fees increased $53 thousand for the three months ended March 31, 2023 compared to the same period in 2022 due to annual increases in engagement fees and payment for additional tax consulting services and internal audit expenses.
•FDIC insurance assessment. The FDIC insurance assessment increased $57 thousand during the comparison periods primarily due to overall growth in net assets.
•Advertising and public relations. The increase in advertising and public relations costs primarily related to advertising campaigns and product specific advertising in 2023 that did not occur in 2022.
•Vermont franchise tax. The increase in expense between the three month comparison periods is due to the increase in average deposit balances for customer accounts allocated to Vermont.
•Amortization from MSRs, net. Income from MSRs is derived from servicing rights acquired through the sale of loans where servicing is retained. Capitalized servicing rights are initially recorded at fair value and amortized in proportion to, and over the period of, the estimated future servicing period of the underlying mortgages. The amortization of MSRs exceeded new capitalized MSRs which resulted in net expense of $124 thousand and $175 thousand, for the three months ended March 31, 2023 and 2022, respectively.
•ATM and debit card expenses. The increase between comparison periods relates to increases in the volume of ATM and debit card transactions and new card issuance costs.

Union Bankshares, Inc. Page 34

Provision for Income Taxes. The Company has provided for current and deferred federal income taxes for the three months ended March 31, 2023 and 2022. The Company's net provision for income taxes was $459 thousand for the three months ended March 31, 2023 compared to $422 thousand for the same period in 2022. The Company's effective federal corporate income tax rate was 14.3% for the three months ended March 31, 2023 compared to 14.7% for the same period in 2022.
Amortization expense related to limited partnership investments is included as a component of tax expense and amounted to $331 thousand for the three months ended March 31, 2023 and $256 thousand for the same period in 2022. These investments provide tax benefits, including tax credits. Low income housing and rehabilitation tax credits with respect to limited partnership investments are also included as a component of income tax expense and amounted to $347 thousand for the three months ended March 31, 2023 and $251 thousand for the three months ended March 31, 2022.

FINANCIAL CONDITION
At March 31, 2023, the Company had total consolidated assets of $1.36 billion, including gross loans and loans held for sale (total loans) of $975.3 million, investment securities AFS of $275.4 million, deposits of $1.23 billion, borrowed funds of $45.1 million, subordinated notes of $16.2 million and stockholders' equity of $60.6 million. The Company’s total assets at March 31, 2023 increased $25.6 million, or 1.9%, from $1.34 billion at December 31, 2022, and increased $128.5 million, or 10.4%, compared to March 31, 2022.
Net loans and loans held for sale increased $17.4 million, or 1.8%, to $969.7 million, representing 71.2% of total assets at March 31, 2023, compared to $952.3 million, or 71.3% of total assets at December 31, 2022. (See Loans Held for Sale and Loan Portfolio below.)
Total deposits increased $24.1 million, or 2.0%, to $1.23 billion at March 31, 2023, from $1.20 billion at December 31, 2022. There was an increase in time deposits of $101.0 million, or 66.0%, which was partially offset by decreases in noninterest bearing deposits of $23.7 million, or 8.3%, and interest bearing deposits of $53.3 million, or 7.0%. (See average balances and rates in the Yields Earned and Rates Paid table on page 31.)
Borrowed funds, which consist of FHLB advances, were $45.1 million and $50.0 million at March 31, 2023 and December 31, 2022, respectively. (See Borrowings on page 41.)
Stockholders’ equity increased from $55.2 million at December 31, 2022 to $60.6 million at March 31, 2023, reflecting a decrease of $3.9 million in accumulated other comprehensive loss due to an increase in the fair market value of the Company's AFS investment securities, net income of $3.0 million for the first three months of 2023, an increase of $113 thousand from stock based compensation, a $37 thousand increase from the impact of adoption of ASU No. 2016-13 and a $23 thousand increase due to the issuance of common stock under the DRIP. These increases were partially offset by cash dividends declared of $1.6 million and stock repurchases of $60 thousand during the three months ended March 31, 2023. (See Capital Resources on page 43.)
Loans Held for Sale and Loan Portfolio. Total loans (including loans held for sale) increased $15.9 million, or 1.7%, to $975.3 million, representing 71.6% of assets at March 31, 2023, from $959.3 million, representing 71.8% of assets at December 31, 2022. The total loan portfolio at March 31, 2023 increased $145.3 million compared to the March 31, 2022 level of $830.0 million, which represented 67.3% of assets. The Company’s loans consist primarily of adjustable-rate and fixed-rate mortgage loans secured by one-to-four family, multi-family residential or commercial real estate. Real estate secured loans represented $840.5 million, or 86.2% of total loans at March 31, 2023 and $828.2 million, or 86.3% of total loans at December 31, 2022. Changes in the Company's loan portfolio from December 31, 2022 (see table below) resulted primarily from an increase in the volume of construction, residential, and municipal loans originated, partially offset by a decrease in the commercial real estate portfolio.

Union Bankshares, Inc. Page 35

The composition of the Company's loan portfolio, including loans held for sale, as of March 31, 2023 and December 31, 2022 was as follows:

	March 31, 2023		December 31, 2022
Loan Class	Amount	Percent	Amount	Percent
Residential real estate	(Dollars in thousands)
Non-revolving residential real estate	$341,880	35.1	$335,470	35.0
Revolving residential real estate	16,299	1.7	16,963	1.8
Construction real estate
Commercial construction real estate	60,847	6.2	56,501	5.9
Residential construction real estate	46,320	4.8	40,119	4.2
Commercial real estate
Non-residential commercial real estate	278,366	28.5	282,397	29.4
Multi-family residential real estate	93,953	9.6	95,550	9.9
Commercial	41,553	4.3	40,973	4.3
Consumer	2,373	0.2	2,204	0.2
Municipal	90,818	9.3	87,980	9.2
Loans held for sale	2,849	0.3	1,178	0.1
Total loans	975,258	100.0	959,335	100.0
ACL on loans	(6,934)		(8,339)
Unamortized net loan costs	1,358		1,336
Net loans and loans held for sale	$969,682		$952,332
The Company originates and sells qualified residential mortgage loans in various secondary market avenues to mitigate long-term interest rate risk and generate fee income, with a majority of sales made to the FHLMC/Freddie Mac, generally with servicing rights retained. At March 31, 2023, the Company serviced a $994.2 million residential real estate mortgage portfolio, of which $2.8 million was held for sale and approximately $633.2 million of which was serviced for unaffiliated third parties.
The Company sold $11.8 million of qualified residential real estate loans to the secondary market during the first three months of 2023 compared to sales of $16.4 million during the first three months of 2022. Residential mortgage loan origination activity continued to be relatively stable during the first quarter of 2023. Despite low housing inventory and rising interest rates, purchase activity in the Company's markets continues to be stable with an increase in construction loan activity. The Company originates and sells FHA, VA, and RD residential mortgage loans, and also has an Unconditional Direct Endorsement Approval from HUD which allows the Company to approve FHA loans originated in any of its Vermont or New Hampshire markets without needing prior HUD underwriting approval. The Company sells FHA, VA and RD loans as originated with servicing released. Some of the government backed loans qualify for zero down payments without geographic or income restrictions. These loan products increase the Company's ability to serve the borrowing needs of residents in the communities served, including low and moderate income borrowers, while the loan sales and government guaranty mitigate the Company's exposure to credit risk.
The Company also originates commercial real estate and commercial loans under various SBA, USDA and State sponsored programs which provide a government agency guaranty for a portion of the loan amount. There was $3.1 million guaranteed under these various programs at March 31, 2023 on an aggregate balance of $4.2 million in subject loans. The Company occasionally sells the guaranteed portion of a loan to other financial institutions and retains servicing rights, which generates fee income. There were no commercial loans sold in the first three months of 2023 and 2022. The Company recognizes gains and losses on the sale of the principal portion of these loans as they occur.
The Company serviced $28.0 million of commercial and commercial real estate loans for unaffiliated third parties as of March 31, 2023. This included $26.9 million of commercial or commercial real estate loans the Company originated and participated out to other financial institutions. These loans were participated in the ordinary course of business on a nonrecourse basis, for liquidity or credit concentration management purposes.
The Company capitalizes MSRs for all loans sold with servicing retained. The unamortized balance of MSRs on loans sold with servicing retained was $1.9 million at March 31, 2023, with an estimated market value in excess of the carrying value as of such date. Management periodically evaluates and measures the servicing assets for impairment.

Union Bankshares, Inc. Page 36

Qualifying residential first mortgage loans and certain commercial real estate loans with a carrying value of $265.8 million were pledged as collateral for borrowings from the FHLB under a blanket lien at March 31, 2023.

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
Repossessed assets, nonaccrual loans, and loans that are 90 days or more past due are considered to be nonperforming assets. The following table details the composition of the Company's nonperforming assets and amounts utilized to calculate certain asset quality ratios monitored by the Company's management as of the balance sheet dates and March 31, 2022:

	March 31, 2023	December 31, 2022	March 31, 2022
	(Dollars in thousands)
Nonaccrual loans	$2,174	$2,211	$4,405
Loans past due 90 days or more and still accruing interest	175	186	229
Total nonperforming assets	$2,349	$2,397	$4,634

Guarantees of U.S. or state government agencies on the above nonperforming loans	$76	$76	$177
TDR loans	$—	$1,710	$2,181
ACL on loans	$6,934	$8,339	$8,336
Net recoveries	$—	$(3)	$—
Total loans outstanding	$975,258	$959,335	$829,956
Total average loans outstanding	$962,525	$875,528	$805,074

Union Bankshares, Inc. Page 37

The following table shows trends of certain asset quality ratios monitored by the Company's management as of the balance sheet dates and March 31, 2022:

	March 31, 2023	December 31, 2022	March 31, 2022
	(Dollars in thousands)
ACL on loans to total loans outstanding	0.71%	0.87%	1.00%
ACL on loans to nonperforming loans	295.19%	347.89%	179.89%
ACL on loans to nonaccrual loans	318.95%	377.16%	189.24%
Nonperforming loans to total loans	0.24%	0.25%	0.56%
Nonperforming assets to total assets	0.17%	0.18%	0.38%
Nonaccrual loans to total loans	0.22%	0.23%	0.53%
Delinquent loans (30 days to nonaccruing) to total loans	0.36%	0.57%	0.75%
Net (recoveries) charge-offs to total average loans (annualized)	—%	—%	—%
Residential real estate	—%	—%	—%
Net (recoveries) charge-offs	$—	$—	$—
Total average loans	$354,114	$304,778	$266,089
Construction real estate	—%	—%	—%
Net (recoveries) charge-offs	$—	$—	$—
Total average loans	$92,065	$67,272	$54,370
Commercial real estate	—%	—%	—%
Net (recoveries) charge-offs	$—	$—	$—
Total average loans	$384,590	$373,657	$356,548
Commercial	—%	—%	—%
Net (recoveries) charge-offs	$—	$(1)	$—
Total average loans	$40,601	$43,710	$46,275
Consumer	—%	(0.09)%	—%
Net (recoveries) charge-offs	$—	$(2)	$—
Total average loans	$2,235	$2,262	$2,333
Municipal	—%	—%	—%
Net (recoveries) charge-offs	$—	$—	$—
Total average loans	$88,920	$83,849	$79,459

There was one residential real estate loan totaling $40 thousand in process of foreclosure at March 31, 2023 and one residential real estate loan totaling $28 thousand in process of foreclosure at December 31, 2022. The aggregate interest income not recognized on nonaccrual loans approximated $98 thousand as of March 31, 2023 and $59 thousand as of December 31, 2022.
The Company had loans rated substandard that were on performing status totaling $1.3 million at March 31, 2023 and December 31, 2022. In management's view, substandard loans represent a higher degree of risk of becoming nonperforming loans in the future.
Allowance for Credit Losses on Loans. Some of the Company’s loan customers ultimately do not make all of their contractually scheduled payments, requiring the Company to charge off a portion or all of the remaining principal balance due. The Company maintains an ACL to absorb such losses. The level of the ACL on loans at March 31, 2023 represents management's estimate of expected credit losses over the expected life of the loans at the balance sheet date. The Company's policy and methodologies for establishing the ACL on loans for the 2022 comparison period presented are described in the Company's 2022 Annual Report and the Summary of Significant Accounting Policies in Note 1 to the unaudited interim financial statements included in this report describes the Company's policy and methodologies related to the adoption of CECL as of January 1, 2023 and for the first three months of 2023. The Company's ACL on loans was $6.9 million and $8.3 million at March 31, 2023 and December 31, 2022, respectively.

Union Bankshares, Inc. Page 38

The following table reflects activity in the ACL on loans for the three months ended March 31, 2023 and 2022:

	For the Three Months Ended March 31,
	2023	2022
	(Dollars in thousands)
Balance at beginning of period	$8,339	$8,336
Impact of adoption of ASU No. 2016-13	(1,495)	—
Charge-offs	—	(1)
Recoveries	—	1
Net recoveries (charge-offs)	—	—
Credit loss expense	90	—
Balance at end of period	$6,934	$8,336
The following table (net of loans held for sale) shows the internal breakdown by risk component of the Company's ACL on loans and the percentage of loans in each category to total loans in the respective portfolios at the dates indicated:

	March 31, 2023		December 31, 2022
	Amount	Percent	Amount	Percent
Residential real estate	(Dollars in thousands)
Non-revolving residential real estate	$2,071	35.2	$2,294	35.0
Revolving residential real estate	143	1.7	123	1.8
Construction real estate
Commercial construction real estate	1,713	6.2	611	5.9
Residential construction real estate	148	4.8	421	4.2
Commercial real estate
Non-residential commercial real estate	2,186	28.6	2,931	29.5
Multi-family residential real estate	221	9.7	1,004	9.9
Commercial	368	4.3	301	4.3
Consumer	5	0.2	10	0.2
Municipal	79	9.3	95	9.2
Unallocated	—	—	549	—
Total	$6,934	100.0	$8,339	100.0

Notwithstanding the categories shown in the table above or any specific allocation under the Company's ACL methodology, all funds in the ACL on loans are available to absorb loan losses in the portfolio, regardless of loan category or specific allocation.
Management believes, in its best estimate, that the ACL on loans at March 31, 2023 is appropriate to cover expected credit losses over the expected life of the Company’s loan portfolio as of such date. However, there can be no assurance that the Company will not sustain losses in future periods which could be greater than the size of the ACL on loans at March 31, 2023. In addition, our banking regulators, as an integral part of their examination process, periodically review our ACL. Such agencies may require us to recognize adjustments to the ACL based on their judgments about information available to them at the time of their examination. A large adjustment to the ACL on loans for losses in future periods could require increased credit loss expense to replenish the ACL on loans, which could negatively affect earnings.
Investment Activities. During the first three months of 2023, investment securities classified as AFS, which are carried at fair value, increased $25.2 million to $275.4 million, comprising 20.2% of total assets, compared to $250.3 million, or 18.7% of total assets at December 31, 2022. The increase is due to purchases of higher yielding municipal securities of $24.9 million and a reduction in unrealized losses of $4.4 million, partially offset by returns of principal of $4.1 million.
Net unrealized losses in the Company’s AFS investment securities portfolio were $42.9 million as of March 31, 2023, compared to net unrealized losses of $47.4 million as of December 31, 2022. The Company’s accumulated OCI component of stockholders’ equity at March 31, 2023 reflected cumulative net unrealized losses on investment securities of $33.5 million. There were no securities classified as HTM at March 31, 2023 or December 31, 2022. The increase in interest rates over the

Union Bankshares, Inc. Page 39

past year has negatively impacted the fair value of the investment portfolio. No declines in value were deemed by management to be impairment related to credit losses at March 31, 2023. Deterioration in credit quality and/or imbalances in liquidity that may result from changes in financial market conditions might adversely affect the fair values of the Company’s investment portfolio and the amount of gains or losses ultimately realized on the sale of such securities and may also increase the potential that credit losses may be identified in future periods, resulting in credit loss expense recorded in earnings.
Investment securities AFS with a carrying amount of $999 thousand and $433 thousand were pledged as collateral for public unit deposits or for other purposes as required or permitted by law at March 31, 2023 and December 31, 2022, respectively.
Deposits. The following table shows information concerning the Company's average deposits by account type and weighted average nominal rates at which interest was paid on such deposits for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
	Average Amount	Percent of Total Deposits	Average Rate	Average Amount	Percent of Total Deposits	Average Rate
	(Dollars in thousands)
Nontime deposits:
Noninterest bearing deposits	$273,971	22.6	—	$281,367	25.3	—
Interest bearing checking accounts	314,156	25.9	0.65%	279,817	25.2	0.22%
Money market accounts	249,195	20.5	1.11%	259,670	23.3	0.53%
Savings accounts	179,243	14.8	0.04%	185,368	16.7	0.04%
Total nontime deposits	1,016,565	83.8	0.48%	1,006,222	90.5	0.20%
Total time deposits	195,772	16.2	2.57%	106,369	9.5	0.45%
Total deposits	$1,212,337	100.0	0.82%	$1,112,591	100.0	0.23%
During the first three months of 2023, average total deposits grew $99.7 million, or 9.0%, compared to the three months ended March 31, 2022. The average balance of total nontime deposit balances increased $10.3 million between periods primarily due to an increase of $34.3 million in interest bearing checking accounts, partially offset by a combined decrease of $24.0 million in all other categories. The increase in interest bearing checking accounts is primarily attributable to an increase in municipal deposit accounts. The decreases in the other categories are attributable to both loss of deposit dollars to competing financial institutions and brokerage firms, and customers shifting monies into time deposits as they continue to seek higher yields. The average balance in total time deposits increased $89.4 million between periods due to an increase of $63.0 million in average brokered deposits and an increase of $26.4 million in average customer time deposit accounts as customers took advantage of higher rate paying CDs.
The Company participates in CDARS, which permits it to offer full deposit insurance coverage to its customers by exchanging deposit balances with other CDARS participants. CDARS also provides the Company with an additional source of funding and liquidity through the purchase of deposits. There were no purchased CDARS deposits as of March 31, 2023 or December 31, 2022. There were $13.3 million and $12.3 million of time deposits of $250,000 or less on the balance sheet at March 31, 2023 and December 31, 2022, respectively, which were exchanged with other CDARS participants.
The Company also participates in the ICS program, a service through which it can offer its customers demand or savings products with access to unlimited FDIC insurance, while receiving reciprocal deposits from other FDIC-insured banks. Like the exchange of certificate of deposit accounts through CDARS, exchange of demand or savings deposits through ICS provides a depositor with full deposit insurance coverage of excess balances, thereby helping the Company retain the full amount of the deposit on its balance sheet. As with the CDARS program, in addition to reciprocal deposits, participating banks may also purchase one-way ICS deposits. There were $182.2 million and $209.3 million in exchanged ICS demand and money market deposits on the balance sheet at March 31, 2023 and December 31, 2022, respectively. There were no purchased ICS deposits at March 31, 2023 or December 31, 2022.
At March 31, 2023 there were $108.0 million of retail brokered deposits at a weighted average rate of 4.64% issued under a master certificate of deposit program with a deposit broker for the purpose of providing a supplemental source of funding and liquidity. There were $33.0 million of retail brokered deposits at December 31, 2022 at a rate of 3.45% for a three month term that matured in January 2023.

Union Bankshares, Inc. Page 40

Uninsured deposits have been estimated to include deposits with balances greater than the FDIC insurance coverage limit of $250 thousand. This estimate is based on the same methodologies and assumptions used for regulatory reporting requirements. At March 31, 2023, the Company had total estimated uninsured deposit accounts totaling $350.9 million, or 28.6% of total deposits. Uninsured deposits include $26.6 million of municipal deposits that were collateralized under applicable state regulations by investment securities or letters of credit issued by the FHLB at March 31, 2023, as described below under Borrowings.
The following table provides a maturity distribution of the Company’s time deposits in amounts in excess of the $250 thousand FDIC insurance limit at March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
	(Dollars in thousands)
Within 3 months	$3,296	$1,011
3 to 6 months	1,426	4,001
6 to 12 months	22,681	11,462
Over 12 months	5,735	9,883
	$33,138	$26,357

Borrowings. Advances from the FHLB are another key source of funds to support earning assets. These funds are also used to manage the Bank's interest rate and liquidity risk exposures. The Company's borrowed funds at March 31, 2023 were comprised of borrowings from the FHLB of $45.1 million at a weighted average rate of 5.02%. At December 31, 2022, borrowed funds were comprised of borrowings from the FHLB of $50.0 million at a weighted average rate of 4.41%
The Company has the authority, up to its available borrowing capacity with the FHLB, to collateralize public unit deposits with letters of credit issued by the FHLB. FHLB letters of credit in the amount of $38.5 million and $42.5 million were utilized as collateral for these deposits at March 31, 2023 and December 31, 2022, respectively. Total fees paid by the Company in connection with the issuance of these letters of credit were $13 thousand and $8 thousand for the three months ended March 31, 2023 and 2022 respectively.
In August 2021, the Company completed the private placement of $16.5 million in aggregate principal amount of fixed-to-floating rate subordinated notes due 2031 to certain qualified institutional buyers and accredited investors. The Notes initially bear interest, payable semi-annually, at the rate of 3.25% per annum, until September 1, 2026. From and including September 1, 2026, the interest rate applicable to the outstanding principal amount due will reset quarterly to the then current three-month secured overnight financing rate (SOFR) plus 263 basis points. The Notes are presented in the consolidated balance sheets net of unamortized issuance costs of $287 thousand and $295 thousand at March 31, 2023 and December 31, 2022, respectively.

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

Union Bankshares, Inc. Page 41

The following table details the contractual or notional amount of financial instruments that represented credit risk at the balance sheet dates:

	March 31, 2023	December 31, 2022
	(Dollars in thousands)
Commitments to originate loans	$43,874	$39,217
Unused lines of credit	172,263	185,539
Standby and commercial letters of credit	1,542	1,762
Credit card arrangements	146	241
FHLB Mortgage Partnership Finance credit enhancement obligation, net	461	396
Commitment to purchase investment in a real estate limited partnership	3,000	3,000
Total	$221,286	$230,155
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
The Company did not hold any derivative or hedging instruments at March 31, 2023 or December 31, 2022.
In addition to commitments arising from the Company’s financial instruments, in the normal course of business the Company enters into contractual commitments from time to time for the purchase or lease of property, including real property for its banking premises.
With the adoption of CECL, effective January 1, 2023, the Company records an ACL on off-balance sheet credit exposures through a charge or credit to Credit loss expense on the consolidated statements of income to account for the change in the ACL on off-balance sheet exposures between reporting periods. The ACL on off-balance sheet credit exposures totaled $1.4 million at March 31, 2023 and was included in Accrued interest and other liabilities on the consolidated balance sheets. There was $16 thousand of credit loss benefit for off-balance sheet credit exposures recorded for the three months ended March 31, 2023. Under previously applicable GAAP, there was no ACL on off-balance sheet credit exposures required at December 31, 2022.

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
As of March 31, 2023, Union, as a member of FHLB, had access to unused lines of credit up to $95.3 million over and above the $84.7 million in combined outstanding FHLB borrowings and other credit, subject to collateralization and to the purchase of required FHLB Class B common stock and evaluation by the FHLB of the underlying collateral available. This line of credit can be used for either short-term or long-term liquidity or other funding needs.
Union also maintains an IDEAL Way Line of Credit with the FHLB. The total line available was $551 thousand at March 31, 2023. There were no borrowings against this line of credit as of such date. Interest on this line is chargeable at a rate determined by the FHLB and payable monthly. Should Union utilize this line of credit, qualified portions of the loan and investment portfolios would collateralize these borrowings.
In addition to its borrowing arrangements with the FHLB, Union maintains a pre-approved federal funds line of credit totaling $15.0 million with an upstream correspondent bank, a master brokered deposit agreement with a brokerage firm, and one-way buy options with CDARS and ICS. In addition to the funding sources available to Union, the Company maintains a $5.0 million revolving line of credit with a correspondent bank. At March 31, 2023, there were no purchased ICS or CDARS deposits, $108.0 million in retail brokered deposits issued under a master certificate of deposit program with a broker, and no outstanding advances on the Union or Company correspondent lines.
In response to the recent bank failures, the Federal Reserve created a Bank Term Funding Program to provide liquidity to U.S. Depository institutions which allows any federally insured depository institution to pledge as collateral its investment portfolio

Union Bankshares, Inc. Page 42

at par, not at fair market value. The Company continues to evaluate the program and has not yet taken any advances under this facility.
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
In August 2021, the Company completed the private placement of $16.5 million in aggregate principal amount of fixed-to-floating rate subordinated notes due 2031 to certain qualified institutional buyers and accredited investors. The Notes are structured to qualify as Tier 2 capital for the Company under regulatory capital guidelines for bank holding companies. Proceeds from the sale of the Notes were utilized primarily to provide additional Tier 1 capital to Union to support its growth and for other general corporate purposes.
Stockholders’ equity increased from $55.2 million at December 31, 2022 to $60.6 million at March 31, 2023, reflecting a decrease of $3.9 million in accumulated other comprehensive loss due to improvement in the fair market value of the Company's AFS investment securities, net income of $3.0 million for the first three months of 2023, an increase of $113 thousand from stock based compensation, a $37 thousand increase from the impact of adoption of ASU No. 2016-13 and a $23 thousand increase due to the issuance of common stock under the DRIP. These increases were partially offset by cash dividends declared of $1.6 million and stock repurchases of $60 thousand during the three months ended March 31, 2023. The components of other comprehensive loss are illustrated in Note 10 of the unaudited consolidated financial statements.
The Company has 7,500,000 shares of $2.00 par value common stock authorized. As of March 31, 2023, the Company had 4,982,523 shares issued, of which 4,506,950 were outstanding and 475,573 were held in treasury.
In January 2023, the Company's Board reauthorized for 2023 the limited stock repurchase plan that was initially established in May of 2010. The limited stock repurchase plan allows the repurchase of up to a fixed number of shares of the Company's common stock each calendar quarter in open market purchases or privately negotiated transactions, as management deems advisable and as market conditions may warrant. The repurchase authorization for a calendar quarter (currently 2,500 shares) expires at the end of that quarter to the extent it has not been exercised, and is not carried forward into future quarters. The quarterly repurchase authorization expires on December 31, 2023, unless reauthorized. The Company repurchased 2,500 shares under this program during the first three months of 2023 at a total cost of $59 thousand. The Company also purchased 30 shares outside of the limited stock repurchase program during the first quarter of 2023 at a cost of $1 thousand.
The Company maintains a DRIP whereby registered stockholders may elect to reinvest cash dividends and make optional cash contributions to purchase additional shares of the Company's common stock. The Company has reserved 200,000 shares of its common stock for issuance and sale under the DRIP. As of March 31, 2023, 8,476 shares of stock had been issued from treasury stock under the DRIP.
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

Union Bankshares, Inc. Page 43

As shown in the table below, as of March 31, 2023, both the Company and Union met all capital adequacy requirements to which they are subject and Union exceeded the requirements for a "well capitalized" bank under the FDIC's Prompt Corrective Action framework. There were no conditions or events between March 31, 2023 and the date of this report that management believes have changed either company’s regulatory capital category.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of March 31, 2023	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Company:
Total capital to risk weighted assets	$116,472	13.69%	$68,063	8.00%	N/A	N/A
Tier I capital to risk weighted assets	91,882	10.80%	51,046	6.00%	N/A	N/A
Common Equity Tier 1 to risk weighted assets	91,882	10.80%	38,284	4.50%	N/A	N/A
Tier I capital to average assets	91,882	6.63%	55,434	4.00%	N/A	N/A

Union:
Total capital to risk weighted assets	$116,351	13.68%	$68,042	8.00%	$85,052	10.00%
Tier I capital to risk weighted assets	107,974	12.70%	51,011	6.00%	68,015	8.00%
Common Equity Tier 1 to risk weighted assets	107,974	12.70%	38,259	4.50%	55,262	6.50%
Tier I capital to average assets	107,974	7.79%	55,442	4.00%	69,303	5.00%
Dividends paid by Union are the primary source of funds available to the Company for payment of dividends to its stockholders. Union is subject to certain requirements imposed by federal banking laws and regulations, which among other things, establish minimum levels of capital and restrict the amount of dividends that may be distributed by Union to the Company.
Quarterly cash dividends of $0.36 per share were paid during the first quarter of 2023 and were declared for the second quarter, payable on May 4, 2023 to stockholders of record on April 29, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Omitted, in accordance with the regulatory relief available to smaller reporting companies in SEC Release Nos. 33-10513 (effective September 10, 2018).

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer, with the assistance of the Disclosure Control Committee, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2023. Based on this evaluation they concluded that those disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files with the Commission is accumulated and communicated to the Company’s management, including its principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required information.
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

Union Bankshares, Inc. Page 44

Item 1A. Risk Factors
There have been no material changes in the risk factors discussed in Part I-Item 1A, "Risk Factors" in the Company’s 2022 Annual Report since the date of the filing of that report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The Company did not issue any unregistered shares during the quarter ended March 31, 2023.
The following table summarizes repurchases of the Company's equity securities during the quarter ended March 31, 2023:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (2)
January 2023 (1)	30	$24.00		2,500
February 2023	—	—	—	2,500
March 2023	2,500	$23.89	2,500	—
__________________
(1)Repurchase was made in a privately negotiated transaction outside the quarterly repurchase program.
(2)Repurchases were made pursuant to a discretionary stock repurchase program under which the Company may repurchase up to 2,500 shares of its common stock each calendar quarter, in open market or privately negotiated transactions, in management's discretion. The repurchase authorization for a calendar quarter expires at the end of that quarter to the extent it has not been exercised, and is not carried forward into future quarters. The program was initially authorized in 2010 and was reauthorized most recently in January 2023. The program will expire on December 31, 2023, unless reauthorized by the Board of Directors.

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
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the unaudited consolidated balance sheets, (ii) the unaudited consolidated statements of income for the three months ended March 31, 2023 and 2022, (iii) the unaudited consolidated statements of comprehensive income for the three months ended March 31, 2023 and 2022, (iv) the unaudited consolidated statements of changes in stockholders' equity, (iv) the unaudited consolidated statements of cash flows and (v) related notes.

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

Union Bankshares, Inc.

May 15, 2023	/s/ David S. Silverman
David S. Silverman
Director, President and Chief Executive Officer

May 15, 2023	/s/ Karyn J. Hale
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

101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the unaudited consolidated balance sheets, (ii) the unaudited consolidated statements of income for the three months ended March 31, 2023 and 2022, (iii) the unaudited consolidated statements of comprehensive income for the three months ended March 31, 2023 and 2022, (iv) the unaudited consolidated statements of changes in stockholders' equity, (iv) the unaudited consolidated statements of cash flows and (v) related notes.

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