Form 10-Q
period 2023-06-30
UNION BANKSHARES INC
filed 2023-08-11
CIK 706863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2023

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐      No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of July 28, 2023.

Common Stock, $2 par value	4,507,098	shares

UNION BANKSHARES, INC.
TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(Unaudited)
Assets	(Dollars in thousands)
Cash and due from banks	$4,351	$4,504
Federal funds sold and overnight deposits	31,452	33,381
Cash and cash equivalents	35,803	37,885
Interest bearing deposits in banks	15,183	16,428
Investment securities available-for-sale	267,537	250,267
Other investments	1,378	1,264
Total investments	268,915	251,531
Loans held for sale	3,145	1,178
Loans	935,536	958,157
Allowance for credit losses on loans	(6,780)	(8,339)
Net deferred loan costs	1,556	1,336
Net loans	930,312	951,154
Premises and equipment, net	20,054	20,479
Company-owned life insurance	18,733	18,518
Other assets	42,599	39,316
Total assets	$1,334,744	$1,336,489
Liabilities and Stockholders’ Equity
Liabilities
Deposits
Noninterest bearing	$238,636	$286,145
Interest bearing	633,019	762,722
Time	252,031	153,045
Total deposits	1,123,686	1,201,912
Borrowed funds	120,549	50,000
Subordinated notes	16,222	16,205
Accrued interest and other liabilities	15,233	13,152
Total liabilities	1,275,690	1,281,269
Commitments and Contingencies
Stockholders’ Equity
Common stock, $2.00 par value; 7,500,000 shares authorized; 4,984,311 shares issued at June 30, 2023 and 4,982,523 shares issued at December 31, 2022	9,969	9,965
Additional paid-in capital	2,465	2,225
Retained earnings	87,136	84,669
Treasury stock at cost; 474,738 shares at June 30, 2023 and 473,936 shares at December 31, 2022	(4,265)	(4,220)
Accumulated other comprehensive loss	(36,251)	(37,419)
Total stockholders' equity	59,054	55,220
Total liabilities and stockholders' equity	$1,334,744	$1,336,489

See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 1

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest and dividend income	(Dollars in thousands, except per share data)
Interest and fees on loans	$11,876	$9,010	$23,081	$17,484
Interest on debt securities:
Taxable	1,154	1,038	2,328	2,010
Tax exempt	514	221	927	443
Dividends	47	4	88	10
Interest on federal funds sold and overnight deposits	110	94	214	113
Interest on interest bearing deposits in banks	102	37	209	70
Total interest and dividend income	13,803	10,404	26,847	20,130
Interest expense
Interest on deposits	3,299	591	5,742	1,212
Interest on borrowed funds	743	—	1,227	—
Interest on subordinated notes	143	142	285	284
Total interest expense	4,185	733	7,254	1,496
Net interest income	9,618	9,671	19,593	18,634
Credit loss benefit, net	(96)	—	(22)	—
Net interest income after credit loss benefit	9,714	9,671	19,615	18,634
Noninterest income
Wealth management income	240	217	451	426
Service fees	1,740	1,738	3,434	3,373
Net gains on sales of investment securities available-for-sale	—	5	—	31
Net gains on sales of loans held for sale	306	286	500	300
Net gains (losses) on other investments	56	(142)	102	(60)
Other income	141	175	281	439
Total noninterest income	2,483	2,279	4,768	4,509
Noninterest expenses
Salaries and wages	3,673	3,520	7,175	6,930
Employee benefits	1,471	1,295	2,848	2,600
Occupancy expense, net	482	462	1,060	989
Equipment expense	882	934	1,779	1,850
Other expenses	2,555	2,198	4,951	4,329
Total noninterest expenses	9,063	8,409	17,813	16,698
Income before provision for income taxes	3,134	3,541	6,570	6,445
Provision for income taxes	435	610	894	1,032
Net income	$2,699	$2,931	$5,676	$5,413
Basic earnings per common share	$0.60	$0.65	$1.26	$1.20
Diluted earnings per common share	$0.60	$0.65	$1.26	$1.20
Weighted average number of common shares outstanding	4,508,593	4,494,027	4,508,845	4,494,447
Weighted average common and potential common shares for diluted EPS	4,539,288	4,513,411	4,521,091	4,510,106
Dividends per common share	$0.36	$0.35	$0.72	$0.70
See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 2

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in thousands)
Net income	$2,699	$2,931	$5,676	$5,413
Other comprehensive (loss) income, net of tax:
Investment securities available-for-sale:
Net unrealized holding (losses) gains arising during the period on investment securities available-for-sale	(2,737)	(10,969)	1,168	(26,822)
Reclassification adjustment for net gains on sales of investment securities available-for-sale realized in net income	—	(4)	—	(25)
Total other comprehensive (loss) income	(2,737)	(10,973)	1,168	(26,847)
Total comprehensive (loss) income	$(38)	$(8,042)	$6,844	$(21,434)

See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 3

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)

	Three Month Periods Ended June 30, 2023 and 2022
	Common Stock					Accumulated other comprehensive loss
	Shares, net of treasury	Amount	Additional paid-in capital	Retained earnings	Treasury stock		Total stockholders’ equity
	(Dollars in thousands, except per share data)
Balances March 31, 2023	4,506,950	$9,965	$2,353	$86,060	$(4,272)	$(33,514)	$60,592
Net income	—	—	—	2,699	—	—	2,699
Other comprehensive loss	—	—	—	—	—	(2,737)	(2,737)
Dividend reinvestment plan	835	—	11	—	7	—	18
Cash dividends declared ($0.36 per share)	—	—	—	(1,623)	—	—	(1,623)
Stock based compensation expense	1,788	4	101	—	—	—	105
Balances, June 30, 2023	4,509,573	$9,969	$2,465	$87,136	$(4,265)	$(36,251)	$59,054

Balances March 31, 2022	4,493,170	$9,937	$1,878	$79,259	$(4,231)	$(17,426)	$69,417
Net income	—	—	—	2,931	—	—	2,931
Other comprehensive loss	—	—	—	—	—	(10,973)	(10,973)
Dividend reinvestment plan	512	—	11	—	4	—	15
Cash dividends declared ($0.35 per share)	—	—	—	(1,573)	—	—	(1,573)
Stock based compensation expense	1,280	3	130	—	—	—	133
Purchase of treasury stock	(150)	—	—	—	(4)	—	(4)
Balances, June 30, 2022	4,494,812	$9,940	$2,019	$80,617	$(4,231)	$(28,399)	$59,946

	Six Month Periods Ended June 30, 2023 and 2022
	Common Stock					Accumulated other comprehensive loss
	Shares, net of treasury	Amount	Additional paid-in capital	Retained earnings	Treasury stock		Total stockholders’ equity
	(Dollars in thousands, except per share data)
Balances, December 31, 2022	4,508,587	$9,965	$2,225	$84,669	$(4,220)	$(37,419)	$55,220
Impact of adoption of ASU No. 2016-13	—	—	—	37	—	—	37
Net income	—	—	—	5,676	—	—	5,676
Other comprehensive income	—	—	—	—	—	1,168	1,168
Dividend reinvestment plan	1,728	—	26	—	15	—	41
Cash dividends declared ($0.72 per share)	—	—	—	(3,246)	—	—	(3,246)
Stock based compensation expense	1,788	4	214	—	—	—	218
Purchase of treasury stock	(2,530)	—	—	—	(60)	—	(60)
Balances, June 30, 2023	4,509,573	$9,969	$2,465	$87,136	$(4,265)	$(36,251)	$59,054

Balances, December 31, 2021	4,493,655	$9,934	$1,769	$78,350	$(4,160)	$(1,552)	$84,341
Net income	—	—	—	5,413	—	—	5,413
Other comprehensive loss	—	—	—	—	—	(26,847)	(26,847)
Dividend reinvestment plan	928	—	20	—	8	—	28
Cash dividends declared ($0.70 per share)	—	—	—	(3,146)	—	—	(3,146)
Stock based compensation expense	2,879	6	230	—	—	—	236
Purchase of treasury stock	(2,650)	—	—	—	(79)	—	(79)
Balances, June 30, 2022	4,494,812	$9,940	$2,019	$80,617	$(4,231)	$(28,399)	$59,946
See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 4

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash Flows From Operating Activities	(Dollars in thousands)
Net income	$5,676	$5,413
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	812	922
Credit loss benefit	(22)	—
Deferred income tax provision	30	12
Net amortization of premiums on investment securities	259	324
Equity in losses of limited partnerships	661	548
Stock based compensation expense	218	236
Net increase in unamortized loan costs	(220)	(488)
Proceeds from sales of loans held for sale	30,084	34,672
Origination of loans held for sale	(31,551)	(24,363)
Net gains on sales of loans held for sale	(500)	(300)
Net gains on disposals of premises and equipment	(1)	—
Net gains on sales of investment securities available-for-sale	—	(31)
Net (gains) losses on other investments	(102)	60
Decrease in accrued interest receivable	363	262
Amortization of debt issuance costs	17	17
Increase in other assets	(1,415)	(1,184)
Increase in other liabilities	1,436	246
Net cash provided by operating activities	5,745	16,346
Cash Flows From Investing Activities
Interest bearing deposits in banks
Proceeds from maturities and redemptions	2,490	5,229
Purchases	(1,245)	(5,976)
Investment securities available-for-sale
Proceeds from sales	—	6,827
Proceeds from maturities, calls and paydowns	8,303	13,650
Purchases	(24,923)	(48,599)
Net purchases of other investments	(12)	(90)
Net (increase) decrease in nonmarketable stock	(2,878)	276
Net decrease (increase) in loans	22,618	(30,905)
Recoveries of loans charged off	1	6
Net purchases of premises and equipment	(402)	(290)
Investments in limited partnerships	(853)	(1,874)
Proceeds from sales of premises and equipment	16	—
Net cash provided by (used in) investing activities	3,115	(61,746)

Union Bankshares, Inc. Page 5

	Six Months Ended June 30,
	2023	2022

Cash Flows From Financing Activities	(Dollars in thousands)
Advances on long-term borrowings	95,349	—
Net decrease in short-term borrowings outstanding	(24,800)	—
Net (decrease) increase in noninterest bearing deposits	(47,509)	72,252
Net decrease in interest bearing deposits	(129,703)	(60,701)
Net increase (decrease) in time deposits	98,986	(3,580)
Purchase of treasury stock	(60)	(79)
Dividends paid	(3,205)	(3,118)
Net cash (used in) provided by financing activities	(10,942)	4,774
Net decrease in cash and cash equivalents	(2,082)	(40,626)
Cash and cash equivalents
Beginning of period	37,885	65,922
End of period	$35,803	$25,296
Supplemental Disclosures of Cash Flow Information
Interest paid	$6,631	$1,510
Income taxes paid	$725	$200

Supplemental Schedule of Noncash Investing Activities
Investment in limited partnerships acquired by capital contributions payable	$—	$3,494

Dividends paid on Common Stock:
Dividends declared	$3,246	$3,146
Dividends reinvested	(41)	(28)
	$3,205	$3,118

See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 6

UNION BANKSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
Note 1.    Basis of Presentation
The accompanying unaudited interim consolidated financial statements of Union Bankshares, Inc. and Subsidiary (together, the Company) as of June 30, 2023, and for the three and six months ended June 30, 2023 and 2022, have been prepared in conformity with GAAP for interim financial information, general practices within the banking industry, and the accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (2022 Annual Report), except as disclosed in the Summary of Significant Accounting Policies below. The Company's sole subsidiary is Union Bank. In the opinion of the Company’s management, all adjustments, consisting only of normal recurring adjustments and disclosures necessary for a fair presentation of the information contained herein, have been made. This information should be read in conjunction with the Company’s 2022 Annual Report. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2023, or any future interim period.
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

ACL:	Allowance for credit losses	HUD:	U.S. Department of Housing and Urban Development
AFS:	Available-for-sale	ICS:	Insured Cash Sweeps of IntraFi
ASC:	Accounting Standards Codification	IntraFi:	IntraFi Network LLC
ASU:	Accounting Standards Update	MBS:	Mortgage-backed security
Board:	Board of Directors	MSRs:	Mortgage servicing rights
bp or bps:	Basis point(s)	OAO:	Other assets owned
CDARS:	Certificate of Deposit Accounts Registry Service of IntraFi	OCI:	Other comprehensive income (loss)
Company:	Union Bankshares, Inc. and Subsidiary	OREO:	Other real estate owned
CECL:	Current Expected Credit Losses	RD:	USDA Rural Development
DCF:	Discounted cash flow	RSU:	Restricted Stock Unit
DRIP:	Dividend Reinvestment Plan	SBA:	U.S. Small Business Administration
FASB:	Financial Accounting Standards Board	SEC:	U.S. Securities and Exchange Commission
FDIC:	Federal Deposit Insurance Corporation	TDR:	Troubled-debt restructuring
FHA:	U.S. Federal Housing Administration	Union:	Union Bank, the sole subsidiary of Union Bankshares, Inc
FHLB:	Federal Home Loan Bank of Boston	USDA:	U.S. Department of Agriculture
FRB:	Federal Reserve Board	VA:	U.S. Veterans Administration
FHLMC/Freddie Mac:	Federal Home Loan Mortgage Corporation	2014 Equity Plan:	2014 Equity Incentive Plan, as amended
GAAP:	Generally Accepted Accounting Principles in the United States	2022 Annual Report:	Annual Report on Form 10-K for the year ended December 31, 2022
HTM:	Held-to-maturity
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
A change in the ACL on AFS debt securities is recorded as expense (credit) within the Credit loss expense on the consolidated statement of income. Losses are charged against the ACL when management believes the uncollectibility of an AFS debt security is confirmed based on the above described analysis. As of June 30, 2023 and CECL adoption date of January 1, 2023, there was no ACL carried on the Company's AFS debt securities. Refer to Note 5 of the consolidated financial statements for further discussion.
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

Note 3. Per Share Information
The following table presents the reconciliation between the calculation of basic EPS and diluted EPS for the three and six months ended June 30, 2023 and 2022:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in thousands, except per share data)
Net income	$2,699	$2,931	$5,676	$5,413
Weighted average common shares outstanding for basic EPS	4,508,593	4,494,027	4,508,845	4,494,447
Dilutive effect of stock-based awards (1)	30,695	19,384	12,246	15,659
Weighted average common and potential common shares for diluted EPS	4,539,288	4,513,411	4,521,091	4,510,106
Earnings per common share:
Basic EPS	$0.60	$0.65	$1.26	$1.20
Diluted EPS	$0.60	$0.65	$1.26	$1.20
____________________
(1)Dilutive effect of stock based awards represents the effect of assumed vesting of all outstanding equity compensation awards, which currently consist solely of restricted stock units. Unvested awards do not have dividend or dividend equivalent rights.

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

Union Bankshares, Inc. Page 11

adopted ASU No. 2022-02 effective January 1, 2023. The adoption of the provisions contained within ASU No. 2022-02 did not have a material impact on the consolidated financial statements.

In March 2023, the FASB issued ASU No. 2023-02, Investments-Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method. ASU No. 2014-01, Investments-Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects, previously introduced the option to apply the proportional amortization method to account for investments made primarily for the purpose of receiving income tax credits and other income tax benefits when certain requirements are met; however, this guidance limited the proportional amortization method to investments in low-income-housing tax credit (LIHTC) structures. The proportional amortization method results in the cost of the investment being amortized in proportion to the income tax credits and other income tax benefits received, with the amortization of the investment and the income tax credits being presented net in the income statement as a component of income tax expense (benefit). Equity investments in other tax credit structures are typically accounted for using the equity method, which results in investment income, gains and losses, and tax credits being presented gross on the income statement in their respective line items. The amendments in this update permit reporting entities to elect to account for their tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method if certain conditions are met. The amendments in this update are effective for the Company for fiscal years beginning after December 31, 2023, including interim periods within those fiscal years. Early adoption is permitted in any interim period. If early adoption is elected, adoption must be as of the beginning of the fiscal year that includes the interim period of adoption. The amendments in this update must be applied on either a modified retrospective or a retrospective basis. The Company has not elected early adoption and is currently evaluating the impact of this standard for its tax equity investments and the impact to noninterest income, noninterest expense, and income tax expense within the consolidated financial statements.

Note 5. Investment Securities
Debt securities AFS as of the balance sheet dates consisted of the following:

June 30, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. Government-sponsored enterprises	$44,586	$—	$(5,718)	$38,868
Agency mortgage-backed	190,607	53	(33,320)	157,340
State and political subdivisions	72,450	310	(7,531)	65,229
Corporate	6,350	—	(250)	6,100
Total	$313,993	$363	$(46,819)	$267,537

December 31, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. Government-sponsored enterprises	$45,090	$—	$(5,845)	$39,245
Agency mortgage-backed	198,478	104	(34,150)	164,432
State and political subdivisions	47,722	281	(7,537)	40,466
Corporate	6,343	—	(219)	6,124
Total	$297,633	$385	$(47,751)	$250,267
There were no investment securities HTM at June 30, 2023 or December 31, 2022. Investment securities AFS with carrying amounts of $940 thousand and $433 thousand were pledged as collateral for public unit deposits or for other purposes as required or permitted by law at June 30, 2023 and December 31, 2022, respectively.

Union Bankshares, Inc. Page 12

The amortized cost and estimated fair value of debt securities by contractual scheduled maturity as of June 30, 2023 were as follows:

	Amortized Cost	Fair Value
Available-for-sale	(Dollars in thousands)
Due in one year or less	$997	$981
Due from one to five years	24,428	22,052
Due from five to ten years	25,224	22,264
Due after ten years	72,737	64,900
	123,386	110,197
Agency mortgage-backed	190,607	157,340
Total debt securities available-for-sale	$313,993	$267,537

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

Information pertaining to all AFS debt securities with gross unrealized losses, for which an ACL has not been recorded, as of the balance sheet dates, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

June 30, 2023	Less Than 12 Months			12 Months and over			Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
		(Dollars in thousands)
U.S. Government- sponsored enterprises	1	$2,934	$(3)	34	$35,820	$(5,715)	35	$38,754	$(5,718)
Agency mortgage-backed	2	5,089	(247)	91	146,810	(33,073)	93	151,899	(33,320)
State and political subdivisions	18	26,312	(815)	60	32,490	(6,716)	78	58,802	(7,531)
Corporate	7	3,229	(122)	6	2,871	(128)	13	6,100	(250)
Total	28	$37,564	$(1,187)	191	$217,991	$(45,632)	219	$255,555	$(46,819)

December 31, 2022	Less Than 12 Months			12 Months and over			Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
		(Dollars in thousands)
U.S. Government- sponsored enterprises	4	$8,000	$(533)	31	$31,103	$(5,312)	35	$39,103	$(5,845)
Agency mortgage-backed	31	24,306	(2,192)	62	134,297	(31,958)	93	158,603	(34,150)
State and political subdivisions	39	15,457	(1,846)	27	18,613	(5,691)	66	34,070	(7,537)
Corporate	10	4,719	(124)	3	1,405	(95)	13	6,124	(219)
Total	84	$52,482	$(4,695)	123	$185,418	$(43,056)	207	$237,900	$(47,751)

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

No ACL for AFS debt securities was recorded at adoption of ASU No. 2016-13 or at June 30, 2023. Accrued interest receivable on AFS debt securities totaled $1.4 million and $984 thousand at June 30, 2023 and December 31, 2022, respectively, and is excluded from the estimate of credit losses. Under previously applicable GAAP, no ACL for AFS debt securities was required at December 31, 2022.

There were no sales or calls of securities for the three and six months ended June 30, 2023. The following table presents the proceeds from sales resulting in gross realized gains and gross realized losses from the disposition of AFS securities for the three and six months ended June 30, 2022:

	For The Three Months Ended June 30,	For The Six Months Ended June 30,
	2022	2022
	(Dollars in thousands)
Proceeds from sales	$—	$6,827
Proceeds from calls	502	502

Gross gains	5	81
Gross losses	—	(50)
Net gains on sales of investment securities AFS	$5	$31

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

Union Bankshares, Inc. Page 14

The composition of Net loans as of the balance sheet dates, by regulatory call report code segmentation based on underlying collateral or purpose for certain loan types, was as follows:

	June 30, 2023	December 31, 2022
	(Dollars in thousands)
Residential real estate
Non-revolving residential real estate	$363,891	$335,470
Revolving residential real estate	16,835	16,963
Construction real estate
Commercial construction real estate	53,884	56,501
Residential construction real estate	46,604	40,119
Commercial real estate
Non-residential commercial real estate	289,379	282,397
Multi-family residential real estate	99,014	95,550
Commercial	41,252	40,973
Consumer	2,572	2,204
Municipal	22,105	87,980
Gross loans	935,536	958,157
ACL on loans	(6,780)	(8,339)
Net deferred loan costs	1,556	1,336
Net loans	$930,312	$951,154
Qualifying residential first mortgage loans and certain commercial real estate loans with an aggregate carrying value of $262.8 million and $272.9 million were pledged as collateral for borrowings from the FHLB under a blanket lien at June 30, 2023 and December 31, 2022, respectively.
Accrued interest receivable on loans totaled $2.4 million and $3.1 million at June 30, 2023 and December 31, 2022 and is excluded from the estimate of credit losses described in Note 7.

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

Changes in the ACL on loans, by class of loans, for the three and six months ended June 30, 2023 were as follows:

For The Three Months Ended June 30, 2023	Balance, March 31, 2023	Charge-Offs	Recoveries	Credit Loss Expense (Benefit)	Balance, June 30, 2023
	(Dollars in thousands)
Non-revolving residential real estate	$2,071	$—	$—	$121	$2,192
Revolving residential real estate	143	—	—	1	144
Residential real estate	2,214	—	—	122	2,336
Commercial construction real estate	1,713	—	—	(188)	1,525
Residential construction real estate	148	—	—	1	149
Construction real estate	1,861	—	—	(187)	1,674
Non-residential commercial real estate	2,186	—	—	(34)	2,152
Multi-family residential real estate	221	—	—	11	232
Commercial real estate	2,407	—	—	(23)	2,384
Commercial	368	—	—	(14)	354
Consumer	5	(4)	1	3	5
Municipal	79	—	—	(52)	27
Total	$6,934	$(4)	$1	$(151)	$6,780

Union Bankshares, Inc. Page 16

For the Six Months Ended June 30, 2023	Balance, December 31, 2022	Impact of Adoption of ASU No. 2016-13	Charge-Offs	Recoveries	Credit Loss Expense (Benefit)	Balance, June 30, 2023
	(Dollars in thousands)
Non-revolving residential real estate	$2,294	$(270)	$—	$—	$168	$2,192
Revolving residential real estate	123	25	—	—	(4)	144
Residential real estate	2,417	(245)	—	—	164	2,336
Commercial construction real estate	611	982	—	—	(68)	1,525
Residential construction real estate	421	(290)	—	—	18	149
Construction real estate	1,032	692	—	—	(50)	1,674
Non-residential commercial real estate	2,931	(757)	—	—	(22)	2,152
Multi-family residential real estate	1,004	(780)	—	—	8	232
Commercial real estate	3,935	(1,537)	—	—	(14)	2,384
Commercial	301	191	—	—	(138)	354
Consumer	10	(5)	(4)	1	3	5
Municipal	95	(42)	—	—	(26)	27
Unallocated	549	(549)	—	—	—	—
Total	$8,339	$(1,495)	$(4)	$1	$(61)	$6,780

Changes in the ACL on loans, by class of loans under the incurred loss methodology, for the three and six months ended June 30, 2022 were as follows:

For The Three Months Ended June 30, 2022	Balance, March 31, 2022	Charge-Offs	Recoveries	Credit Loss Expense (Benefit)	Balance, June 30, 2022
	(Dollars in thousands
Residential real estate	$2,224	$—	$—	$15	$2,239
Construction real estate	843	—	—	114	957
Commercial real estate	3,997	—	—	7	4,004
Commercial	289	(1)	2	28	318
Consumer	10	—	3	(3)	10
Municipal	88	—	—	(61)	27
Unallocated	885	—	—	(100)	785
Total	$8,336	$(1)	$5	$—	$8,340

For the Six Months Ended June 30, 2022	Balance, December 31, 2021	Charge-Offs	Recoveries	Credit Loss Expense (Benefit)	Balance, June 30, 2022
	(Dollars in thousands
Residential real estate	$2,068	$—	$—	$171	$2,239
Construction real estate	837	—	—	120	957
Commercial real estate	4,122	—	—	(118)	4,004
Commercial	275	(1)	2	42	318
Consumer	11	(1)	4	(4)	10
Municipal	86	—	—	(59)	27
Unallocated	937	—	—	(152)	785
Total	$8,336	$(2)	$6	$—	$8,340

Union Bankshares, Inc. Page 17

The Company's ACL on off-balance sheet credit exposures is recognized as a liability within Accrued interest and other liabilities on the consolidated balance sheet, with adjustments to the ACL recognized in Credit loss expense in the consolidated statement of income. In accordance with previously applicable GAAP, there was no ACL on off-balance sheet credit exposures required during the three and six months ended June 30, 2022. The Company's activity in the ACL on off-balance sheet credit exposures for the three and six months ended June 30, 2023 was as follows:

	For The Three Months Ended June 30,	For the Six Months Ended June 30,
	2023	2023
ACL on Off-Balance Sheet Credit Exposures	(Dollars in thousands)
Balance, Beginning of Period	$1,442	$—
Impact of adoption of ASU No. 2016-13	—	1,458
Credit loss expense	55	39
Balance, June 30, 2023	$1,497	$1,497

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

Union Bankshares, Inc. Page 18

The following table summarizes the Company's loans by year of origination and by loan ratings applied by management to the Company's loans by class as of June 30, 2023:

	2023	2022	2021	2020	2019	Prior	Revolving	Total
Residential Real Estate	(Dollars in thousands)
Pass	$41,719	$116,020	$87,138	$30,491	$9,311	$56,951	$—	$341,630
Satisfactory/Monitor	654	7,073	5,782	2,328	251	5,752	—	21,840
Substandard	—	—	—	35	—	386	—	421
Non-revolving residential real estate	42,373	123,093	92,920	32,854	9,562	63,089	—	363,891
Pass	—	—	—	—	—	—	15,282	15,282
Satisfactory/Monitor	—	—	—	—	—	—	1,490	1,490
Substandard	—	—	—	—	—	—	63	63
Revolving residential real estate	—	—	—	—	—	—	16,835	16,835
Construction Real Estate
Pass	2,052	5,801	2,936	676	1,976	1,064	—	14,505
Satisfactory/Monitor	5,146	10,975	22,449	292	283	234	—	39,379
Substandard	—	—	—	—	—	—	—	—
Commercial construction real estate	7,198	16,776	25,385	968	2,259	1,298	—	53,884
Pass	7,687	25,180	3,613	—	—	—	—	36,480
Satisfactory/Monitor	106	5,012	3,997	1,009	—	—	—	10,124
Substandard	—	—	—	—	—	—	—	—
Residential construction real estate	7,793	30,192	7,610	1,009	—	—	—	46,604
Commercial Real Estate
Pass	1,808	40,628	37,853	17,945	24,368	63,187	16,256	202,045
Satisfactory/Monitor	10,062	34,564	2,613	6,469	6,957	20,776	1,462	82,903
Substandard	—	—	—	1,837	—	2,474	120	4,431
Non-residential commercial real estate	11,870	75,192	40,466	26,251	31,325	86,437	17,838	289,379
Pass	256	4,348	10,490	2,131	8,358	35,109	—	60,692
Satisfactory/Monitor	852	6,435	10,889	5,725	10,121	2,922	—	36,944
Substandard	—	—	—	—	—	1,378	—	1,378
Multi-family residential real estate	1,108	10,783	21,379	7,856	18,479	39,409	—	99,014
Pass	2,154	6,857	4,648	974	3,355	14,497	3,437	35,922
Satisfactory/Monitor	1,102	1,470	439	563	196	558	752	5,080
Substandard	—	—	—	—	—	5	245	250
Commercial	3,256	8,327	5,087	1,537	3,551	15,060	4,434	41,252
Pass	1,088	521	195	173	243	236	26	2,482
Satisfactory/Monitor	86	4	—	—	—	—	—	90
Substandard	—	—	—	—	—	—	—	—
Consumer	1,174	525	195	173	243	236	26	2,572
Pass	5,546	3,500	1,164	6,769	191	4,935	—	22,105
Satisfactory/Monitor	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Municipal	5,546	3,500	1,164	6,769	191	4,935	—	22,105
Total Loans	$80,318	$268,388	$194,206	$77,417	$65,610	$210,464	$39,133	$935,536

Gross charge-offs for the three and six months ended June 30, 2023 consisted of a $4 thousand consumer loan that was originated in 2022.

Union Bankshares, Inc. Page 19

The following table summarizes the loan ratings applied by management to the Company's loans by class, under the incurred loss methodology, as of December 31, 2022:

December 31, 2022	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Total
	(Dollars in thousands)
Pass	$328,885	$47,356	$258,175	$36,338	$2,197	$87,980	$760,931
Satisfactory/Monitor	21,429	49,206	111,077	4,368	7	—	186,087
Substandard	2,119	58	8,695	267	—	—	11,139
Total	$352,433	$96,620	$377,947	$40,973	$2,204	$87,980	$958,157

A summary of current and past due loans as of June 30, 2023 follows:

June 30, 2023	30-59 Days	60-89 Days	90 Days and Over	Total Past Due	Current	Total
	(Dollars in thousands)
Residential real estate
Non-revolving residential real estate	$—	$283	$48	$331	$363,560	$363,891
Revolving residential real estate	—	—	16	16	16,819	16,835
Construction real estate
Commercial construction real estate	—	—	—	—	53,884	53,884
Residential construction real estate	—	—	—	—	46,604	46,604
Commercial real estate
Non-residential commercial real estate	—	—	120	120	289,259	289,379
Multi-family residential real estate	—	—	—	—	99,014	99,014
Commercial	—	—	—	—	41,252	41,252
Consumer	—	3	—	3	2,569	2,572
Municipal	—	—	—	—	22,105	22,105
Total	$—	$286	$184	$470	$935,066	$935,536

A summary of current and past due loans as of December 31, 2022, under the incurred loss methodology, follows:

December 31, 2022	30-59 Days	60-89 Days	90 Days and Over	Total Past Due	Current	Total
	(Dollars in thousands)
Residential real estate	$1,724	$79	$289	$2,092	$350,341	$352,433
Construction real estate	535	—	—	535	96,085	96,620
Commercial real estate	515	2,087	34	2,636	375,311	377,947
Commercial	7	160	—	167	40,806	40,973
Consumer	7	—	—	7	2,197	2,204
Municipal	—	—	—	—	87,980	87,980
Total	$2,788	$2,326	$323	$5,437	$952,720	$958,157

Union Bankshares, Inc. Page 20

A summary of nonaccrual loans as of June 30, 2023 follows:

June 30, 2023	Nonaccrual	Nonaccrual With No Allowance for Credit Losses	90 Days and Over and Accruing
Residential real estate	(Dollars in thousands)
Non-revolving residential real estate	$—	$—	$48
Revolving residential real estate	—	—	16
Commercial real estate
Non-residential commercial real estate	1,957	1,957	—
Total	$1,957	$1,957	$64

A summary of nonaccrual loans as of December 31, 2022, under the incurred loss methodology, follows:

December 31, 2022	Nonaccrual	Nonaccrual With No Allowance for Credit Losses	90 Days and Over and Accruing
	(Dollars in thousands)
Residential real estate	$103	$—	$186
Construction real estate	6	6	—
Commercial real estate	2,102	—	—
Total	$2,211	$6	$186

There was one residential real estate loan totaling $40 thousand in process of foreclosure at June 30, 2023 and one residential real estate loan totaling $28 thousand in process of foreclosure at December 31, 2022. Aggregate interest on nonaccrual loans not recognized was $95 thousand as of June 30, 2023 and $59 thousand as of December 31, 2022.
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
The following table presents collateral dependent loans by loan class and collateral type as of the balance sheet dates:

	June 30, 2023	December 31, 2022
	Real Estate	Real Estate
	(Dollars in thousands)
Non-residential commercial real estate	$1,957	$2,068

For periods prior to the adoption of CECL, loans were evaluated for impairment and may have been classified as impaired when management believed it was probable that the Company would not collect all the contractual interest and principal payments as scheduled in the loan agreement. Under previously applicable GAAP, a specific reserve amount was allocated to the ACL for individual loans that had been classified as impaired based on management's estimate of the fair value of the collateral for collateral dependent loans, an observable market price, or the present value of anticipated future cash flows. The Company accounted for the change in present value attributable to the passage of time in the ACL. Large groups of smaller balance homogeneous loans were collectively evaluated for impairment. Accordingly, the Company did not separately identify individual consumer, real estate or small balance commercial loans for impairment evaluation, unless such loans were subject to a restructuring agreement or had been identified as impaired as part of a larger customer relationship. Based on an evaluation of the Company's historical loss experience on substandard commercial loans, management established the commercial loan threshold for individual impairment evaluation as commercial loan relationships with aggregate balances greater than $500 thousand.

Union Bankshares, Inc. Page 21

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

Occasionally, the Company modifies loans to borrowers experiencing financial difficulty by providing interest rate reductions, term extensions, payment deferrals or principal forgiveness. When principal forgiveness is provided, the amount of forgiveness is charged off against the ACL on loans. The following tables summarize loan modifications to borrowers experiencing financial difficulty by loan class, type of modification and the financial effect of the modifications as of and for the three and six months ended June 30, 2023:

	Interest Rate Reduction
	Three Months Ended June 30, 2023		Six Months Ended June 30, 2023
	Amortized Cost Basis	% of Loan Class	Amortized Cost Basis	% of Loan Class	Financial Effect
			(Dollars in thousands)
Non-residential commercial real estate	$—	—%	$413	0.14%	Reduced weighted average contractual interest rate from 8.75% to 6.85%
Multi-family residential real estate	—	—%	446	0.45%	Reduced weighted average contractual interest rate from 9.25% to 7.75%

	Payment Delay
	Three Months Ended June 30, 2023		Six Months Ended June 30, 2023
	Amortized Cost Basis	% of Loan Class	Amortized Cost Basis	% of Loan Class	Financial Effect
	(Dollars in thousands)
Non-residential commercial real estate	$3,383	1.17%	$3,383	1.17%	Modification allowed for 7 months of interest only payments with remaining balances due at maturity.

Union Bankshares, Inc. Page 22

The following table presents the performance of loans as of June 30, 2023 that have been modified in the last twelve months:

June 30, 2023	Current	Past Due 30-89 Days	Past Due 90 Days and Over
	(Dollars in thousands)
Non-residential commercial real estate	$3,796	$—	$—
Multi-family residential real estate	446	—	—

There were no loans to borrowers experiencing financial difficulty that were modified within the previous twelve months that had subsequently defaulted during the three and six months ended June 30, 2023. Loans are considered defaulted at 90 days past due.

At June 30, 2023, the Company was not committed to lend any additional funds to borrowers experiencing financial difficulty for which the Company modified the terms of the loans in the form of principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay, or a term extension.

Note 8.  Stock Based Compensation
Under the Union Bankshares, Inc. 2014 Equity Incentive Plan, as amended in May 2022, a total of 150,000 shares of the Company’s common stock have been reserved since inception of the Plan for equity awards of incentive stock options, nonqualified stock options, restricted stock and RSUs to eligible officers and (except for awards of incentive stock options) nonemployee directors. Shares available for issuance of awards under the 2014 Equity Plan consist of unissued shares of the Company’s common stock and/or shares held in treasury. As of June 30, 2023, there were outstanding grants of RSUs under the 2014 Equity Plan as noted in the table below.

RSUs. Each outstanding RSU represents the right to receive one share of the Company's common stock upon satisfaction of applicable vesting conditions. The general terms of the awards are described in the Company's 2022 Annual Report. Prior to vesting, the RSUs do not earn dividends or dividend equivalents, nor do they bear any voting rights.
The following table summarizes the RSUs awarded to Company executives in 2021, 2022 and 2023, and the number of such RSUs remaining unvested as of June 30, 2023:

	Number of RSUs Granted	Weighted Average Grant Date Fair Value	Number of Unvested RSUs
2021 Award	17,685	$26.73	1,745
2022 Award	15,705	31.99	7,593
2023 Award	19,282	26.90	18,788
Total	52,672		28,126
Unrecognized compensation expense related to the unvested RSUs as of June 30, 2023 and 2022 was $397 thousand and $372 thousand, respectively, and $297 thousand as of December 31, 2022.
On May 17, 2023, the Company's board of directors, as a component of total director compensation, granted an aggregate of 3,872 RSUs to the Company's non-employee directors. Each RSU represents the right to receive one share of the Company's common stock upon satisfaction of applicable vesting conditions. The RSUs will vest in May 2024, subject to continued board service through the vesting date, other than in the case of the director's death or disability. Prior to vesting, the RSUs do not earn dividends or dividend equivalents, nor do they bear any voting rights. Unrecognized director compensation expense related to the unvested RSUs as of June 30, 2023 was $73 thousand.

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

Union Bankshares, Inc. Page 23

The Company used the proceeds primarily to provide additional Tier 1 capital to the Company's wholly-owned subsidiary, Union Bank, to support its growth and for other general corporate purposes.
The unamortized issuance costs of the Notes were $278 thousand and $295 thousand at June 30, 2023 and December 31, 2022, respectively. The Company recorded $9 thousand and $17 thousand of issuance costs in interest expense for the three and six months ended June 30, 2023 and 2022, respectively. The Notes are presented net of unamortized issuance costs in the consolidated balance sheets.

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

As of the balance sheet dates, the components of Accumulated OCI, net of tax, were:

	June 30, 2023	December 31, 2022
	(Dollars in thousands)
Net unrealized losses on investment securities AFS	$(36,251)	$(37,419)

The following tables disclose the tax effects allocated to each component of OCI for the three and six months ended June 30:

	Three Months Ended
	June 30, 2023			June 30, 2022
	Before-Tax Amount	Tax Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax Benefit/Expense	Net-of-Tax Amount
Investment securities AFS:	(Dollars in thousands)
Net unrealized holding losses arising during the period on investment securities AFS	$(3,465)	$728	$(2,737)	$(13,885)	$2,916	$(10,969)
Reclassification adjustment for net gains on investment securities AFS realized in net income	—	—	—	(5)	1	(4)
Total other comprehensive loss	$(3,465)	$728	$(2,737)	$(13,890)	$2,917	$(10,973)

	Six Months Ended
	June 30, 2023			June 30, 2022
	Before-Tax Amount	Tax Expense	Net-of-Tax Amount	Before-Tax Amount	Tax Benefit/Expense	Net-of-Tax Amount
Investment securities AFS:	(Dollars in thousands)
Net unrealized holding gains (losses) arising during the period on investment securities AFS	$1,478	$(310)	$1,168	$(33,952)	$7,130	$(26,822)
Reclassification adjustment for net gains on investment securities AFS realized in net income	—	—	—	(31)	6	(25)
Total other comprehensive income (loss)	$1,478	$(310)	$1,168	$(33,983)	$7,136	$(26,847)

Union Bankshares, Inc. Page 24

The following table discloses information concerning reclassification adjustments from OCI for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended		Six Months Ended
Reclassification Adjustment Description	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022	Affected Line Item in Consolidated Statement of Income
	(Dollars in thousands)
Investment securities AFS:
Net gains on investment securities AFS	$—	$(5)	$—	$(31)	Net gains on sales of investment securities available-for-sale
Tax expense	—	1	—	6	Provision for income taxes
Total reclassifications	$—	$(4)	$—	$(25)	Net income

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

Union Bankshares, Inc. Page 25

Assets measured at fair value on a recurring basis at June 30, 2023 and December 31, 2022, segregated by fair value hierarchy level, are summarized below:

	Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2023:	(Dollars in thousands)
Debt securities AFS:
U.S. Government-sponsored enterprises	$38,868	$2,569	$36,299	$—
Agency mortgage-backed	157,340	—	157,340	—
State and political subdivisions	65,229	—	65,229	—
Corporate	6,100	—	6,100	—
Total debt securities	$267,537	$2,569	$264,968	$—

Other investments:
Mutual funds	$1,378	$1,378	$—	$—

December 31, 2022:
Debt securities AFS:
U.S. Government-sponsored enterprises	$39,245	$2,551	$36,694	$—
Agency mortgage-backed	164,432	—	164,432	—
State and political subdivisions	40,466	—	40,466	—
Corporate	6,124	—	6,124	—
Total debt securities	$250,267	$2,551	$247,716	$—

Other investments:
Mutual funds	$1,264	$1,264	$—	$—
There were no transfers in or out of Levels 1 and 2 during the three and six months ended June 30, 2023 or the year ended December 31, 2022, nor were there any Level 3 assets at any time during these periods. Certain other assets and liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Assets and liabilities measured at fair value on a nonrecurring basis in periods after initial recognition, such as collateral dependent individually evaluated loans, MSRs and OREO, were not considered material at June 30, 2023 or December 31, 2022. The Company has not elected to apply the fair value method to any financial assets or liabilities other than those situations where other accounting pronouncements require fair value measurements.

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

Union Bankshares, Inc. Page 26

As of the balance sheet dates, the estimated fair values and related carrying amounts of the Company's significant financial instruments were as follows:

	June 30, 2023
	Fair Value Measurements
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$35,803	$35,803	$35,803	$—	$—
Interest bearing deposits in banks	15,183	15,183	—	15,183	—
Investment securities	268,915	268,915	3,947	264,968	—
Loans held for sale	3,145	3,192	—	3,192	—
Loans, net
Residential real estate	379,023	343,012	—	—	343,012
Construction real estate	98,981	96,915	—	—	96,915
Commercial real estate	386,655	361,177	—	—	361,177
Commercial	40,967	37,776	—	—	37,776
Consumer	2,571	2,522	—	—	2,522
Municipal	22,115	20,801	—	—	20,801
Accrued interest receivable	3,801	3,801	—	1,385	2,416
Nonmarketable equity securities	5,694	N/A	N/A	N/A	N/A
Financial liabilities
Deposits
Noninterest bearing	$238,636	$238,636	$238,636	$—	$—
Interest bearing	633,019	633,019	633,019	—	—
Time	252,031	248,386	—	248,386	—
Borrowed funds
Short-term	25,200	25,114	—	25,114	—
Long-term	95,349	95,028	—	95,028	—
Subordinated notes	16,222	13,951	—	13,951	—
Accrued interest payable	977	977	—	977	—

Union Bankshares, Inc. Page 27

	December 31, 2022
	Fair Value Measurements
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$37,885	$37,885	$37,885	$—	$—
Interest bearing deposits in banks	16,428	16,428	—	16,428	—
Investment securities	251,531	251,531	3,815	247,716	—
Loans held for sale	1,178	1,202	—	1,202	—
Loans, net
Residential real estate	350,507	319,066	—	—	319,066
Construction real estate	95,723	94,231	—	—	94,231
Commercial real estate	373,990	358,897	—	—	358,897
Commercial	40,729	38,588	—	—	38,588
Consumer	2,197	2,161	—	—	2,161
Municipal	88,008	86,306	—	—	86,306
Accrued interest receivable	4,163	4,163	—	1,014	3,149
Nonmarketable equity securities	2,816	N/A	N/A	N/A	N/A
Financial liabilities
Deposits
Noninterest bearing	$286,145	$286,145	$286,145	$—	$—
Interest bearing	762,722	762,722	762,722	—	—
Time	153,045	149,166	—	149,166	—
Short-term borrowed funds	50,000	49,997	—	49,997	—
Subordinated notes	16,205	14,037	—	14,037	—
Accrued interest payable	354	354	—	354	—
The carrying amounts in the preceding tables are included in the consolidated balance sheets under the applicable captions. Accrued interest receivable and nonmarketable equity securities are included in Other assets in the consolidated balance sheets.

Note 12. Subsequent Events
Subsequent events represent events or transactions occurring after the balance sheet date but before the financial statements are issued. Financial statements are considered “issued” when they are widely distributed to shareholders and others for general use and reliance in a form and format that complies with GAAP. Events occurring subsequent to June 30, 2023 have been evaluated as to their potential impact to the consolidated financial statements.
On July 19, 2023, the Company declared a regular quarterly cash dividend of $0.36 per share, payable August 3, 2023, to stockholders of record on July 29, 2023.

Union Bankshares, Inc. Page 28

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
GENERAL
The following discussion and analysis focuses on those factors that, in management's view, had a material effect on the financial position of the Company as of June 30, 2023 and December 31, 2022, and its results of operations for the three and six months ended June 30, 2023 and 2022. This discussion is being presented to provide a narrative explanation of the consolidated financial statements and should be read in conjunction with the consolidated financial statements and related notes and with other financial data appearing elsewhere in this filing and with the Company's 2022 Annual Report. In the opinion of the Company's management, the interim unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments and disclosures necessary to fairly present the Company's consolidated financial position and results of operations for the interim periods presented. Management is not aware of the occurrence of any events after June 30, 2023 which would materially affect the information presented.
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
Forward-looking statements are based on the current assumptions underlying the statements and other information with respect to the beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions of management and the financial condition, results of operations, future performance and business are only expectations of future results. Although the Company believes that the expectations reflected in the Company’s forward-looking statements are reasonable when made, the Company’s actual results could differ materially from those projected in the forward-looking statements as a result of, among other factors, changes in interest rates; competitive pressures from other financial institutions; general economic conditions on a national basis or in the local markets in which the Company operates; downgrades of U.S. government securities; eroding public confidence in the banking system; changes in consumer behavior due to changing political, business and economic conditions, including concerns about inflation, or legislative or regulatory initiatives; changes in the value of securities and other assets in the Company’s investment portfolio; increases in loan and lease default and charge-off rates; the adequacy of the ACL; decreases in deposit levels that necessitate increases in borrowing to fund loans and investments; operational risks including, but not limited to, cybersecurity incidents, fraud, natural disasters and future pandemics; changes in regulation, war, terrorism, civil unrest; changes in economic assumptions and adverse economic developments; the risk that goodwill and intangibles recorded in the Company’s financial statements will become impaired; changes in assumptions used in making such forward-looking statements; and the other risks and uncertainties detailed in the Company’s 2022 Annual Report.
In addition to the uncertainties detailed in the Company's 2022 Annual Report the turmoil and volatility in the financial services industry, including failures of other depository institutions could affect the ability of other depository institutions, including Union, to attract and retain depositors, and could affect the ability of financial service providers, including the Company, to borrow or raise capital.
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

Union Bankshares, Inc. Page 29

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

OVERVIEW
The banking industry has experienced significant volatility during the first six months of 2023 with three high-profile bank failures and industry wide concerns related to liquidity, deposit outflows, unrealized securities losses and eroding consumer confidence in the banking system. Despite these negative industry developments, the Company’s financial position remains strong, supported by a diverse deposit base, a strong liquidity position, excellent asset quality, and regulatory capital in excess of all required levels.
Despite the strong financial footing discussed above, the Company's earnings have been impacted by the inverted yield curve, as deposit and funding costs have risen at a faster pace than assets have repriced, which has resulted in compression of the net interest margin. The net interest margin was 3.05% for the six months ended June 30, 2023 compared to 3.23% for the six months ended June 30, 2022. We have taken, and continue to take, actions to manage the net interest margin, including but not limited to, remaining price disciplined on loan and deposit pricing, the use of brokered and retail CDs when appropriate to reduce our exposure to rising short-term interest rates, and maximizing our balance sheet collateral (i.e. loans and investment securities) to obtain wholesale funding in a cost effective way to fund loan growth.
Concerns over interest rate levels, energy prices, domestic and global policy issues, the recent downgrade of U.S. treasury securities, trade policy in the U.S. and geopolitical events, as well as the implications of those events on the markets in general, add to the global uncertainty. These items in combination with global economic conditions, fiscal and monetary policy and the level of regulatory and government scrutiny of financial institutions, will continue to impact our results in 2023 and beyond.
In addition to the global issues, the State of Vermont suffered a historical flood from July 7-12, 2023. Many towns impacted are located in the communities served by Union Bank. This flood has devastated many businesses, individuals, and municipalities. While clean up and recovery have begun and progress is being made, it will be quite some time before many of the affected homes, businesses, and infrastructure are repaired. Union has proactively reached out to customers affected by the flood to assess the impact to borrowers and provide necessary resources where needed. To date, approximately 20 customers have indicated they have been impacted by the storms and/or floods. These customers are in the early stages of assessing the impact to their homes or businesses. We are not aware of any significant loan loss to the Company resulting from the flooding. The Company sustained water damage at two branch locations, located in Jeffersonville and Johnson, Vermont. The Jeffersonville branch has re-opened to serve customers, and the Johnson branch has re-opened the drive up window while the lobby remains closed to continue clean up and repair efforts. The clean up and repair of these two locations is not expected to have a significant financial impact on the Company as both locations were sufficiently insured. A major disaster declaration request was made by Vermont's Governor and approved by the President which will provide funding under various federal public assistance and individual assistance programs.

Union Bankshares, Inc. Page 30

Consolidated net income decreased $232 thousand, or 7.9%, to $2.7 million for the second quarter of 2023 compared to $2.9 million for the second quarter of 2022 due to the combined effects of a decrease of $53 thousand in net interest income and an increase of $654 thousand in noninterest expenses, partially offset by a decrease of $96 thousand in credit loss expense, an increase of $204 thousand in noninterest income, and a decrease of $175 thousand in income tax expense.
Consolidated net income increased $263 thousand, or 4.9%, to $5.7 million for the six months ended June 30, 2023 compared to $5.4 million for the six months ended June 30, 2022 due to the combined effects of increases in net interest income of $1.0 million and noninterest income of $259 thousand and decreases in credit loss expense of $22 thousand and income tax expense of $138 thousand, partially offset by an increase in noninterest expenses of $1.1 million.
At June 30, 2023, the Company had total consolidated assets of $1.33 billion, including gross loans and loans held for sale (total loans) of $938.7 million, deposits of $1.12 billion, borrowed funds of $120.5 million, subordinated debt of $16.2 million and stockholders' equity of $59.1 million.
The Company's total capital increased to $59.1 million at June 30, 2023 from $55.2 million at December 31, 2022. This increase primarily reflects a decrease of $1.2 million in accumulated other comprehensive loss and net income of $5.7 million, partially offset by regular cash dividends declared of $3.2 million for the first six months of 2023. (See Capital Resources on page 46.) These changes also resulted in an increase in the Company's book value per share to $13.10 at June 30, 2023 from $12.25 as of December 31, 2022.
The following unaudited per share information and key ratios depict several measurements of performance or financial condition at or for the three and six months ended June 30, 2023 and 2022, respectively:

	Three Months Ended or At June 30,		Six Months Ended or At June 30,
	2023	2022	2023	2022
Return on average assets (1)	0.79%	0.94%	0.84%	0.88%
Return on average equity (1)	17.98%	18.30%	19.40%	15.01%
Net interest margin (1)(2)	2.96%	3.28%	3.05%	3.23%
Efficiency ratio (3)	73.78%	69.48%	72.11%	71.21%
Net interest spread (4)	2.62%	3.18%	2.72%	3.13%
Loan to deposit ratio	83.54%	74.50%	83.54%	74.50%
Net loan charge-offs to average loans not held for sale (1)	—%	—%	—%	—%
ACL on loans to loans not held for sale	0.72%	1.02%	0.72%	1.02%
Nonperforming assets to total assets (5)	0.15%	0.13%	0.15%	0.13%
Equity to assets	4.42%	5.03%	4.42%	5.03%
Total capital to risk weighted assets	13.48%	14.33%	13.48%	14.33%
Book value per share	$13.10	$13.34	$13.10	$13.34
Basic earnings per share	$0.60	$0.65	$1.26	$1.20
Diluted earnings per share	$0.60	$0.65	$1.26	$1.20
Dividends paid per share	$0.36	$0.35	$0.72	$0.70
Dividend payout ratio (6)	60.00%	53.85%	57.14%	58.33%
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

Union Bankshares, Inc. Page 31

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
Interest earned on average earning assets for the three months ended June 30, 2023 was $13.8 million compared to $10.4 million for the three months ended June 30, 2022, an increase of $3.4 million, or 32.7%. The average earning asset base increased $136.2 million between periods and the average yield on average earning assets increased 68 bps to 4.21% for the three months ended June 30, 2023 compared to 3.53% for the three months ended June 30, 2022.
The average yield on federal funds sold and overnight deposits increased 284 bps between the three month comparison periods due to an increase in the interest rate paid on balances maintained in Union's master account at the FRB. Interest income on investment securities increased $409 thousand between the three month comparison periods due to an increase of $24.1 million in the average balance of the portfolio and an increase of 44 bps in the average yield.
Interest income on loans increased $2.9 million between the three month comparison periods due to an increase in the average volume of loans outstanding of $146.2 million and an increase of 54 bps in the average yield. Loan demand has remained strong during 2023 despite increases in interest rates and low housing inventory.
Average interest bearing liabilities increased $207.1 million between the three month comparison periods due to growth in customer deposit balances, utilization of brokered deposits included in time deposits, and an increase in borrowed funds. The average rate paid on interest bearing liabilities increased 124 bps to 1.59% for the second quarter of 2023 compared to 0.35% for the second quarter of 2022. Interest expense increased $3.5 million, to $4.2 million the three months ended June 30, 2023 compared to $733 thousand the three months ended June 30, 2022. Higher rates paid on customer deposit accounts and utilization of higher cost funding of brokered deposits and advances from the FHLB were drivers of the increase in interest expense.
The net interest spread decreased 56 bps to 2.62% for the second quarter of 2023, from 3.18% for the same period last year, reflecting the net effect of the 124 bps increase in the average rate paid on interest bearing liabilities, which was only partially offset by the 68 bps increase in the average yield earned on interest earning assets between periods. The net interest margin decreased 32 bps during the second quarter of 2023 compared to the same period last year as a result of the changes discussed above.
Net interest income was $19.6 million, on a fully tax equivalent basis for the six months ended June 30, 2023 compared to $18.6 million for the six months ended June 30, 2022, an increase of $959 thousand, or 5.15%. The average volume of earning assets increased $143.1 million and the average yield on earning assets increased 66 bps to 4.15% compared to 3.49% for the comparison period. Interest income on investment securities increased $802 thousand between the six month comparison periods due to an increase of $23.7 million in the average balance of the portfolio and an increase of 43 bps in the average yield. Average loans increased $151.8 million, or 18.50%, to $972.3 million for the six months ended June 30, 2023. The increases in average loan volume and average yield resulted in a $5.6 million increase in interest income on loans between periods.

The average cost of funds increased 107 bps to 1.43% for the six months ended June 30, 2023 compared to 0.36% for the six months ended June 30, 2022. Interest expense increased $5.8 million, to $7.3 million for the six months ended June 30, 2023 compared to $1.5 million for the six months ended June 30, 2022. The increases in the average cost of funds and in interest expense were due to an increase of $178.1 million in the average balance of interest bearing liabilities and increases in average rates paid in all liability categories between periods, with the exception of the Company's subordinated notes. Management expects the average cost of funds to increase over the next quarter as customers may continue to expect higher rates on their deposit accounts in light of the recent increases in prevailing interest rates, and as the Company continues to rely on higher cost wholesale funding.

During the first six months of 2023, Union, like many other financial institutions, offered higher rate paying time deposit specials to attract new deposit dollars and retain existing customer deposits. Although some new money was obtained, a shift of funds from non-maturity deposits to time deposit specials occurred. Interest expense on time deposits increased $3.1 million to $3.4 million for the six months ended June 30, 2023 compared to $230 thousand for the six months ended June 30, 2022 due to increases in the average volume of $120.8 million and 256 bps in the average rate paid. Despite a decrease of $56.6 million in the average balance of savings/money market accounts, interest expense increased $639 thousand between the six month comparison periods due to an increase of 34 bps in the average rate paid.

Union Bankshares, Inc. Page 32

The net interest spread decreased 41 bps to 2.72% for the six months ended June 30, 2023, from 3.13% for the same period last year, reflecting the net effect of the 107 bps increase in the average rate paid on interest bearing liabilities, partially offset by the 66 bps increase in the average yield earned on interest earning assets between periods. The net interest margin decreased 18 bps for the six months ended June 30, 2023 compared to the same period last year as a result of the changes discussed above.

The following tables show for the periods indicated the total amount of tax equivalent interest income recorded from average interest earning assets, the related average tax equivalent yields, the tax equivalent interest expense associated with average interest bearing liabilities, the related tax equivalent average rates paid, and the resulting tax equivalent net interest spread and margin.

	Three Months Ended June 30,
	2023			2022
	Average Balance (1)	Interest Earned/ Paid	Average Yield/ Rate	Average Balance (1)	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Average Assets:
Federal funds sold and overnight deposits	$12,201	$110	3.56%	$51,835	$94	0.72%
Interest bearing deposits in banks	16,061	102	2.56%	13,705	37	1.07%
Investment securities (2), (3)	316,561	1,668	2.23%	292,483	1,259	1.79%
Loans, net (2), (4)	981,910	11,876	4.89%	835,760	9,010	4.35%
Nonmarketable equity securities	4,089	47	4.58%	888	4	2.00%
Total interest earning assets (2)	1,330,822	13,803	4.21%	1,194,671	10,404	3.53%
Cash and due from banks	4,401			4,321
Premises and equipment	20,186			21,200
Other assets	12,060			22,763
Total assets	$1,367,469			$1,242,955
Average Liabilities and Stockholders' Equity:
Interest bearing checking accounts	$316,462	564	0.71%	$282,679	154	0.22%
Savings/money market accounts	385,689	623	0.65%	442,304	326	0.30%
Time deposits	255,211	2,112	3.32%	103,386	111	0.43%
Borrowed funds and other liabilities	78,053	743	3.77%	6	—	0.47%
Subordinated notes	16,218	143	3.53%	16,184	142	3.52%
Total interest bearing liabilities	1,051,633	4,185	1.59%	844,559	733	0.35%
Noninterest bearing deposits	240,882			320,828
Other liabilities	14,920			13,491
Total liabilities	1,307,435			1,178,878
Stockholders' equity	60,034			64,077
Total liabilities and stockholders’ equity	$1,367,469			$1,242,955
Net interest income		$9,618			$9,671
Net interest spread (2)			2.62%			3.18%
Net interest margin (2)			2.96%			3.28%

Union Bankshares, Inc. Page 33

	Six Months Ended June 30,
	2023			2022
	Average Balance (1)	Interest Earned/ Paid	Average Yield/ Rate	Average Balance (1)	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Average Assets:
Federal funds sold and overnight deposits	$13,597	$214	3.13%	$51,493	$113	0.44%
Interest bearing deposits in banks	16,589	209	2.54%	13,532	70	1.04%
Investment securities (2), (3)	313,444	3,255	2.19%	289,764	2,453	1.76%
Loans, net (2), (4)	972,271	23,081	4.82%	820,502	17,484	4.33%
Nonmarketable equity securities	3,338	88	5.31%	891	10	2.24%
Total interest earning assets (2)	1,319,239	26,847	4.15%	1,176,182	20,130	3.49%
Cash and due from banks	4,519			4,506
Premises and equipment	20,295			21,358
Other assets	10,838			29,329
Total assets	$1,354,891			$1,231,375
Average Liabilities and Stockholders' Equity:
Interest bearing checking accounts	$315,315	1,070	0.68%	$281,256	302	0.22%
Savings/money market accounts	406,946	1,319	0.65%	443,664	680	0.31%
Time deposits	225,655	3,353	3.00%	104,869	230	0.44%
Borrowed funds and other liabilities	59,894	1,227	4.08%	3	—	0.47%
Subordinated notes	16,213	285	3.54%	16,179	284	3.54%
Total interest bearing liabilities	1,024,023	7,254	1.43%	845,971	1,496	0.36%
Noninterest bearing deposits	257,269			301,123
Other liabilities	15,073			12,162
Total liabilities	1,296,365			1,159,256
Stockholders' equity	58,526			72,119
Total liabilities and stockholders’ equity	$1,354,891			$1,231,375
Net interest income		$19,593			$18,634
Net interest spread (2)			2.72%			3.13%
Net interest margin (2)			3.05%			3.23%
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

Union Bankshares, Inc. Page 34

Tax exempt interest income amounted to $966 thousand and $493 thousand for the three months ended June 30, 2023 and 2022, respectively, and $1.8 million and $995 thousand for the six months ended June 30, 2023 and 2022, respectively. The following table presents the effect of tax exempt income on the calculation of net interest income, using a marginal federal corporate income tax rate of 21% for the 2023 and 2022 three and six month comparison periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in thousands)
Net interest income, as presented	$9,618	$9,671	$19,593	$18,634
Effect of tax-exempt interest
Investment securities	98	49	176	98
Loans	85	60	165	122
Net interest income, tax equivalent	$9,801	$9,780	$19,934	$18,854

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
•changes in rate (change in rate multiplied by prior volume); and
•total change in rate and volume.

Changes attributable to both rate and volume have been allocated proportionately to the change due to volume and the change due to rate.

	Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022 Increase/(Decrease) Due to Change In			Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022 Increase/(Decrease) Due to Change In
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in thousands)
Interest earning assets:
Federal funds sold and overnight deposits	$(119)	$135	$16	$(140)	$241	$101
Interest bearing deposits in banks	6	59	65	18	121	139
Investment securities	88	321	409	181	621	802
Loans, net	1,688	1,178	2,866	3,465	2,132	5,597
Nonmarketable equity securities	31	12	43	51	27	78
Total interest earning assets	$1,694	$1,705	$3,399	$3,575	$3,142	$6,717
Interest bearing liabilities:
Interest bearing checking accounts	$20	$390	$410	$40	$728	$768
Savings/money market accounts	(47)	344	297	(60)	699	639
Time deposits	359	1,642	2,001	514	2,609	3,123
Borrowed funds	743	—	743	1,227	—	1,227
Subordinated notes	1	—	1	1	—	1
Total interest bearing liabilities	$1,076	$2,376	$3,452	$1,722	$4,036	$5,758
Net change in net interest income	$618	$(671)	$(53)	$1,853	$(894)	$959

Credit Loss Expense (Benefit). The Company adopted ASU No. 2016-13 to account for the ACL, effective January 1, 2023. As such, ACL and credit loss expense as of and for the three and six months ended June 30, 2023 were accounted for under CECL in accordance with the ASU. In accordance with previously applicable GAAP, the ACL and credit loss expense as of and for the three and six months ended June 30, 2022 were accounted for under the incurred loss methodology. Refer to Note 1, Summary of Significant Accounting Policies for a description of the Company's accounting policies for the ACL.

Union Bankshares, Inc. Page 35

Credit loss (benefit) expense was made up of the following components for the following periods:

	For The Three Months Ended June 30,		For the Six Months Ended June 30,
	2023 (CECL)	2022 (Incurred Loss)	2023 (CECL)	2022 (Incurred Loss)
	(Dollars in thousands)
Credit loss benefit for loans	$(151)	$—	$(61)	$—
Credit loss expense for off-balance sheet credit exposures	55	—	39	—
Credit loss benefit, net	$(96)	$—	$(22)	$—

Noninterest Income. The following table sets forth the components of noninterest income and changes between the three and six month comparison periods of 2023 and 2022:

	For The Three Months Ended June 30,				For the Six Months Ended June 30,
	2023	2022	$ Variance	% Variance	2023	2022	$ Variance	% Variance
	(Dollars in thousands)
Wealth management income	$240	$217	$23	10.6	$451	$426	$25	5.9
Service fees	1,740	1,738	2	0.1	3,434	3,373	61	1.8
Net gains on sales of loans held for sale	306	286	20	7.0	500	300	200	66.7
Income from Company-owned life insurance	109	107	2	1.9	216	289	(73)	(25.3)
Other income	32	68	(36)	(52.9)	65	150	(85)	(56.7)
Net gains (losses) on other investments	56	(142)	198	(139.4)	102	(60)	162	(270.0)
Net gains on sales of investment securities AFS	—	5	(5)	(100.0)	—	31	(31)	(100.0)
Total noninterest income	$2,483	$2,279	$204	9.0	$4,768	$4,509	$259	5.7

The significant changes in noninterest income for the three and six months ended June 30, 2023 compared to the same periods of 2022 are described below:
•Wealth management income: Wealth management income increased as managed fiduciary accounts grew between June 30, 2023 and 2022, as did the value of assets within those accounts.
•Service fees. Service fees increased $61 thousand for the six months ended June 30, 2023, compared to the same period in 2022 primarily due to increases of $17 thousand in overdraft fee income, $13 thousand in loan servicing fee income, and $31 thousand in ATM network fees.
•Net gains on sales of loans held for sale. Residential mortgage loans totaling $17.8 million and $29.6 million were sold during the three and six months ended June 30, 2023, respectively, compared to sales of $18.0 million and $34.4 million during the same periods in 2022, respectively. The increases of $20 thousand and $200 thousand in net gains on sales of loans held for sale despite the lower sales volumes for the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022 reflect higher premiums obtained on sales in 2023 and $31 thousand of recapture on gains from 2021 recorded in the first quarter of 2022 that did not recur in 2023.
•Income from Company-owned life insurance. Death benefit proceeds of $77 thousand were received in the first quarter of 2022 that did not repeat in 2023.
•Other income. The decrease in Other income during the three and six month comparison periods primarily reflects $42 thousand and $86 thousand in prepayment penalties for the three and six months ended June 30, 2022 that did not recur for the same periods in 2023.
•Net gains (losses) on other investments. Participants in the 2020 Amended and Restated Nonqualified Excess Plan elect to defer receipt of current compensation from the Company or its subsidiary and select designated reference investments consisting of investment funds. The performance of those funds, over which the Company has no control, resulted in net

Union Bankshares, Inc. Page 36

gains of $56 thousand and $102 thousand for the three and six months ended June 30, 2023, respectively, and net losses of $142 thousand and $60 thousand for the three and six months ended June 30, 2022, respectively.

Noninterest Expense. The following table sets forth the components of noninterest expense and changes between the three and six month comparison periods ended June 30, 2023 and 2022:

	For The Three Months Ended June 30,				For the Six Months Ended June 30,
	2023	2022	$ Variance	% Variance	2023	2022	$ Variance	% Variance
	(Dollars in thousands)
Salaries and wages	$3,673	$3,520	$153	4.3	$7,175	$6,930	$245	3.5
Employee benefits	1,471	1,295	176	13.6	2,848	2,600	248	9.5
Occupancy expense, net	482	462	20	4.3	1,060	989	71	7.2
Equipment expense	882	934	(52)	(5.6)	1,779	1,850	(71)	(3.8)
Professional fees	250	217	33	15.2	519	433	86	19.9
FDIC insurance assessment	283	146	137	93.8	467	273	194	71.1
Advertising and public relations	192	170	22	12.9	335	278	57	20.5
Vermont franchise tax	289	268	21	7.8	578	529	49	9.3
Training and development	69	24	45	187.5	119	79	40	50.6
Communication expense	104	78	26	33.3	190	156	34	21.8
Amortization of MSRs, net	77	114	(37)	(32.5)	201	289	(88)	(30.4)
ATM and debit card expense	261	254	7	2.8	534	457	77	16.8
Other losses	51	8	43	537.5	90	19	71	373.7
Board related expenses	122	156	(34)	(21.8)	236	291	(55)	(18.9)
Other expenses	857	763	94	12.3	1,682	1,525	157	10.3
Total noninterest expense	$9,063	$8,409	$654	7.8	$17,813	$16,698	$1,115	6.7

The significant changes in noninterest expense for the three and six months ended June 30, 2023 compared to the same periods in 2022 are described below:
•Salaries and wages. Salaries and wages increased $153 thousand and $245 thousand for the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022 primarily due to annual salary adjustments for the 2023 fiscal year.
•Employee benefits. Employee benefit expense increased $176 thousand for the three months ended June 30, 2023 compared to the same period in 2022 primarily due to increases of $16 thousand in payroll taxes, and $201 thousand in Company's deferred compensation plans, partially offset by a decrease of $48 thousand in premium expense for the Company's medical and dental plans. The increase of $248 thousand for the six months ended June 30, 2023 compared to the same period in 2022 was primarily due to increases of $138 thousand in employee benefits related to the Company's deferred compensation plans and $136 thousand in premium expense for the Company's medical and dental plans between periods, partially offset by a decrease of $19 thousand in retirement plan contributions.
•Occupancy expense, net. The increase in occupancy expense for the three and six month comparison periods is due to increases in utilities and repair and maintenance expenses. Also, lease expense increased $14 thousand and $41 thousand during the three and six month comparison periods, respectively, primarily due to a new lease for a full service branch location in North Conway, NH.
•Equipment expense. Equipment expenses decreased between periods primarily due to a decrease of $58 thousand and $108 thousand in office equipment and ATM depreciation expense during the three and six month comparison periods, respectively, related to the timing of ATM and equipment replacement purchases. These decreases were partially offset by increases in software license and maintenance costs.
•Professional fees. Professional fees increased $33 thousand and $86 thousand for the three and six month comparison periods, respectively, due to annual increases in engagement fees and payment for additional tax consulting services and internal audit expenses.

Union Bankshares, Inc. Page 37

•FDIC insurance assessment. The FDIC insurance assessment increased by $137 thousand and $194 thousand during the three and six month comparison periods, respectively, primarily due to an increase in the assessment rate as well as overall growth in net assets.
•Advertising and public relations. The increase in advertising and public relations costs primarily related to advertising campaigns and product specific advertising in 2023 that did not occur in 2022.
•Vermont franchise tax. The increase in expense between the three and six month comparison periods was due to the increase in average deposit balances for customer accounts allocated to Vermont.
•Training and development. Training and development events that were suspended or held as virtual events in the prior year due to the impacts of COVID-19 have resumed in-person, resulting in increased expense of $45 thousand and $40 thousand for the three and six month comparison periods, respectively.
•Communication expense. The increase in expense between three and six month comparison periods was due to the increase in remote ATM telecommunication expense.
•Amortization from MSRs, net. Income from MSRs is derived from servicing rights acquired through the sale of loans where servicing is retained. Capitalized servicing rights are initially recorded at fair value and amortized in proportion to, and over the period of, the estimated future servicing period of the underlying mortgages. The amortization of MSRs exceeded new capitalized MSRs which resulted in net expense of $77 thousand and $201 thousand for the three and six months ended June 30, 2023, respectively, and $114 thousand and $289 thousand for the three and six months ended June 30, 2022, respectively.
•ATM and debit card expenses. The increase between comparison periods relates to increases in the volume of ATM and debit card transactions and new card issuance costs.
•Other losses. Other losses primarily consists of debit card fraud on customers accounts and charged off checking accounts. Hackers continue to become more sophisticated and are being more successful in hacking customer debit cards resulting in an increase in losses sustained by the Company. New debit cards are issued to customers whose accounts have been compromised.
•Board related expenses. The decrease in board related expenses for the three and six month comparison periods was due to a reduction in the number of board members from ten to nine as a result of the retirement of two directors in May 2022 and one replacement elected to the Company's Board of Directors in May 2023.
Provision for Income Taxes. The Company has provided for current and deferred federal income taxes for the three and six months ended June 30, 2023 and 2022. The Company's net provision for income taxes was $435 thousand and $894 thousand, for the three and six months ended June 30, 2023, respectively, compared to $610 thousand and $1.0 million for the same periods in 2022. The Company's effective federal corporate income tax rate was 13.1% and 13.8% for the three and six months ended June 30, 2023 compared to 16.5% and 15.7% for the same period in 2022.
Amortization expense related to limited partnership investments is included as a component of tax expense and amounted to $330 thousand and $661 thousand for the three and six months ended June 30, 2023, respectively, compared to $292 and $548 thousand for the same periods in 2022, respectively. These investments provide tax benefits, including tax credits. Low income housing and rehabilitation tax credits with respect to limited partnership investments are also included as a component of income tax expense and amounted to $347 thousand and $694 thousand for the three and six months ended June 30, 2023, respectively, and $272 thousand and $523 thousand for the three and six months ended June 30, 2022, respectively.

FINANCIAL CONDITION
At June 30, 2023, the Company had total consolidated assets of $1.33 billion, including gross loans and loans held for sale (total loans) of $938.7 million, investment securities AFS of $267.5 million, deposits of $1.12 billion, borrowed funds of $120.5 million, subordinated notes of $16.2 million and stockholders' equity of $59.1 million. The Company’s total assets at June 30, 2023 decreased $1.7 million, or 0.1%, from $1.34 billion at December 31, 2022, and increased $142.8 million, or 12.0%, compared to June 30, 2022.
June 30th marks the end of the fiscal year for the majority of the Company's municipal customers, including school districts, and several customers are required to reduce their outstanding short term debts to zero for at least one day during their fiscal year. The one day requirement traditionally occurs annually on June 30th and as a result the Company experiences a decrease in outstanding loan balances. In many cases monies are transferred from corresponding deposit accounts to pay off these debts so the Company experiences a corresponding decrease in deposit balances as well. These decreases are short term in nature as the loans and deposits for the next municipal fiscal year are recorded within the first few days of July. In July 2023, the Company recorded $53.3 million in new municipal loans.

Union Bankshares, Inc. Page 38

Net loans and loans held for sale decreased $18.9 million, or 2.0%, to $933.5 million, representing 69.9% of total assets at June 30, 2023, compared to $952.3 million, or 71.3% of total assets at December 31, 2022. (See Loans Held for Sale and Loan Portfolio below.)
Total deposits decreased $78.2 million, or 6.5%, to $1.12 billion at June 30, 2023, from $1.20 billion at December 31, 2022. There were decreases in noninterest bearing deposits of $47.5 million, or 16.6%, and interest bearing deposits of $129.7 million, or 17.0%, which were partially offset by an increase in time deposits of $99.0 million, or 64.7%. (See average balances and rates in the Yields Earned and Rates Paid table on pages 33 and 34.)
Borrowed funds, which consist of FHLB advances, were $120.5 million and $50.0 million at June 30, 2023 and December 31, 2022, respectively. (See Borrowings on page 44.)
Stockholders’ equity increased from $55.2 million at December 31, 2022 to $59.1 million at June 30, 2023, reflecting a decrease of $1.2 million in accumulated other comprehensive loss due to an increase in the fair market value of the Company's AFS investment securities, net income of $5.7 million for the first six months of 2023, an increase of $218 thousand from stock based compensation, a $37 thousand increase to retained earnings from the impact of adoption of ASU No. 2016-13 and a $41 thousand increase due to the issuance of common stock under the DRIP. These increases were partially offset by cash dividends declared of $3.2 million and stock repurchases of $60 thousand during the six months ended June 30, 2023. (See Capital Resources on page 46.)
Loans Held for Sale and Loan Portfolio. Total loans (including loans held for sale) decreased $20.7 million, or 2.2%, to $938.7 million, representing 70.3% of assets at June 30, 2023, from $959.3 million, representing 71.8% of assets at December 31, 2022. The total loan portfolio at June 30, 2023 increased $116.9 million compared to the June 30, 2022 level of $821.8 million, which represented 68.9% of assets. The Company’s loans consist primarily of adjustable-rate and fixed-rate mortgage loans secured by one-to-four family, multi-family residential or commercial real estate. Real estate secured loans represented $872.8 million, or 93.0% of total loans at June 30, 2023 and $828.2 million, or 86.3% of total loans at December 31, 2022. The net change in the Company's loan portfolio from December 31, 2022 (see table below) resulted primarily from the seasonal decrease in the municipal portfolio discussed above, partially offset by an increase in the volume of construction, residential, and commercial real estate loans.
The composition of the Company's loan portfolio, including loans held for sale, as of June 30, 2023 and December 31, 2022 was as follows:

	June 30, 2023		December 31, 2022
Loan Class	Amount	Percent	Amount	Percent
Residential real estate	(Dollars in thousands)
Non-revolving residential real estate	$363,891	38.8	$335,470	35.0
Revolving residential real estate	16,835	1.8	16,963	1.8
Construction real estate
Commercial construction real estate	53,884	5.7	56,501	5.9
Residential construction real estate	46,604	5.0	40,119	4.2
Commercial real estate
Non-residential commercial real estate	289,379	30.8	282,397	29.4
Multi-family residential real estate	99,014	10.5	95,550	9.9
Commercial	41,252	4.4	40,973	4.3
Consumer	2,572	0.3	2,204	0.2
Municipal	22,105	2.4	87,980	9.2
Loans held for sale	3,145	0.3	1,178	0.1
Total loans	938,681	100.0	959,335	100.0
ACL on loans	(6,780)		(8,339)
Unamortized net loan costs	1,556		1,336
Net loans and loans held for sale	$933,457		$952,332
The Company originates and sells qualified residential mortgage loans in various secondary market avenues to mitigate long-term interest rate risk and generate fee income, with a majority of sales made to the FHLMC/Freddie Mac, generally with servicing rights retained. At June 30, 2023, the Company serviced a $1.02 billion residential real estate mortgage portfolio, of which $3.1 million was held for sale and approximately $635.8 million of which was serviced for unaffiliated third parties.

Union Bankshares, Inc. Page 39

The Company sold $29.6 million of qualified residential real estate loans to the secondary market during the first six months of 2023 compared to sales of $34.4 million during the first six months of 2022. Residential mortgage loan origination activity was strong during the second quarter of 2023. Despite low housing inventory and rising interest rates, purchase activity in the Company's markets continues to be stable with an increase in construction loan activity. The Company originates and sells FHA, VA, and RD residential mortgage loans, and also has an Unconditional Direct Endorsement Approval from HUD which allows the Company to approve FHA loans originated in any of its Vermont or New Hampshire markets without needing prior HUD underwriting approval. The Company sells FHA, VA and RD loans as originated with servicing released. Some of the government backed loans qualify for zero down payments without geographic or income restrictions. These loan products increase the Company's ability to serve the borrowing needs of residents in the communities served, including low and moderate income borrowers, while the loan sales and government guaranty mitigate the Company's exposure to credit risk.
The Company also originates commercial real estate and commercial loans under various SBA, USDA and State sponsored programs which provide a government agency guaranty for a portion of the loan amount. There was $3.0 million guaranteed under these various programs at June 30, 2023 on an aggregate balance of $4.0 million in subject loans. The Company occasionally sells the guaranteed portion of a loan to other financial institutions and retains servicing rights, which generates fee income. There were no commercial loans sold in the first six months of 2023 and 2022. The Company recognizes gains and losses on the sale of the principal portion of these loans as they occur.
The Company serviced $27.6 million of commercial and commercial real estate loans for unaffiliated third parties as of June 30, 2023. This included $26.5 million of commercial or commercial real estate loans the Company originated and participated out to other financial institutions. These loans were participated in the ordinary course of business on a nonrecourse basis, for liquidity or credit concentration management purposes.
The Company capitalizes MSRs for all loans sold with servicing retained. The unamortized balance of MSRs on loans sold with servicing retained was $1.8 million at June 30, 2023, with an estimated market value in excess of the carrying value as of such date. Management periodically evaluates and measures the servicing assets for impairment.
Qualifying residential first mortgage loans and certain commercial real estate loans with a carrying value of $262.8 million were pledged as collateral for borrowings from the FHLB under a blanket lien at June 30, 2023.

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
Repossessed assets, nonaccrual loans, and loans that are 90 days or more past due are considered to be nonperforming assets. The following table details the composition of the Company's nonperforming assets and amounts utilized to calculate certain asset quality ratios monitored by the Company's management as of the balance sheet dates and June 30, 2022:

	June 30, 2023	December 31, 2022	June 30, 2022
	(Dollars in thousands)
Nonaccrual loans	$1,957	$2,211	$1,416
Loans past due 90 days or more and still accruing interest	64	186	109
Total nonperforming assets	$2,021	$2,397	$1,525

Guarantees of U.S. or state government agencies on the above nonperforming loans	$—	$76	$59
TDR loans	$—	$179	$1,888
ACL on loans	$6,780	$8,339	$8,340
Net charge-offs (recoveries)	$3	$(3)	$(4)
Total loans outstanding	$938,681	$959,335	$821,773
Total average loans outstanding	$972,271	$875,528	$820,502

Union Bankshares, Inc. Page 40

The following table shows trends of certain asset quality ratios monitored by the Company's management as of the balance sheet dates and June 30, 2022:

	June 30, 2023	December 31, 2022	June 30, 2022
	(Dollars in thousands)
ACL on loans to total loans outstanding	0.72%	0.87%	1.01%
ACL on loans to nonperforming loans	335.48%	347.89%	546.89%
ACL on loans to nonaccrual loans	346.45%	377.16%	588.98%
Nonperforming loans to total loans	0.22%	0.25%	0.19%
Nonperforming assets to total assets	0.15%	0.18%	0.13%
Nonaccrual loans to total loans	0.21%	0.23%	0.17%
Delinquent loans (30 days to nonaccruing) to total loans	0.25%	0.57%	0.29%
Net charge-offs (recoveries) to total average loans	—%	—%	—%
Commercial	—%	—%	—%
Net recoveries	$—	$(1)	$(1)
Total average loans	$40,793	$43,710	$45,280
Consumer	0.13%	(0.09)%	(0.13)%
Net charge-offs (recoveries)	$3	$(2)	$(3)
Total average loans	$2,336	$2,262	$2,297
All other loan categories did not have charge-offs or recoveries for the periods presented above.

There was one residential real estate loan totaling $40 thousand in process of foreclosure at June 30, 2023 and one residential real estate loan totaling $28 thousand in process of foreclosure at December 31, 2022. The aggregate interest income not recognized on nonaccrual loans approximated $95 thousand as of June 30, 2023 and $59 thousand as of December 31, 2022.
The Company had loans rated substandard that were on performing status totaling $1.3 million at June 30, 2023 and December 31, 2022. In management's view, substandard loans represent a higher degree of risk of becoming nonperforming loans in the future.
Allowance for Credit Losses on Loans. Some of the Company’s loan customers ultimately do not make all of their contractually scheduled payments, requiring the Company to charge off a portion or all of the remaining principal balance due. The Company maintains an ACL to absorb such losses. The level of the ACL on loans at June 30, 2023 represents management's estimate of expected credit losses over the expected life of the loans at the balance sheet date. The Company's policy and methodologies for establishing the ACL on loans for the 2022 comparison period presented are described in the Company's 2022 Annual Report, while the Company's policy and methodologies related to the adoption of CECL as of January 1, 2023 and for the first six months of 2023 are described in the Summary of Significant Accounting Policies in Note 1 to the unaudited interim financial statements included in this report. The Company's ACL on loans was $6.8 million and $8.3 million at June 30, 2023 and December 31, 2022, respectively.
The following table reflects activity in the ACL on loans for the three and six months ended June 30, 2023 and 2022:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in thousands)
Balance at beginning of period	$6,934	$8,336	$8,339	$8,336
Impact of adoption of ASU No. 2016-13	—	—	(1,495)	—
Charge-offs	(4)	(1)	(4)	(2)
Recoveries	1	5	1	6
Net (charge-offs) recoveries	(3)	4	(3)	4
Credit loss benefit	(151)	—	(61)	—
Balance at end of period	$6,780	$8,340	$6,780	$8,340

Union Bankshares, Inc. Page 41

The following table (net of loans held for sale) shows the internal breakdown by risk component of the Company's ACL on loans and the percentage of loans in each category to total loans in the respective portfolios at the dates indicated:

	June 30, 2023		December 31, 2022
	Amount	Percent	Amount	Percent
Residential real estate	(Dollars in thousands)
Non-revolving residential real estate	$2,192	38.9	$2,294	35.0
Revolving residential real estate	144	1.8	123	1.8
Construction real estate
Commercial construction real estate	1,525	5.7	611	5.9
Residential construction real estate	149	5.0	421	4.2
Commercial real estate
Non-residential commercial real estate	2,152	30.9	2,931	29.5
Multi-family residential real estate	232	10.6	1,004	9.9
Commercial	354	4.4	301	4.3
Consumer	5	0.3	10	0.2
Municipal	27	2.4	95	9.2
Unallocated	—	—	549	—
Total	$6,780	100.0	$8,339	100.0

Notwithstanding the categories shown in the table above or any specific allocation under the Company's ACL methodology, all funds in the ACL on loans are available to absorb loan losses in the portfolio, regardless of loan category or specific allocation.
Management believes, in its best estimate, that the ACL on loans at June 30, 2023 is appropriate to cover expected credit losses over the expected life of the Company’s loan portfolio as of such date. However, there can be no assurance that the Company will not sustain losses in future periods which could be greater than the size of the ACL on loans at June 30, 2023. In addition, our banking regulators, as an integral part of their examination process, periodically review our ACL. Such agencies may require us to recognize adjustments to the ACL based on their judgments about information available to them at the time of their examination. A large adjustment to the ACL on loans for losses in future periods could require increased credit loss expense to replenish the ACL on loans, which could negatively affect earnings.
Investment Activities. During the first six months of 2023, investment securities classified as AFS, which are carried at fair value, increased $17.3 million to $267.5 million, comprising 20.0% of total assets, compared to $250.3 million, or 18.7% of total assets, at December 31, 2022. The increase is due to purchases of higher yielding municipal securities of $24.9 million and a reduction in unrealized losses of $910 thousand, partially offset by returns of principal of $8.3 million.
Net unrealized losses in the Company’s AFS investment securities portfolio were $46.5 million as of June 30, 2023, compared to net unrealized losses of $47.4 million as of December 31, 2022. The Company’s accumulated OCI component of stockholders’ equity at June 30, 2023 reflected cumulative net unrealized losses on investment securities of $36.3 million. There were no securities classified as HTM at June 30, 2023 or December 31, 2022. The increase in interest rates over the past 15 months has negatively impacted the fair value of the investment portfolio. No declines in value were deemed by management to be impairment related to credit losses at June 30, 2023. Deterioration in credit quality and/or imbalances in liquidity that may result from changes in financial market conditions might adversely affect the fair values of the Company’s investment portfolio and the amount of gains or losses ultimately realized on the sale of such securities and may also increase the potential that credit losses may be identified in future periods, resulting in credit loss expense recorded in earnings.
Investment securities AFS with a carrying amount of $940 thousand and $433 thousand were pledged as collateral for public unit deposits or for other purposes as required or permitted by law at June 30, 2023 and December 31, 2022, respectively.

Union Bankshares, Inc. Page 42

Deposits. The following table shows information concerning the Company's average deposits by account type and weighted average nominal rates at which interest was paid on such deposits for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30, 2023			Six Months Ended June 30, 2022
	Average Amount	Percent of Total Deposits	Average Rate	Average Amount	Percent of Total Deposits	Average Rate
	(Dollars in thousands)
Nontime deposits:
Noninterest bearing deposits	$257,269	21.3	—	$301,123	26.6	—
Interest bearing checking accounts	315,315	26.2	0.68%	281,256	24.9	0.22%
Money market accounts	233,370	19.4	1.11%	257,125	22.7	0.51%
Savings accounts	173,576	14.4	0.04%	186,539	16.5	0.04%
Total nontime deposits	979,530	81.3	0.49%	1,026,043	90.7	0.19%
Total time deposits	225,655	18.7	3.00%	104,869	9.3	0.44%
Total deposits	$1,205,185	100.0	0.96%	$1,130,912	100.0	0.22%
During the first six months of 2023, average total deposits grew $74.3 million, or 6.6%, compared to the six months ended June 30, 2022. The average balance of total non-time deposit balances decreased $46.5 million between periods primarily due to decreases of $43.9 million in noninterest bearing deposits, $23.8 million in money market accounts, and $13.0 million in saving accounts, partially offset by an increase of $34.1 million in interest bearing checking accounts. The increase in interest bearing checking accounts is primarily attributable to the purchase of nonreciprocal ICS deposits from IntraFi as described below for the the six months ended June 30, 2023. The decreases in the other categories are attributable to customers spending down deposit balances (including COVID-19 relief funds), the loss of deposit dollars to competing financial institutions and brokerage firms, and customers shifting monies into time deposits as they continue to seek higher yields. The average balance in total time deposits increased $120.8 million between periods due to an increase of $81.4 million in average brokered deposits and an increase of $39.4 million in average customer time deposit accounts as customers took advantage of higher rate paying CDs.
The Company participates in CDARS, which permits it to offer full deposit insurance coverage to its customers by exchanging deposit balances with other CDARS participants. CDARS also provides the Company with an additional source of funding and liquidity through the purchase of deposits. There were no purchased CDARS deposits as of June 30, 2023 or December 31, 2022. There were $14.6 million and $12.3 million of time deposits of $250,000 or less on the balance sheet at June 30, 2023 and December 31, 2022, respectively, which were exchanged with other CDARS participants.
The Company also participates in the ICS program, a service through which it can offer its customers demand or savings products with access to unlimited FDIC insurance, while receiving reciprocal deposits from other FDIC-insured banks. Like the exchange of certificate of deposit accounts through CDARS, exchange of demand or savings deposits through ICS provides a depositor with full deposit insurance coverage of excess balances, thereby helping the Company retain the full amount of the deposit on its balance sheet. As with the CDARS program, in addition to reciprocal deposits, participating banks may also purchase one-way ICS deposits. There were $40.6 million and $209.3 million in exchanged ICS demand and money market deposits on the balance sheet at June 30, 2023 and December 31, 2022, respectively. Additionally, there were $50 million of purchased ICS deposits at June 30, 2023 and no purchased ICS deposits at December 31, 2022.
At June 30, 2023 there were $88.0 million of retail brokered deposits at a weighted average rate of 4.66% issued under a master certificate of deposit program with a deposit broker for six and twelve month terms for the purpose of providing a supplemental source of funding and liquidity. There were $33.0 million of retail brokered deposits at December 31, 2022 at a rate of 3.45% for a three month term that matured in January 2023.
Uninsured deposits have been estimated to include deposits with balances greater than the FDIC insurance coverage limit of $250 thousand. This estimate is based on the same methodologies and assumptions used for regulatory reporting requirements. At June 30, 2023, the Company had total estimated uninsured deposit accounts totaling $354.0 million, or 31.5% of total deposits. Uninsured deposits include $27.0 million of municipal deposits that were collateralized under applicable state regulations by investment securities or letters of credit issued by the FHLB at June 30, 2023, as described below under Borrowings.

Union Bankshares, Inc. Page 43

The following table provides a maturity distribution of the Company’s time deposits in amounts in excess of the $250 thousand FDIC insurance limit at June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
	(Dollars in thousands)
Within 3 months	$1,162	$1,011
3 to 6 months	14,308	4,001
6 to 12 months	17,952	11,462
Over 12 months	4,304	9,883
	$37,726	$26,357

Borrowings. Advances from the FHLB are another key source of funds to support earning assets. These funds are also used to manage the Bank's interest rate and liquidity risk exposures. The Company's borrowed funds at June 30, 2023 were comprised of borrowings from the FHLB of $120.5 million at a weighted average rate of 3.76%. At December 31, 2022, borrowed funds were comprised of borrowings from the FHLB of $50.0 million at a weighted average rate of 4.41%
The Company has the authority, up to its available borrowing capacity with the FHLB, to collateralize public unit deposits with letters of credit issued by the FHLB. FHLB letters of credit in the amount of $38.5 million and $42.5 million were utilized as collateral for these deposits at June 30, 2023 and December 31, 2022, respectively.The Company's reimbursement obligations to the FHLB relating to these letters of credit are secured by pledged collateral, which reduces the Company's available borrowing capacity with the FHLB. Total fees paid by the Company in connection with the issuance of these letters of credit were $10 thousand and $23 thousand for the three and six months ended June 30, 2023, respectively and $7 thousand and $15 thousand for the three and six months ended June 30, 2022, respectively.
In August 2021, the Company completed the private placement of $16.5 million in aggregate principal amount of fixed-to-floating rate subordinated notes due 2031 to certain qualified institutional buyers and accredited investors. The Notes initially bear interest, payable semi-annually, at the rate of 3.25% per annum, until September 1, 2026. From and including September 1, 2026, the interest rate applicable to the outstanding principal amount due will reset quarterly to the then current three-month secured overnight financing rate (SOFR) plus 263 basis points. The Notes are presented in the consolidated balance sheets net of unamortized issuance costs of $278 thousand and $295 thousand at June 30, 2023 and December 31, 2022, respectively.

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
The Company's maximum exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual or notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. For interest rate caps and floors written on adjustable-rate loans, the contractual or notional amounts do not represent the Company’s exposure to credit loss. The Company controls the risk of interest rate cap agreements through credit approvals, borrowing limits, and monitoring procedures. The Company generally requires collateral or other security to support financial instruments with credit risk.
The following table details the contractual or notional amount of financial instruments that represented credit risk at the balance sheet dates:

Union Bankshares, Inc. Page 44

	June 30, 2023	December 31, 2022
	(Dollars in thousands)
Commitments to originate loans	$97,672	$39,217
Unused lines of credit	188,280	185,539
Standby and commercial letters of credit	1,592	1,762
Credit card arrangements	94	241
FHLB Mortgage Partnership Finance credit enhancement obligation, net	753	396
Commitment to purchase investment in a real estate limited partnership	—	3,000
Total	$288,391	$230,155
Commitments to originate loans are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Loan commitments generally have a fixed expiration date or other termination clause and may require payment of a fee. Since many of the loan commitments are expected to expire without being drawn upon and not all credit lines will be utilized, the total commitment amounts do not necessarily represent future cash requirements. Lines of credit incur seasonal volume fluctuations due to the nature of some customers' businesses, such as tourism. The large increase in commitments to originate loans at June 30, 2023 from December 31, 2022 is primarily the result of the fiscal cycle of local municipalities and school districts, with $53.3 million committed to them on June 30, 2023 for their fiscal year beginning July 1, 2023.
The Company did not hold any derivative or hedging instruments at June 30, 2023 or December 31, 2022.
In addition to commitments arising from the Company’s financial instruments, in the normal course of business the Company enters into contractual commitments from time to time for the purchase or lease of property, including real property for its banking premises.
With the adoption of CECL, effective January 1, 2023, the Company records an ACL on off-balance sheet credit exposures through a charge or credit to Credit loss expense on the consolidated statements of income to account for the change in the ACL on off-balance sheet exposures between reporting periods. The ACL on off-balance sheet credit exposures totaled $1.5 million at June 30, 2023 and was included in Accrued interest and other liabilities on the June 30, 2023 consolidated balance sheet. There was $55 thousand and $39 thousand of credit loss expense for off-balance sheet credit exposures recorded for the three and six months ended June 30, 2023, respectively. Under previously applicable GAAP, there was no ACL on off-balance sheet credit exposures required at December 31, 2022.

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
As of June 30, 2023, Union, as a member of FHLB, had access to unused lines of credit up to $17.8 million over and above the $160.7 million in combined outstanding FHLB borrowings and other credit, subject to collateralization and to the purchase of required FHLB Class B common stock and evaluation by the FHLB of the underlying collateral available. This line of credit can be used for either short-term or long-term liquidity or other funding needs.
Union also maintains an IDEAL Way Line of Credit with the FHLB. The total line available was $551 thousand at June 30, 2023. There were no borrowings against this line of credit as of such date. Interest on this line is chargeable at a rate determined by the FHLB and payable monthly. Should Union utilize this line of credit, qualified portions of the loan and investment portfolios would collateralize these borrowings.
In addition to its borrowing arrangements with the FHLB, Union maintains a pre-approved federal funds line of credit totaling $15.0 million with an upstream correspondent bank, a master brokered deposit agreement with a brokerage firm, and one-way buy options with CDARS and ICS. In addition to the funding sources available to Union, the Company maintains a $5.0 million revolving line of credit with a correspondent bank. At June 30, 2023, there were no purchased CDARS deposits, $50.0 million in purchased ICS deposits, $88.0 million in retail brokered deposits issued under a master certificate of deposit program with a broker, and no outstanding advances on the Union or Company correspondent lines.

Union Bankshares, Inc. Page 45

In response to the recent bank failures, the Federal Reserve created a Bank Term Funding Program to provide liquidity to U.S. Depository institutions which allows any federally insured depository institution to pledge as collateral its investment portfolio at par, not at fair market value. The Company continues to evaluate the program and has not yet taken any advances under this facility.
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
Stockholders’ equity increased from $55.2 million at December 31, 2022 to $59.1 million at June 30, 2023, reflecting a decrease of $1.2 million in accumulated other comprehensive loss due to improvement in the fair market value of the Company's AFS investment securities, net income of $5.7 million for the first six months of 2023, an increase of $218 thousand from stock based compensation, a $37 thousand increase to retained earnings from the impact of adoption of ASU No. 2016-13 and a $41 thousand increase due to the issuance of common stock under the DRIP. These increases were partially offset by cash dividends declared of $3.2 million and stock repurchases of $60 thousand during the six months ended June 30, 2023. The components of other comprehensive loss are illustrated in Note 10 of the unaudited consolidated financial statements.
The Company has 7,500,000 shares of $2.00 par value common stock authorized. As of June 30, 2023, the Company had 4,984,311 shares issued, of which 4,509,573 were outstanding and 474,738 were held in treasury.
In January 2023, the Company's Board reauthorized for 2023 the limited stock repurchase plan that was initially established in May of 2010. The limited stock repurchase plan allows the repurchase of up to a fixed number of shares of the Company's common stock each calendar quarter in open market purchases or privately negotiated transactions, as management deems advisable and as market conditions may warrant. The repurchase authorization for a calendar quarter (currently 2,500 shares) expires at the end of that quarter to the extent it has not been exercised, and is not carried forward into future quarters. The quarterly repurchase authorization expires on December 31, 2023, unless reauthorized. The Company repurchased 2,500 shares under this program during the first six months of 2023 at a total cost of $59 thousand. The Company also purchased 30 shares outside of the limited stock repurchase program during the first quarter of 2023 at a cost of $1 thousand.
The Company maintains a DRIP whereby registered stockholders may elect to reinvest cash dividends and make optional cash contributions to purchase additional shares of the Company's common stock. The Company has reserved 200,000 shares of its common stock for issuance and sale under the DRIP. As of June 30, 2023, 9,311 shares of stock had been issued from treasury stock under the DRIP.
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

Union Bankshares, Inc. Page 46

required total risk-based capital, Tier I risk-based and common equity Tier I capital to risk-weighted assets they must maintain to avoid limits on capital distributions and certain bonus payments to executive officers and similar employees.

Union Bankshares, Inc. Page 47

As shown in the table below, as of June 30, 2023, both the Company and Union met all capital adequacy requirements to which they are subject and Union exceeded the requirements for a "well capitalized" bank under the FDIC's Prompt Corrective Action framework. There were no conditions or events between June 30, 2023 and the date of this report that management believes have changed either company’s regulatory capital category.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of June 30, 2023	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Company:
Total capital to risk weighted assets	$117,580	13.48%	$69,780	8.00%	N/A	N/A
Tier I capital to risk weighted assets	93,080	10.67%	52,341	6.00%	N/A	N/A
Common Equity Tier 1 to risk weighted assets	93,080	10.67%	39,256	4.50%	N/A	N/A
Tier I capital to average assets	93,080	6.60%	56,412	4.00%	N/A	N/A

Union:
Total capital to risk weighted assets	$117,546	13.47%	$69,812	8.00%	$87,265	10.00%
Tier I capital to risk weighted assets	109,268	12.52%	52,365	6.00%	69,820	8.00%
Common Equity Tier 1 to risk weighted assets	109,268	12.52%	39,274	4.50%	56,729	6.50%
Tier I capital to average assets	109,268	7.76%	56,324	4.00%	70,405	5.00%
Dividends paid by Union are the primary source of funds available to the Company for payment of dividends to its stockholders. Union is subject to certain requirements imposed by federal banking laws and regulations, which among other things, establish minimum levels of capital and restrict the amount of dividends that may be distributed by Union to the Company.
Quarterly cash dividends of $0.36 per share were paid during the first quarter of 2023 and were declared for the second quarter, payable on August 3, 2023 to stockholders of record on July 29, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Omitted, in accordance with the regulatory relief available to smaller reporting companies in SEC Release Nos. 33-10513 (effective September 10, 2018).

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer, with the assistance of the Disclosure Control Committee, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2023. Based on this evaluation they concluded that those disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files with the Commission is accumulated and communicated to the Company’s management, including its principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required information.
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

Union Bankshares, Inc. Page 48

Item 1A. Risk Factors
There have been no material changes in the risk factors discussed in Part I-Item 1A, "Risk Factors" in the Company’s 2022 Annual Report since the date of the filing of that report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The Company did not issue any unregistered shares during the quarter ended June 30, 2023.
There were no repurchases of the Company's equity securities during the quarter ended June 30, 2023.

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
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the unaudited consolidated balance sheets, (ii) the unaudited consolidated statements of income for the three and six months ended June 30, 2023 and 2022, (iii) the unaudited consolidated statements of comprehensive income for the three and six months ended June 30, 2023 and 2022, (iv) the unaudited consolidated statements of changes in stockholders' equity, (iv) the unaudited consolidated statements of cash flows and (v) related notes.

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

Union Bankshares, Inc.

August 11, 2023	/s/ David S. Silverman
David S. Silverman
Director, President and Chief Executive Officer

August 11, 2023	/s/ Karyn J. Hale
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

101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the unaudited consolidated balance sheets, (ii) the unaudited consolidated statements of income for the three and six months ended June 30, 2023 and 2022, (iii) the unaudited consolidated statements of comprehensive income for the three and six months ended June 30, 2023 and 2022, (iv) the unaudited consolidated statements of changes in stockholders' equity, (iv) the unaudited consolidated statements of cash flows and (v) related notes.

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