Form 10-Q
period 2023-09-30
UNION BANKSHARES INC
filed 2023-11-14
CIK 706863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2023

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐      No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of October 27, 2023.

Common Stock, $2 par value	4,507,219	shares

UNION BANKSHARES, INC.
TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(Unaudited)
Assets	(Dollars in thousands)
Cash and due from banks	$4,187	$4,504
Federal funds sold and overnight deposits	17,143	33,381
Cash and cash equivalents	21,330	37,885
Interest bearing deposits in banks	14,436	16,428
Investment securities available-for-sale	248,997	250,267
Other investments	1,340	1,264
Total investments	250,337	251,531
Loans held for sale	6,452	1,178
Loans	1,021,583	958,157
Allowance for credit losses on loans	(6,895)	(8,339)
Net deferred loan costs	1,700	1,336
Net loans	1,016,388	951,154
Premises and equipment, net	20,365	20,479
Company-owned life insurance	18,851	18,518
Other assets	47,469	39,316
Total assets	$1,395,628	$1,336,489
Liabilities and Stockholders’ Equity
Liabilities
Deposits
Noninterest bearing	$229,101	$286,145
Interest bearing	707,872	762,722
Time	285,315	153,045
Total deposits	1,222,288	1,201,912
Borrowed funds	90,696	50,000
Subordinated notes	16,230	16,205
Accrued interest and other liabilities	17,168	13,152
Total liabilities	1,346,382	1,281,269
Commitments and Contingencies
Stockholders’ Equity
Common stock, $2.00 par value; 7,500,000 shares authorized; 4,984,311 shares issued at September 30, 2023 and 4,982,523 shares issued at December 31, 2022	9,969	9,965
Additional paid-in capital	2,607	2,225
Retained earnings	88,045	84,669
Treasury stock at cost; 476,406 shares at September 30, 2023 and 473,936 shares at December 31, 2022	(4,312)	(4,220)
Accumulated other comprehensive loss	(47,063)	(37,419)
Total stockholders' equity	49,246	55,220
Total liabilities and stockholders' equity	$1,395,628	$1,336,489

See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 1

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest and dividend income	(Dollars in thousands, except per share data)
Interest and fees on loans	$12,874	$10,074	$35,955	$27,558
Interest on debt securities:
Taxable	1,130	1,077	3,458	3,087
Tax exempt	515	221	1,442	664
Dividends	80	7	168	17
Interest on federal funds sold and overnight deposits	153	41	367	154
Interest on interest bearing deposits in banks	95	43	304	113
Total interest and dividend income	14,847	11,463	41,694	31,593
Interest expense
Interest on deposits	4,743	868	10,485	2,080
Interest on borrowed funds	814	14	2,041	14
Interest on subordinated notes	142	141	427	425
Total interest expense	5,699	1,023	12,953	2,519
Net interest income	9,148	10,440	28,741	29,074
Credit loss benefit, net	(139)	—	(161)	—
Net interest income after credit loss benefit	9,287	10,440	28,902	29,074
Noninterest income
Wealth management income	244	203	695	629
Service fees	1,785	1,803	5,219	5,176
Net gains on sales of investment securities available-for-sale	—	—	—	31
Net gains on sales of loans held for sale	336	448	836	748
Net (losses) gains on other investments	(41)	(60)	61	(120)
Other income	143	146	424	585
Total noninterest income	2,467	2,540	7,235	7,049
Noninterest expenses
Salaries and wages	3,720	3,575	10,895	10,505
Employee benefits	1,217	1,154	4,065	3,754
Occupancy expense, net	459	448	1,519	1,437
Equipment expense	935	948	2,714	2,798
Other expenses	2,595	2,314	7,546	6,643
Total noninterest expenses	8,926	8,439	26,739	25,137
Income before provision for income taxes	2,828	4,541	9,398	10,986
Provision for income taxes	296	783	1,190	1,815
Net income	$2,532	$3,758	$8,208	$9,171
Basic earnings per common share	$0.56	$0.84	$1.82	$2.04
Diluted earnings per common share	$0.55	$0.83	$1.81	$2.03
Weighted average number of common shares outstanding	4,508,028	4,495,348	4,508,569	4,494,751
Weighted average common and potential common shares for diluted EPS	4,540,026	4,521,973	4,536,851	4,512,793
Dividends per common share	$0.36	$0.35	$1.08	$1.05
See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 2

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in thousands)
Net income	$2,532	$3,758	$8,208	$9,171
Other comprehensive loss, net of tax:
Investment securities available-for-sale:
Net unrealized holding losses arising during the period on investment securities available-for-sale	(10,812)	(12,539)	(9,644)	(39,361)
Reclassification adjustment for net gains on sales of investment securities available-for-sale realized in net income	—	—	—	(25)
Total other comprehensive loss	(10,812)	(12,539)	(9,644)	(39,386)
Total comprehensive loss	$(8,280)	$(8,781)	$(1,436)	$(30,215)

See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 3

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)

	Three Month Periods Ended September 30, 2023 and 2022
	Common Stock					Accumulated other comprehensive loss
	Shares, net of treasury	Amount	Additional paid-in capital	Retained earnings	Treasury stock		Total stockholders’ equity
	(Dollars in thousands, except per share data)
Balances June 30, 2023	4,509,573	$9,969	$2,465	$87,136	$(4,265)	$(36,251)	$59,054
Net income	—	—	—	2,532	—	—	2,532
Other comprehensive loss	—	—	—	—	—	(10,812)	(10,812)
Dividend reinvestment plan	832	—	12	—	8	—	20
Cash dividends declared ($0.36 per share)	—	—	—	(1,623)	—	—	(1,623)
Stock based compensation expense	—	—	130	—	—	—	130
Purchase of treasury stock	(2,500)	—	—	—	(55)	—	(55)
Balances, September 30, 2023	4,507,905	$9,969	$2,607	$88,045	$(4,312)	$(47,063)	$49,246

Balances June 30, 2022	4,494,812	$9,940	$2,019	$80,617	$(4,231)	$(28,399)	$59,946
Net income	—	—	—	3,758	—	—	3,758
Other comprehensive loss	—	—	—	—	—	(12,539)	(12,539)
Dividend reinvestment plan	538	—	9	—	5	—	14
Cash dividends declared ($0.35 per share)	—	—	—	(1,574)	—	—	(1,574)
Stock based compensation expense	537	1	122	—	—	—	123
Balances, September 30, 2022	4,495,887	$9,941	$2,150	$82,801	$(4,226)	$(40,938)	$49,728

	Nine Month Periods Ended September 30, 2023 and 2022
	Common Stock					Accumulated other comprehensive loss
	Shares, net of treasury	Amount	Additional paid-in capital	Retained earnings	Treasury stock		Total stockholders’ equity
	(Dollars in thousands, except per share data)
Balances, December 31, 2022	4,508,587	$9,965	$2,225	$84,669	$(4,220)	$(37,419)	$55,220
Impact of adoption of ASU No. 2016-13	—	—	—	37	—	—	37
Net income	—	—	—	8,208	—	—	8,208
Other comprehensive loss	—	—	—	—	—	(9,644)	(9,644)
Dividend reinvestment plan	2,560	—	38	—	23	—	61
Cash dividends declared ($1.08 per share)	—	—	—	(4,869)	—	—	(4,869)
Stock based compensation expense	1,788	4	344	—	—	—	348
Purchase of treasury stock	(5,030)	—	—	—	(115)	—	(115)
Balances, September 30, 2023	4,507,905	$9,969	$2,607	$88,045	$(4,312)	$(47,063)	$49,246

Balances, December 31, 2021	4,493,655	$9,934	$1,769	$78,350	$(4,160)	$(1,552)	$84,341
Net income	—	—	—	9,171	—	—	9,171
Other comprehensive loss	—	—	—	—	—	(39,386)	(39,386)
Dividend reinvestment plan	1,466	—	29	—	13	—	42
Cash dividends declared ($1.05 per share)	—	—	—	(4,720)	—	—	(4,720)
Stock based compensation expense	3,416	7	352	—	—	—	359
Purchase of treasury stock	(2,650)	—	—	—	(79)	—	(79)
Balances, September 30, 2022	4,495,887	$9,941	$2,150	$82,801	$(4,226)	$(40,938)	$49,728
See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 4

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash Flows From Operating Activities	(Dollars in thousands)
Net income	$8,208	$9,171
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,212	1,373
Credit loss benefit	(161)	—
Deferred income tax provision	29	11
Net amortization of premiums on investment securities	394	485
Equity in losses of limited partnerships	1,024	864
Stock based compensation expense	348	359
Net increase in unamortized loan costs	(364)	(599)
Proceeds from sales of loans held for sale	52,086	60,915
Origination of loans held for sale	(56,524)	(49,481)
Net gains on sales of loans held for sale	(836)	(748)
Net gains on disposals of premises and equipment	(1)	—
Net gains on sales of investment securities available-for-sale	—	(31)
Net (gains) losses on other investments	(61)	120
Increase in accrued interest receivable	(158)	(6)
Amortization of debt issuance costs	25	25
Increase in other assets	(1,257)	(312)
Increase in other liabilities	2,192	575
Net cash provided by operating activities	6,156	22,721
Cash Flows From Investing Activities
Interest bearing deposits in banks
Proceeds from maturities and redemptions	3,486	5,478
Purchases	(1,494)	(6,723)
Investment securities available-for-sale
Proceeds from sales	—	6,827
Proceeds from maturities, calls and paydowns	12,852	19,161
Purchases	(24,922)	(48,599)
Net purchases of other investments	(15)	(122)
Net increase in nonmarketable stock	(1,822)	(652)
Net increase in loans	(63,434)	(151,000)
Recoveries of loans charged off	4	6
Net purchases of premises and equipment	(1,113)	(476)
Investments in limited partnerships	(2,418)	(1,975)
Proceeds from sales of premises and equipment	16	—
Net cash used in investing activities	(78,860)	(178,075)

Union Bankshares, Inc. Page 5

	Nine Months Ended September 30,
	2023	2022

Cash Flows From Financing Activities	(Dollars in thousands)
Advances on long-term borrowings	90,696	—
Net (decrease) increase in short-term borrowings outstanding	(50,000)	25,000
Net (decrease) increase in noninterest bearing deposits	(57,044)	72,625
Net decrease in interest bearing deposits	(54,850)	(1,271)
Net increase in time deposits	132,270	29,976
Purchase of treasury stock	(115)	(79)
Dividends paid	(4,808)	(4,678)
Net cash provided by financing activities	56,149	121,573
Net decrease in cash and cash equivalents	(16,555)	(33,781)
Cash and cash equivalents
Beginning of period	37,885	65,922
End of period	$21,330	$32,141
Supplemental Disclosures of Cash Flow Information
Interest paid	$11,789	$2,654
Income taxes paid	$925	$450

Supplemental Schedule of Noncash Investing Activities
Investment in limited partnerships acquired by capital contributions payable	$2,303	$3,494

Dividends paid on Common Stock:
Dividends declared	$4,869	$4,720
Dividends reinvested	(61)	(42)
	$4,808	$4,678

See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 6

UNION BANKSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
Note 1.    Basis of Presentation
The accompanying unaudited interim consolidated financial statements of Union Bankshares, Inc. and Subsidiary (together, the Company) as of September 30, 2023, and for the three and nine months ended September 30, 2023 and 2022, have been prepared in conformity with GAAP for interim financial information, general practices within the banking industry, and the accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (2022 Annual Report), except as disclosed in the Summary of Significant Accounting Policies below. The Company's sole subsidiary is Union Bank. In the opinion of the Company’s management, all adjustments, consisting only of normal recurring adjustments and disclosures necessary for a fair presentation of the information contained herein, have been made. This information should be read in conjunction with the Company’s 2022 Annual Report. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2023, or any future interim period.
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
A change in the ACL on AFS debt securities is recorded as expense (credit) within the Credit loss expense on the consolidated statement of income. Losses are charged against the ACL when management believes the uncollectibility of an AFS debt security is confirmed based on the above described analysis. As of September 30, 2023 and CECL adoption date of January 1, 2023, there was no ACL carried on the Company's AFS debt securities. Refer to Note 5 of the consolidated financial statements for further discussion.
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
The Company uses the DCF method to estimate expected credit losses for all loan pools. For each of the loan segments, the Company generates cash flow projections at the instrument level wherein payment expectations are adjusted for estimated prepayment speed, curtailments, time to recovery, and loss rates. The modeling of expected prepayment speeds, curtailment rates, and time to recovery are based on historical benchmark data.
The Company uses regression analysis of historical internal and peer data to determine suitable loss drivers to utilize when modeling lifetime loss rates. This analysis also determines how expected loss rates will react to forecasted levels of the loss drivers. For all loan pools utilizing the DCF method, management utilizes and forecasts national unemployment as a loss driver.
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

Union Bankshares, Inc. Page 8

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

Note 3. Per Share Information
The following table presents the reconciliation between the calculation of basic EPS and diluted EPS for the three and nine months ended September 30, 2023 and 2022:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in thousands, except per share data)
Net income	$2,532	$3,758	$8,208	$9,171
Weighted average common shares outstanding for basic EPS	4,508,028	4,495,348	4,508,569	4,494,751
Dilutive effect of stock-based awards (1)	31,998	26,625	28,282	18,042
Weighted average common and potential common shares for diluted EPS	4,540,026	4,521,973	4,536,851	4,512,793
Earnings per common share:
Basic EPS	$0.56	$0.84	$1.82	$2.04
Diluted EPS	$0.55	$0.83	$1.81	$2.03
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

Note 5. Investment Securities
Debt securities AFS as of the balance sheet dates consisted of the following:

September 30, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. Government-sponsored enterprises	$44,321	$—	$(6,383)	$37,938
Agency mortgage-backed	186,282	—	(40,149)	146,133
State and political subdivisions	72,352	25	(13,558)	58,819
Corporate	6,354	—	(247)	6,107
Total	$309,309	$25	$(60,337)	$248,997

December 31, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. Government-sponsored enterprises	$45,090	$—	$(5,845)	$39,245
Agency mortgage-backed	198,478	104	(34,150)	164,432
State and political subdivisions	47,722	281	(7,537)	40,466
Corporate	6,343	—	(219)	6,124
Total	$297,633	$385	$(47,751)	$250,267
There were no investment securities HTM at September 30, 2023 or December 31, 2022. Investment securities AFS with carrying amounts of $874 thousand and $433 thousand were pledged as collateral for public unit deposits or for other purposes as required or permitted by law at September 30, 2023 and December 31, 2022, respectively.

Union Bankshares, Inc. Page 12

The amortized cost and estimated fair value of debt securities by contractual scheduled maturity as of September 30, 2023 were as follows:

	Amortized Cost	Fair Value
Available-for-sale	(Dollars in thousands)
Due in one year or less	$1,013	$1,002
Due from one to five years	28,232	25,182
Due from five to ten years	22,101	18,824
Due after ten years	71,681	57,856
	123,027	102,864
Agency mortgage-backed	186,282	146,133
Total debt securities available-for-sale	$309,309	$248,997

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

Information pertaining to all AFS debt securities with gross unrealized losses, for which an ACL has not been recorded, as of the balance sheet dates, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

September 30, 2023	Less Than 12 Months			12 Months and over			Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
		(Dollars in thousands)
U.S. Government- sponsored enterprises	1	$2,889	$(2)	33	$34,942	$(6,381)	34	$37,831	$(6,383)
Agency mortgage-backed	2	5,091	(120)	93	141,042	(40,029)	95	146,133	(40,149)
State and political subdivisions	22	26,932	(3,837)	62	30,220	(9,721)	84	57,152	(13,558)
Corporate	—	—	—	13	6,107	(247)	13	6,107	(247)
Total	25	$34,912	$(3,959)	201	$212,311	$(56,378)	226	$247,223	$(60,337)

December 31, 2022	Less Than 12 Months			12 Months and over			Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
		(Dollars in thousands)
U.S. Government- sponsored enterprises	4	$8,000	$(533)	31	$31,103	$(5,312)	35	$39,103	$(5,845)
Agency mortgage-backed	31	24,306	(2,192)	62	134,297	(31,958)	93	158,603	(34,150)
State and political subdivisions	39	15,457	(1,846)	27	18,613	(5,691)	66	34,070	(7,537)
Corporate	10	4,719	(124)	3	1,405	(95)	13	6,124	(219)
Total	84	$52,482	$(4,695)	123	$185,418	$(43,056)	207	$237,900	$(47,751)

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

No ACL for AFS debt securities was recorded at adoption of ASU No. 2016-13 or at September 30, 2023. Accrued interest receivable on AFS debt securities totaled $1.1 million and $984 thousand at September 30, 2023 and December 31, 2022, respectively, and is excluded from the estimate of credit losses. Under previously applicable GAAP, no ACL for AFS debt securities was required at December 31, 2022.

There were no sales of securities for the three and nine months ended September 30, 2023 or for the three months ended September 30, 2022. The following table presents the proceeds from sales and calls resulting in gross realized gains and gross realized losses from the disposition of AFS securities for the nine months ended September 30, 2022:

For The Nine Months Ended September 30,
2022
(Dollars in thousands)
Proceeds from sales	$6,827
Proceeds from calls	502

Gross gains	81
Gross losses	(50)
Net gains on sales of investment securities AFS	$31

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

Union Bankshares, Inc. Page 14

The composition of Net loans as of the balance sheet dates, by regulatory call report code segmentation based on underlying collateral or purpose for certain loan types, was as follows:

	September 30, 2023	December 31, 2022
	(Dollars in thousands)
Residential real estate
Non-revolving residential real estate	$382,332	$335,470
Revolving residential real estate	17,652	16,963
Construction real estate
Commercial construction real estate	52,423	56,501
Residential construction real estate	49,826	40,119
Commercial real estate
Non-residential commercial real estate	292,337	282,397
Multi-family residential real estate	102,855	95,550
Commercial	41,258	40,973
Consumer	2,289	2,204
Municipal	80,611	87,980
Gross loans	1,021,583	958,157
ACL on loans	(6,895)	(8,339)
Net deferred loan costs	1,700	1,336
Net loans	$1,016,388	$951,154
Qualifying residential first mortgage loans and certain commercial real estate loans with an aggregate carrying value of $350.4 million and $272.9 million were pledged as collateral for borrowings from the FHLB under a blanket lien at September 30, 2023 and December 31, 2022, respectively.
Accrued interest receivable on loans totaled $3.2 million and $3.1 million at September 30, 2023 and December 31, 2022, respectively, and is excluded from the estimate of credit losses described in Note 7.

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

Changes in the ACL on loans, by class of loans, for the three and nine months ended September 30, 2023 were as follows:

For The Three Months Ended September 30, 2023	Balance, June 30, 2023	Charge-Offs	Recoveries	Credit Loss Expense (Benefit)	Balance, September 30, 2023
	(Dollars in thousands)
Non-revolving residential real estate	$2,192	$—	$1	$107	$2,300
Revolving residential real estate	144	—	—	6	150
Residential real estate	2,336	—	1	113	2,450
Commercial construction real estate	1,525	—	—	(60)	1,465
Residential construction real estate	149	—	—	10	159
Construction real estate	1,674	—	—	(50)	1,624
Non-residential commercial real estate	2,152	—	—	(3)	2,149
Multi-family residential real estate	232	—	—	7	239
Commercial real estate	2,384	—	—	4	2,388
Commercial	354	—	—	3	357
Consumer	5	(4)	2	2	5
Municipal	27	—	—	44	71
Total	$6,780	$(4)	$3	$116	$6,895

Union Bankshares, Inc. Page 16

For the Nine Months Ended September 30, 2023	Balance, December 31, 2022	Impact of Adoption of ASU No. 2016-13	Charge-Offs	Recoveries	Credit Loss Expense (Benefit)	Balance, September 30, 2023
	(Dollars in thousands)
Non-revolving residential real estate	$2,294	$(270)	$—	$1	$275	$2,300
Revolving residential real estate	123	25	—	—	2	150
Residential real estate	2,417	(245)	—	1	277	2,450
Commercial construction real estate	611	982	—	—	(128)	1,465
Residential construction real estate	421	(290)	—	—	28	159
Construction real estate	1,032	692	—	—	(100)	1,624
Non-residential commercial real estate	2,931	(757)	—	—	(25)	2,149
Multi-family residential real estate	1,004	(780)	—	—	15	239
Commercial real estate	3,935	(1,537)	—	—	(10)	2,388
Commercial	301	191	—	—	(135)	357
Consumer	10	(5)	(8)	3	5	5
Municipal	95	(42)	—	—	18	71
Unallocated	549	(549)	—	—	—	—
Total	$8,339	$(1,495)	$(8)	$4	$55	$6,895

Changes in the ACL on loans, by class of loans under the incurred loss methodology, for the three and nine months ended September 30, 2022 were as follows:

For The Three Months Ended September 30, 2022	Balance, June 30, 2022	Charge-Offs	Recoveries	Credit Loss Expense (Benefit)	Balance, September 30, 2022
	(Dollars in thousands
Residential real estate	$2,239	$—	$—	$7	$2,246
Construction real estate	957	—	—	151	1,108
Commercial real estate	4,004	—	—	(85)	3,919
Commercial	318	—	—	(8)	310
Consumer	10	—	—	—	10
Municipal	27	—	—	71	98
Unallocated	785	—	—	(136)	649
Total	$8,340	$—	$—	$—	$8,340

For the Nine Months Ended September 30, 2022	Balance, December 31, 2021	Charge-Offs	Recoveries	Credit Loss Expense (Benefit)	Balance, September 30, 2022
	(Dollars in thousands
Residential real estate	$2,068	$—	$—	$178	$2,246
Construction real estate	837	—	—	271	1,108
Commercial real estate	4,122	—	—	(203)	3,919
Commercial	275	(1)	2	34	310
Consumer	11	(1)	4	(4)	10
Municipal	86	—	—	12	98
Unallocated	937	—	—	(288)	649
Total	$8,336	$(2)	$6	$—	$8,340

Union Bankshares, Inc. Page 17

The Company's ACL on off-balance sheet credit exposures is recognized as a liability within Accrued interest and other liabilities on the consolidated balance sheet, with adjustments to the ACL recognized in Credit loss expense in the consolidated statement of income. In accordance with previously applicable GAAP, there was no ACL on off-balance sheet credit exposures required during the three and nine months ended September 30, 2022. The Company's activity in the ACL on off-balance sheet credit exposures for the three and nine months ended September 30, 2023 was as follows:

	For The Three Months Ended September 30,	For the Nine Months Ended September 30,
	2023	2023
ACL on Off-Balance Sheet Credit Exposures	(Dollars in thousands)
Balance, Beginning of Period	$1,497	$—
Impact of adoption of ASU No. 2016-13	—	1,458
Credit loss benefit	(255)	(216)
Balance, September 30, 2023	$1,242	$1,242

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

Union Bankshares, Inc. Page 18

The following table summarizes the Company's loans by year of origination and by loan ratings applied by management to the Company's loans by class as of September 30, 2023:

	2023	2022	2021	2020	2019	Prior	Revolving	Total
Residential Real Estate	(Dollars in thousands)
Pass	$65,172	$114,096	$84,886	$30,026	$9,086	$55,270	$—	$358,536
Satisfactory/Monitor	2,479	6,864	5,772	2,303	391	5,497	—	23,306
Substandard	—	—	—	23	—	467	—	490
Non-revolving residential real estate	67,651	120,960	90,658	32,352	9,477	61,234	—	382,332
Pass	—	—	—	—	—	—	16,083	16,083
Satisfactory/Monitor	—	—	—	—	—	—	1,506	1,506
Substandard	—	—	—	—	—	—	63	63
Revolving residential real estate	—	—	—	—	—	—	17,652	17,652
Construction Real Estate
Pass	4,739	5,433	2,872	631	450	983	—	15,108
Satisfactory/Monitor	4,058	9,569	23,227	334	—	127	—	37,315
Substandard	—	—	—	—	—	—	—	—
Commercial construction real estate	8,797	15,002	26,099	965	450	1,110	—	52,423
Pass	16,844	21,110	498	—	—	—	—	38,452
Satisfactory/Monitor	4,439	2,509	3,130	1,296	—	—	—	11,374
Substandard	—	—	—	—	—	—	—	—
Residential construction real estate	21,283	23,619	3,628	1,296	—	—	—	49,826
Commercial Real Estate
Pass	5,957	38,657	36,915	17,741	24,273	64,348	18,792	206,683
Satisfactory/Monitor	11,564	34,891	2,944	6,389	6,250	17,066	2,216	81,320
Substandard	—	—	—	1,812	—	2,451	71	4,334
Non-residential commercial real estate	17,521	73,548	39,859	25,942	30,523	83,865	21,079	292,337
Pass	253	3,600	10,347	2,097	8,295	34,992	—	59,584
Satisfactory/Monitor	847	8,088	14,758	5,695	10,028	2,498	—	41,914
Substandard	—	—	—	—	—	1,357	—	1,357
Multi-family residential real estate	1,100	11,688	25,105	7,792	18,323	38,847	—	102,855
Pass	1,859	6,603	2,438	838	3,100	7,888	4,287	27,013
Satisfactory/Monitor	1,852	1,419	2,235	524	151	6,877	945	14,003
Substandard	—	—	—	—	—	5	237	242
Commercial	3,711	8,022	4,673	1,362	3,251	14,770	5,469	41,258
Pass	1,045	427	159	114	236	214	32	2,227
Satisfactory/Monitor	62	—	—	—	—	—	—	62
Substandard	—	—	—	—	—	—	—	—
Consumer	1,107	427	159	114	236	214	32	2,289
Pass	66,200	2,458	1,127	5,945	156	4,725	—	80,611
Satisfactory/Monitor	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Municipal	66,200	2,458	1,127	5,945	156	4,725	—	80,611
Total Loans	$187,370	$255,724	$191,308	$75,768	$62,416	$204,765	$44,232	$1,021,583

Gross charge-offs for the three months ended September 30, 2023 consisted of one consumer loan totaling $4 thousand that was originated in 2022 and gross charge-offs for the nine months ended September 30, 2023 consisted of two consumer loans totaling $8 thousand that were originated in 2022.

Union Bankshares, Inc. Page 19

The following table summarizes the loan ratings applied by management to the Company's loans by class, under the incurred loss methodology, as of December 31, 2022:

December 31, 2022	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Total
	(Dollars in thousands)
Pass	$328,885	$47,356	$258,175	$36,338	$2,197	$87,980	$760,931
Satisfactory/Monitor	21,429	49,206	111,077	4,368	7	—	186,087
Substandard	2,119	58	8,695	267	—	—	11,139
Total	$352,433	$96,620	$377,947	$40,973	$2,204	$87,980	$958,157

A summary of current and past due loans as of September 30, 2023 follows:

September 30, 2023	30-59 Days	60-89 Days	90 Days and Over	Total Past Due	Current	Total
	(Dollars in thousands)
Residential real estate
Non-revolving residential real estate	$—	$145	$229	$374	$381,958	$382,332
Revolving residential real estate	—	—	16	16	17,636	17,652
Construction real estate
Commercial construction real estate	—	—	—	—	52,423	52,423
Residential construction real estate	—	—	—	—	49,826	49,826
Commercial real estate
Non-residential commercial real estate	—	—	—	—	292,337	292,337
Multi-family residential real estate	—	—	—	—	102,855	102,855
Commercial	5	—	—	5	41,253	41,258
Consumer	—	—	—	—	2,289	2,289
Municipal	—	—	—	—	80,611	80,611
Total	$5	$145	$245	$395	$1,021,188	$1,021,583

A summary of current and past due loans as of December 31, 2022, under the incurred loss methodology, follows:

December 31, 2022	30-59 Days	60-89 Days	90 Days and Over	Total Past Due	Current	Total
	(Dollars in thousands)
Residential real estate	$1,724	$79	$289	$2,092	$350,341	$352,433
Construction real estate	535	—	—	535	96,085	96,620
Commercial real estate	515	2,087	34	2,636	375,311	377,947
Commercial	7	160	—	167	40,806	40,973
Consumer	7	—	—	7	2,197	2,204
Municipal	—	—	—	—	87,980	87,980
Total	$2,788	$2,326	$323	$5,437	$952,720	$958,157

Union Bankshares, Inc. Page 20

A summary of nonaccrual loans as of September 30, 2023 follows:

September 30, 2023	Nonaccrual	Nonaccrual With No Allowance for Credit Losses	90 Days and Over and Accruing
Residential real estate	(Dollars in thousands)
Non-revolving residential real estate	$—	$—	$229
Revolving residential real estate	—	—	16
Commercial real estate
Non-residential commercial real estate	1,882	1,882	—
Total	$1,882	$1,882	$245

A summary of nonaccrual loans as of December 31, 2022, under the incurred loss methodology, follows:

December 31, 2022	Nonaccrual	Nonaccrual With No Allowance for Credit Losses	90 Days and Over and Accruing
	(Dollars in thousands)
Residential real estate	$103	$—	$186
Construction real estate	6	6	—
Commercial real estate	2,102	—	—
Total	$2,211	$6	$186

There were no loans in process of foreclosure at September 30, 2023 and one residential real estate loan totaling $28 thousand in process of foreclosure at December 31, 2022. Aggregate interest on nonaccrual loans not recognized was $120 thousand as of September 30, 2023 and $59 thousand as of December 31, 2022.
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
The following table presents collateral dependent loans by loan class and collateral type as of the balance sheet dates:

	September 30, 2023	December 31, 2022
	Real Estate	Real Estate
	(Dollars in thousands)
Non-residential commercial real estate	$1,882	$2,068

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

Occasionally, the Company modifies loans to borrowers experiencing financial difficulty by providing interest rate reductions, term extensions, payment deferrals or principal forgiveness. When principal forgiveness is provided, the amount of forgiveness is charged off against the ACL on loans. There were no new loan modifications to borrowers experiencing financial difficulty during the three months ended September 30, 2023. The following tables summarize loan modifications to borrowers experiencing financial difficulty by loan class, type of modification and the financial effect of the modifications as of and for the nine months ended September 30, 2023:

	Interest Rate Reduction
	Amortized Cost Basis	% of Loan Class	Financial Effect
	(Dollars in thousands)
Non-residential commercial real estate	$404	0.14%	Reduced weighted average contractual interest rate from 8.75% to 6.85%
Multi-family residential real estate	443	0.43%	Reduced weighted average contractual interest rate from 9.25% to 7.75%

	Payment Delay
	Amortized Cost Basis	% of Loan Class	Financial Effect
	(Dollars in thousands)
Non-residential commercial real estate	$3,383	1.16%	Modification allowed for 7 months of interest only payments with remaining balances due at maturity.

Union Bankshares, Inc. Page 22

The following table presents the performance of loans as of September 30, 2023 that have been modified in the last twelve months:

September 30, 2023	Current	Past Due 30-89 Days	Past Due 90 Days and Over
	(Dollars in thousands)
Non-residential commercial real estate	$3,787	$—	$—
Multi-family residential real estate	443	—	—
There were no loans to borrowers experiencing financial difficulty that were modified within the previous twelve months that had subsequently defaulted during the three and nine months ended September 30, 2023. Loans are considered defaulted at 90 days past due.

At September 30, 2023, the Company was not committed to lend any additional funds to borrowers experiencing financial difficulty for which the Company modified the terms of the loans in the form of principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay, or a term extension.

Note 8.  Stock Based Compensation
Under the Union Bankshares, Inc. 2014 Equity Incentive Plan, as amended in May 2022, a total of 150,000 shares of the Company’s common stock have been reserved since inception of the Plan for equity awards of incentive stock options, nonqualified stock options, restricted stock and RSUs to eligible officers and (except for awards of incentive stock options) nonemployee directors. Shares available for issuance of awards under the 2014 Equity Plan consist of unissued shares of the Company’s common stock and/or shares held in treasury. As of September 30, 2023, there were outstanding grants of RSUs under the 2014 Equity Plan as noted in the table below.

RSUs. Each outstanding RSU represents the right to receive one share of the Company's common stock upon satisfaction of applicable vesting conditions. The general terms of the awards are described in the Company's 2022 Annual Report. Prior to vesting, the RSUs do not earn dividends or dividend equivalents, nor do they bear any voting rights.
The following table summarizes the RSUs awarded to Company executives in 2021, 2022 and 2023, and the number of such RSUs remaining unvested as of September 30, 2023:

	Number of RSUs Granted	Weighted Average Grant Date Fair Value	Number of Unvested RSUs
2021 Award	17,685	$26.73	1,745
2022 Award	15,705	31.99	7,593
2023 Award	19,282	26.90	18,788
Total	52,672		28,126
Unrecognized compensation expense related to the unvested RSUs as of September 30, 2023 and 2022 was $461 thousand and $372 thousand, respectively, and $297 thousand as of December 31, 2022.
On May 17, 2023, the Company's board of directors, as a component of total director compensation, granted an aggregate of 3,872 RSUs to the Company's non-employee directors. Each RSU represents the right to receive one share of the Company's common stock upon satisfaction of applicable vesting conditions. The RSUs will vest in May 2024, subject to continued board service through the vesting date, other than in the case of the director's death or disability. Prior to vesting, the RSUs do not earn dividends or dividend equivalents, nor do they bear any voting rights. Unrecognized director compensation expense related to the unvested RSUs as of September 30, 2023 was $53 thousand.

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
The unamortized issuance costs of the Notes were $270 thousand and $295 thousand at September 30, 2023 and December 31, 2022, respectively. The Company recorded $8 thousand and $25 thousand of issuance costs in interest expense for the three and nine months ended September 30, 2023 and 2022, respectively. The Notes are presented net of unamortized issuance costs in the consolidated balance sheets.

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

As of the balance sheet dates, the components of Accumulated OCI, net of tax, were:

	September 30, 2023	December 31, 2022
	(Dollars in thousands)
Net unrealized losses on investment securities AFS	$(47,063)	$(37,419)

The following tables disclose the tax effects allocated to each component of OCI for the three and nine months ended September 30:

	Three Months Ended
	September 30, 2023			September 30, 2022
	Before-Tax Amount	Tax Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax Benefit	Net-of-Tax Amount
Investment securities AFS:	(Dollars in thousands)
Net unrealized holding losses arising during the period on investment securities AFS	$(13,686)	$2,874	$(10,812)	$(15,872)	$3,333	$(12,539)
Total other comprehensive loss	$(13,686)	$2,874	$(10,812)	$(15,872)	$3,333	$(12,539)

	Nine Months Ended
	September 30, 2023			September 30, 2022
	Before-Tax Amount	Tax Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax Benefit/Expense	Net-of-Tax Amount
Investment securities AFS:	(Dollars in thousands)
Net unrealized holding losses arising during the period on investment securities AFS	$(12,208)	$2,564	$(9,644)	$(49,824)	$10,463	$(39,361)
Reclassification adjustment for net gains on investment securities AFS realized in net income	—	—	—	(31)	6	(25)
Total other comprehensive loss	$(12,208)	$2,564	$(9,644)	$(49,855)	$10,469	$(39,386)

Union Bankshares, Inc. Page 24

There were no reclassification adjustments from OCI for the three months ended September 30, 2023 and 2022. The following table discloses information concerning reclassification adjustments from OCI for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended
Reclassification Adjustment Description	September 30, 2023	September 30, 2022	Affected Line Item in Consolidated Statement of Income
	(Dollars in thousands)
Investment securities AFS:
Net gains on investment securities AFS	$—	$(31)	Net gains on sales of investment securities AFS
Tax expense	—	6	Provision for income taxes
Total reclassifications	$—	$(25)	Net income

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

Union Bankshares, Inc. Page 25

Assets measured at fair value on a recurring basis at September 30, 2023 and December 31, 2022, segregated by fair value hierarchy level, are summarized below:

	Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2023:	(Dollars in thousands)
Debt securities AFS:
U.S. Government-sponsored enterprises	$37,938	$2,543	$35,395	$—
Agency mortgage-backed	146,133	—	146,133	—
State and political subdivisions	58,819	—	58,819	—
Corporate	6,107	—	6,107	—
Total debt securities	$248,997	$2,543	$246,454	$—

Other investments:
Mutual funds	$1,340	$1,340	$—	$—

December 31, 2022:
Debt securities AFS:
U.S. Government-sponsored enterprises	$39,245	$2,551	$36,694	$—
Agency mortgage-backed	164,432	—	164,432	—
State and political subdivisions	40,466	—	40,466	—
Corporate	6,124	—	6,124	—
Total debt securities	$250,267	$2,551	$247,716	$—

Other investments:
Mutual funds	$1,264	$1,264	$—	$—
There were no transfers in or out of Levels 1 and 2 during the three and nine months ended September 30, 2023 or the year ended December 31, 2022, nor were there any Level 3 assets at any time during these periods. Certain other assets and liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Assets and liabilities measured at fair value on a nonrecurring basis in periods after initial recognition, such as collateral dependent individually evaluated loans, MSRs and OREO, were not considered material at September 30, 2023 or December 31, 2022. The Company has not elected to apply the fair value method to any financial assets or liabilities other than those situations where other accounting pronouncements require fair value measurements.

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

Union Bankshares, Inc. Page 26

As of the balance sheet dates, the estimated fair values and related carrying amounts of the Company's significant financial instruments were as follows:

	September 30, 2023
	Fair Value Measurements
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$21,330	$21,330	$21,330	$—	$—
Interest bearing deposits in banks	14,436	14,436	—	14,436	—
Investment securities	250,337	250,337	3,883	246,454	—
Loans held for sale	6,452	6,519	—	6,519	—
Loans, net
Residential real estate	398,200	353,150	—	—	353,150
Construction real estate	100,795	97,556	—	—	97,556
Commercial real estate	393,462	366,811	—	—	366,811
Commercial	40,970	37,913	—	—	37,913
Consumer	2,287	2,243	—	—	2,243
Municipal	80,674	77,726	—	—	77,726
Accrued interest receivable	4,321	4,321	—	1,146	3,175
Nonmarketable equity securities	4,637	N/A	N/A	N/A	N/A
Financial liabilities
Deposits
Noninterest bearing	$229,101	$229,101	$229,101	$—	$—
Interest bearing	707,872	707,872	707,872	—	—
Time	285,315	282,162	—	282,162	—
Long-term borrowed funds	90,696	90,282	—	90,282	—
Subordinated notes	16,230	13,455	—	13,455	—
Accrued interest payable	1,518	1,518	—	1,518	—

Union Bankshares, Inc. Page 27

	December 31, 2022
	Fair Value Measurements
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$37,885	$37,885	$37,885	$—	$—
Interest bearing deposits in banks	16,428	16,428	—	16,428	—
Investment securities	251,531	251,531	3,815	247,716	—
Loans held for sale	1,178	1,202	—	1,202	—
Loans, net
Residential real estate	350,507	319,066	—	—	319,066
Construction real estate	95,723	94,231	—	—	94,231
Commercial real estate	373,990	358,897	—	—	358,897
Commercial	40,729	38,588	—	—	38,588
Consumer	2,197	2,161	—	—	2,161
Municipal	88,008	86,306	—	—	86,306
Accrued interest receivable	4,163	4,163	—	1,014	3,149
Nonmarketable equity securities	2,816	N/A	N/A	N/A	N/A
Financial liabilities
Deposits
Noninterest bearing	$286,145	$286,145	$286,145	$—	$—
Interest bearing	762,722	762,722	762,722	—	—
Time	153,045	149,166	—	149,166	—
Short-term borrowed funds	50,000	49,997	—	49,997	—
Subordinated notes	16,205	14,037	—	14,037	—
Accrued interest payable	354	354	—	354	—
The carrying amounts in the preceding tables are included in the consolidated balance sheets under the applicable captions. Accrued interest receivable and nonmarketable equity securities are included in Other assets in the consolidated balance sheets.

Note 12. Subsequent Events
Subsequent events represent events or transactions occurring after the balance sheet date but before the financial statements are issued. Financial statements are considered “issued” when they are widely distributed to shareholders and others for general use and reliance in a form and format that complies with GAAP. Events occurring subsequent to September 30, 2023 have been evaluated as to their potential impact to the consolidated financial statements.
On October 18, 2023, the Company declared a regular quarterly cash dividend of $0.36 per share, payable November 2, 2023, to stockholders of record on October 28, 2023.

Union Bankshares, Inc. Page 28

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
GENERAL
The following discussion and analysis focuses on those factors that, in management's view, had a material effect on the financial position of the Company as of September 30, 2023 and December 31, 2022, and its results of operations for the three and nine months ended September 30, 2023 and 2022. This discussion is being presented to provide a narrative explanation of the consolidated financial statements and should be read in conjunction with the consolidated financial statements and related notes and with other financial data appearing elsewhere in this filing and with the Company's 2022 Annual Report. In the opinion of the Company's management, the interim unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments and disclosures necessary to fairly present the Company's consolidated financial position and results of operations for the interim periods presented. Management is not aware of the occurrence of any events after September 30, 2023 which would materially affect the information presented.
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
In addition to the uncertainties detailed in the Company's 2022 Annual Report the banking industry has experienced significant volatility during 2023 with industry concerns related to liquidity, deposit outflows, unrealized securities losses, and interest rates.
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

Union Bankshares, Inc. Page 29

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
Please refer to the Company's 2022 Annual Report and the Summary of Significant Accounting Policies in Note 1 to the unaudited consolidated financial statements contained in this report for a more in-depth discussion of the Company's critical accounting policies and adoption of CECL. There have been no changes to the Company's critical accounting policies, other than those described in Note 1 to the unaudited interim consolidated financial statements since the filing of the 2022 Annual Report.

OVERVIEW
The Company, like others, has experienced earnings pressure due to the prolonged and steep yield curve inversion. The sharp increases in short term rates has had a significant impact on the Company's funding costs due to customer expectation of higher rates on deposit accounts and increased utilization of wholesale funding at higher costs. The Company’s financial position remains strong, supported by a diverse deposit base, a strong liquidity position, excellent asset quality, and regulatory capital in excess of all required levels. The Company continues to focus on gathering deposits, optimization of the net interest margin and maintaining strong asset quality.
As was previously reported, Union’s Jeffersonville and Johnson branch offices suffered flood damage during extreme weather in July of 2023. The Jeffersonville branch has been restored and is operational while we are choosing to upgrade the Johnson facility to improve customer access as well as operational and energy efficiency. While customers and our community have lingering impacts from the extensive flooding, the Company has not suffered material financial impacts. Some Vermont communities, notably Montpelier, the capital city of Vermont, will require years to fully recover.
Union opened a commercial loan production office in North Conway, New Hampshire in 2019. Since that time, we have originated approximately $115 million in commercial loans in the White Mountain Valley region. This success encouraged management to develop a full-service banking office to support the loan origination side of the business with deposit services. A new full-service bank branch located on the North South Road in North Conway opened at the end of October 2023.

The Company's earnings have been impacted by the inverted yield curve, as deposit and funding costs have risen at a faster pace than assets have repriced, which has resulted in compression of the net interest margin and spread. The net interest margin was 2.95% for the nine months ended September 30, 2023 compared to 3.29% for the nine months ended September 30, 2022, while the net interest spreads for the same periods were 2.59% and 3.18%, respectively. We continue to manage the net interest margin and spread, by remaining disciplined on loan and deposit pricing, utilizing brokered and retail CDs when appropriate to reduce our exposure to high short-term interest rates, and maximizing our balance sheet collateral (i.e. loans and investment securities) to obtain wholesale funding in a cost effective way to fund loan growth.
Consolidated net income decreased $1.2 million, or 32.6%, to $2.5 million for the third quarter of 2023 compared to $3.8 million for the third quarter of 2022 due to the combined effects of a decrease of $1.3 million in net interest income, a decrease of $73 thousand in noninterest income, and an increase of $487 thousand in noninterest expenses, partially offset by $139 thousand of credit loss benefit, and a decrease of $487 thousand in income tax expense.

Union Bankshares, Inc. Page 30

Consolidated net income decreased $963 thousand, or 10.5%, to $8.2 million for the nine months ended September 30, 2023 compared to $9.2 million for the nine months ended September 30, 2022 due to the combined effects of a decrease in net interest income of $333 thousand and an increase in noninterest expenses of $1.6 million, partially offset by an increase in noninterest income of $186 thousand, a credit loss benefit of $161 thousand and a reduction in income tax expense of $625 thousand.
At September 30, 2023, the Company had total consolidated assets of $1.40 billion, including gross loans and loans held for sale (total loans) of $1.03 billion, deposits of $1.22 billion, borrowed funds of $90.7 million, subordinated notes of $16.2 million and stockholders' equity of $49.2 million.
The Company's total capital decreased to $49.2 million at September 30, 2023 from $55.2 million at December 31, 2022. This decrease primarily reflects an increase of $9.6 million in accumulated other comprehensive loss due to a decrease in the fair market value of the Company's AFS investment securities, regular cash dividends declared of $4.9 million, partially offset by net income of $8.2 million for the first nine months of 2023. (See Capital Resources on page 46.) These changes also resulted in a decrease in the Company's book value per share to $10.92 at September 30, 2023 from $12.25 as of December 31, 2022.
The following unaudited per share information and key ratios depict several measurements of performance or financial condition at or for the three and nine months ended September 30, 2023 and 2022, respectively:

	Three Months Ended or At September 30,		Nine Months Ended or At September 30,
	2023	2022	2023	2022
Return on average assets (1)	0.73%	1.18%	0.80%	0.98%
Return on average equity (1)	17.65%	24.19%	18.82%	17.78%
Net interest margin (1)(2)	2.76%	3.40%	2.95%	3.29%
Efficiency ratio (3)	75.37%	64.14%	73.17%	68.65%
Net interest spread (4)	2.34%	3.26%	2.59%	3.18%
Loan to deposit ratio	84.11%	78.67%	84.11%	78.67%
Net loan charge-offs to average loans not held for sale (1)	—%	—%	—%	—%
ACL on loans to loans not held for sale	0.67%	0.89%	0.67%	0.89%
Nonperforming assets to total assets (5)	0.15%	0.13%	0.15%	0.13%
Equity to assets	3.53%	3.82%	3.53%	3.82%
Total capital to risk weighted assets	13.19%	13.69%	13.19%	13.69%
Book value per share	$10.92	$11.06	$10.92	$11.06
Basic earnings per share	$0.56	$0.84	$1.82	$2.04
Diluted earnings per share	$0.55	$0.83	$1.81	$2.03
Dividends paid per share	$0.36	$0.35	$1.08	$1.05
Dividend payout ratio (6)	64.29%	41.67%	59.34%	51.47%
__________________
(1)Annualized.
(2)The ratio of tax equivalent net interest income to average earning assets. See pages 33 and 34 for more information.
(3)The ratio of noninterest expenses to tax equivalent net interest income and noninterest income, excluding securities gains (losses).
(4)The difference between the average yield on earning assets and the average rate paid on interest bearing liabilities. See pages 33 and 34 for more information.
(5)Nonperforming assets are loans or investment securities that are in nonaccrual or 90 or more days past due as well as OREO or OAO.
(6)Cash dividends declared and paid per share divided by consolidated net income per share.

RESULTS OF OPERATIONS
Net Interest Income. The largest component of the Company’s operating income is net interest income, which is the difference between interest and dividend income received from earning assets and interest expense paid on interest bearing liabilities. Net interest income is affected by various factors including, but not limited to changes in interest rates, loan and deposit pricing strategies, funding strategies, the volume and mix of interest earning assets and interest bearing liabilities, and the level of

Union Bankshares, Inc. Page 31

nonperforming assets. Net interest margin is calculated as the net interest income on a fully tax equivalent basis as a percentage of average earning assets.
Interest earned on average earning assets for the three months ended September 30, 2023 was $14.8 million compared to $11.5 million for the three months ended September 30, 2022, an increase of $3.4 million, or 29.5%. The average earning asset base increased $117.5 million between periods and the average yield on average earning assets increased 70 bps to 4.43% for the three months ended September 30, 2023 compared to 3.73% for the three months ended September 30, 2022.
The average yield on federal funds sold and overnight deposits increased 207 bps between the three month comparison periods due to an increase in the interest rate paid on balances maintained in Union's master account at the FRB. Interest income on investment securities increased $347 thousand between the three month comparison periods due to an increase of $16.9 million in the average balance of the portfolio and an increase of 41 bps in the average yield.
Interest income on loans increased $2.8 million between the three month comparison periods due to an increase in the average volume of loans outstanding of $90.7 million and an increase of 72 bps in the average yield. Loan demand has remained stable during 2023 despite increases in interest rates and low housing inventory.
Average interest bearing liabilities increased $214.5 million between the three month comparison periods due to growth in customer time deposit balances, utilization of brokered deposits included in time deposits, and an increase in borrowed funds. The average rate paid on interest bearing liabilities increased 162 bps to 2.09% for the third quarter of 2023 compared to 0.47% for the third quarter of 2022. Interest expense increased $4.7 million, to $5.7 million the three months ended September 30, 2023 compared to $1.0 million the three months ended September 30, 2022. Higher rates paid on customer deposit accounts and utilization of higher cost funding of brokered deposits and advances from the FHLB were drivers of the increase in interest expense.
The net interest spread decreased 92 bps to 2.34% for the third quarter of 2023, from 3.26% for the same period last year, reflecting the net effect of the 162 bps increase in the average rate paid on interest bearing liabilities, which was only partially offset by the 70 bps increase in the average yield earned on interest earning assets between periods. The net interest margin decreased 64 bps during the third quarter of 2023 compared to the same period last year as a result of the changes discussed above.
Net interest income was $28.7 million, on a fully tax equivalent basis for the nine months ended September 30, 2023 compared to $29.1 million for the nine months ended September 30, 2022, a decrease of $333 thousand, or 1.15%. The average volume of earning assets increased $134.4 million and the average yield on earning assets increased 68 bps to 4.25% compared to 3.57% for the comparison period. Interest income on investment securities increased $1.1 million between the nine month comparison periods due to an increase of $21.4 million in the average balance of the portfolio and an increase of 42 bps in the average yield. Average loans increased $131.2 million, or 15.42%, to $982.1 million for the nine months ended September 30, 2023. The increases in average loan volume and average yield resulted in a $8.4 million increase in interest income on loans between periods.

The average cost of funds increased 127 bps to 1.66% for the nine months ended September 30, 2023 compared to 0.39% for the nine months ended September 30, 2022. Interest expense increased $10.4 million, to $13.0 million for the nine months ended September 30, 2023 compared to $2.5 million for the nine months ended September 30, 2022. The increases in the average cost of funds and in interest expense were due to an increase of $190.4 million in the average balance of interest bearing liabilities and increases in average rates paid in all liability categories between periods. Management expects the average cost of funds to continue to increase over the next quarter as customers may continue to expect higher rates on their deposit accounts in light of the recent increases in prevailing interest rates, and as the Company continues to rely on higher cost wholesale funding.

During the first nine months of 2023, Union, like many other financial institutions, offered higher rate paying time deposit specials to attract new deposit dollars and retain existing customer deposits. Although some new money was obtained, a shift of funds from non-maturity deposits to time deposit specials occurred. Interest expense on time deposits increased $5.4 million to $5.9 million for the nine months ended September 30, 2023 compared to $497 thousand for the nine months ended September 30, 2022 due to increases in the average volume of $132.5 million and 263 bps in the average rate paid. Despite a decrease of $40.8 million in the average balance of savings/money market accounts, interest expense increased $1.5 million between the nine month comparison periods due to an increase of 53 bps in the average rate paid.
The net interest spread decreased 59 bps to 2.59% for the nine months ended September 30, 2023, from 3.18% for the same period last year, reflecting the net effect of the 127 bps increase in the average rate paid on interest bearing liabilities, partially offset by the 68 bps increase in the average yield earned on interest earning assets between periods. The net interest margin decreased 34 bps for the nine months ended September 30, 2023 compared to the same period last year as a result of the changes discussed above.

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

	Three Months Ended September 30,
	2023			2022
	Average Balance (1)	Interest Earned/ Paid	Average Yield/ Rate	Average Balance (1)	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Average Assets:
Federal funds sold and overnight deposits	$18,188	$153	3.30%	$12,850	$41	1.23%
Interest bearing deposits in banks	14,826	95	2.54%	14,016	43	1.24%
Investment securities (2), (3)	312,074	1,645	2.23%	295,197	1,298	1.82%
Loans, net (2), (4)	1,001,353	12,874	5.15%	910,614	10,074	4.43%
Nonmarketable equity securities	4,657	80	6.80%	939	7	3.06%
Total interest earning assets (2)	1,351,098	14,847	4.43%	1,233,616	11,463	3.73%
Cash and due from banks	4,846			4,724
Premises and equipment	20,216			20,938
Other assets	11,459			18,336
Total assets	$1,387,619			$1,277,614
Average Liabilities and Stockholders' Equity:
Interest bearing checking accounts	$317,918	1,043	1.30%	$299,180	251	0.33%
Savings/money market accounts	376,878	1,169	1.23%	425,629	350	0.33%
Time deposits	279,288	2,531	3.60%	123,660	267	0.86%
Borrowed funds and other liabilities	91,403	814	3.48%	2,503	14	2.22%
Subordinated notes	16,226	142	3.49%	16,192	141	3.47%
Total interest bearing liabilities	1,081,713	5,699	2.09%	867,164	1,023	0.47%
Noninterest bearing deposits	230,557			334,523
Other liabilities	17,979			13,789
Total liabilities	1,330,249			1,215,476
Stockholders' equity	57,370			62,138
Total liabilities and stockholders’ equity	$1,387,619			$1,277,614
Net interest income		$9,148			$10,440
Net interest spread (2)			2.34%			3.26%
Net interest margin (2)			2.76%			3.40%

Union Bankshares, Inc. Page 33

	Nine Months Ended September 30,
	2023			2022
	Average Balance (1)	Interest Earned/ Paid	Average Yield/ Rate	Average Balance (1)	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Average Assets:
Federal funds sold and overnight deposits	$15,144	$367	3.20%	$38,470	$154	0.53%
Interest bearing deposits in banks	15,995	304	2.54%	13,695	113	1.11%
Investment securities (2), (3)	312,982	4,900	2.20%	291,595	3,751	1.78%
Loans, net (2), (4)	982,071	35,955	4.94%	850,869	27,558	4.36%
Nonmarketable equity securities	3,783	168	5.93%	907	17	2.53%
Total interest earning assets (2)	1,329,975	41,694	4.25%	1,195,536	31,593	3.57%
Cash and due from banks	4,629			4,580
Premises and equipment	20,268			21,216
Other assets	11,054			25,617
Total assets	$1,365,926			$1,246,949
Average Liabilities and Stockholders' Equity:
Interest bearing checking accounts	$316,193	2,113	0.89%	$287,296	553	0.26%
Savings/money market accounts	396,813	2,489	0.84%	437,586	1,030	0.31%
Time deposits	243,730	5,883	3.23%	111,202	497	0.60%
Borrowed funds and other liabilities	70,512	2,041	3.82%	845	14	2.21%
Subordinated notes	16,218	427	3.52%	16,184	425	3.51%
Total interest bearing liabilities	1,043,466	12,953	1.66%	853,113	2,519	0.39%
Noninterest bearing deposits	248,222			312,331
Other liabilities	16,086			12,748
Total liabilities	1,307,774			1,178,192
Stockholders' equity	58,152			68,757
Total liabilities and stockholders’ equity	$1,365,926			$1,246,949
Net interest income		$28,741			$29,074
Net interest spread (2)			2.59%			3.18%
Net interest margin (2)			2.95%			3.29%
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

Union Bankshares, Inc. Page 34

Tax exempt interest income amounted to $1.2 million and $623 thousand for the three months ended September 30, 2023 and 2022, respectively, and $3.0 million and $1.6 million for the nine months ended September 30, 2023 and 2022, respectively. The following table presents the effect of tax exempt income on the calculation of net interest income, using a marginal federal corporate income tax rate of 21% for the 2023 and 2022 three and nine month comparison periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in thousands)
Net interest income, as presented	$9,148	$10,440	$28,741	$29,074
Effect of tax-exempt interest
Investment securities	98	48	274	146
Loans	130	88	295	210
Net interest income, tax equivalent	$9,376	$10,576	$29,310	$29,430

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
•changes in rate (change in rate multiplied by prior volume); and
•total change in rate and volume.

Changes attributable to both rate and volume have been allocated proportionately to the change due to volume and the change due to rate.

	Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022 Increase/(Decrease) Due to Change In			Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022 Increase/(Decrease) Due to Change In
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in thousands)
Interest earning assets:
Federal funds sold and overnight deposits	$23	$89	$112	$(146)	$359	$213
Interest bearing deposits in banks	3	49	52	21	170	191
Investment securities	53	294	347	234	915	1,149
Loans, net	1,055	1,745	2,800	4,543	3,854	8,397
Nonmarketable equity securities	56	17	73	106	45	151
Total interest earning assets	$1,190	$2,194	$3,384	$4,758	$5,343	$10,101
Interest bearing liabilities:
Interest bearing checking accounts	$17	$775	$792	$60	$1,500	$1,560
Savings/money market accounts	(44)	863	819	(104)	1,563	1,459
Time deposits	643	1,621	2,264	1,146	4,240	5,386
Borrowed funds	781	19	800	1,997	30	2,027
Subordinated notes	—	1	1	1	1	2
Total interest bearing liabilities	$1,397	$3,279	$4,676	$3,100	$7,334	$10,434
Net change in net interest income	$(207)	$(1,085)	$(1,292)	$1,658	$(1,991)	$(333)

Credit Loss Expense (Benefit). The Company adopted ASU No. 2016-13 to account for the ACL, effective January 1, 2023. As such, ACL and credit loss expense as of and for the three and nine months ended September 30, 2023 were accounted for under CECL in accordance with the ASU. In accordance with previously applicable GAAP, the ACL and credit loss expense as of and for the three and nine months ended September 30, 2022 were accounted for under the incurred loss methodology. Refer to Note 1, Summary of Significant Accounting Policies for a description of the Company's accounting policies for the ACL.

Union Bankshares, Inc. Page 35

Credit loss (benefit) expense was made up of the following components for the following periods:

	For The Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023 (CECL)	2022 (Incurred Loss)	2023 (CECL)	2022 (Incurred Loss)
	(Dollars in thousands)
Credit loss expense for loans	$116	$—	$55	$—
Credit loss benefit for off-balance sheet credit exposures	(255)	—	(216)	—
Credit loss benefit, net	$(139)	$—	$(161)	$—

Noninterest Income. The following table sets forth the components of noninterest income and changes between the three and nine month comparison periods of 2023 and 2022:

	For The Three Months Ended September 30,				For the Nine Months Ended September 30,
	2023	2022	$ Variance	% Variance	2023	2022	$ Variance	% Variance
	(Dollars in thousands)
Wealth management income	$244	$203	$41	20.2	$695	$629	$66	10.5
Service fees	1,785	1,803	(18)	(1.0)	5,219	5,176	43	0.8
Net gains on sales of loans held for sale	336	448	(112)	(25.0)	836	748	88	11.8
Income from Company-owned life insurance	118	112	6	5.4	334	401	(67)	(16.7)
Other income	25	34	(9)	(26.5)	90	184	(94)	(51.1)
Net (losses) gains on other investments	(41)	(60)	19	(31.7)	61	(120)	181	(150.8)
Net gains on sales of investment securities AFS	—	—	—	—	—	31	(31)	(100.0)
Total noninterest income	$2,467	$2,540	$(73)	(2.9)	$7,235	$7,049	$186	2.6

The significant changes in noninterest income for the three and nine months ended September 30, 2023 compared to the same periods of 2022 are described below:
•Wealth management income: Wealth management income increased as managed fiduciary accounts grew between September 30, 2023 and 2022, as did the value of assets within those accounts.
•Service fees. Service fees increased $43 thousand for the nine months ended September 30, 2023, compared to the same period in 2022 primarily due to increases of $38 thousand in ATM network fees, $19 thousand in service charge income, and $14 thousand in overdraft fee income, partially offset by a $29 thousand decrease in merchant program fees. Service fees decreased $18 thousand for the three months ended September 30, 2023, compared to 2022 primarily due to decreases in loan servicing fees and merchant program fees.
•Net gains on sales of loans held for sale. Residential mortgage loans totaling $24.7 million and $54.2 million were sold during the three and nine months ended September 30, 2023, respectively, compared to sales of $25.8 million and $60.2 million during the same periods in 2022, respectively. The decrease of $112 thousand in net gains on sales of loans held for sale for the three months ended September 30, 2023, compared to 2022 reflects the lower sales volume and lower premiums obtained on sales during the three months ended September 30, 2023. In addition, there was $10 thousand of fees and gain recapture recorded in the third quarter of 2023 due to early payment default of two loans that were sold in 2022. The increase of $88 thousand in net gains on sales of loans held for sale despite the lower sales volumes for the nine months ended September 30, 2023 compared to the same period in 2022 reflects higher premiums obtained on sales in the first half of 2023 and $31 thousand of recapture on gains from 2021 recorded in the first quarter of 2022 that did not recur in 2023.
•Income from Company-owned life insurance. Death benefit proceeds of $77 thousand were received in the first quarter of 2022 that did not repeat in 2023.

Union Bankshares, Inc. Page 36

•Other income. The decrease in other income between the nine month comparison periods primarily reflects $90 thousand in prepayment penalties received from the early payoff of loans during the nine months ended September 30, 2022 that did not recur for the same period in 2023.
•Net (losses) gains on other investments. Participants in the 2020 Amended and Restated Nonqualified Excess Plan elect to defer receipt of current compensation from the Company or its subsidiary and select designated reference investments consisting of investment funds. The performance of those funds, over which the Company has no control, resulted in net losses of $41 thousand and net gains of $61 thousand for the three and nine months ended September 30, 2023, respectively, and net losses of $60 thousand and $120 thousand for the three and nine months ended September 30, 2022, respectively.

Noninterest Expenses. The following table sets forth the components of noninterest expenses and changes between the three and nine month comparison periods ended September 30, 2023 and 2022:

	For The Three Months Ended September 30,				For the Nine Months Ended September 30,
	2023	2022	$ Variance	% Variance	2023	2022	$ Variance	% Variance
	(Dollars in thousands)
Salaries and wages	$3,720	$3,575	$145	4.1	$10,895	$10,505	$390	3.7
Employee benefits	1,217	1,154	63	5.5	4,065	3,754	311	8.3
Occupancy expense, net	459	448	11	2.5	1,519	1,437	82	5.7
Equipment expense	935	948	(13)	(1.4)	2,714	2,798	(84)	(3.0)
FDIC insurance assessment	267	179	88	49.2	734	452	282	62.4
Training and development	53	29	24	82.8	172	108	64	59.3
Communication expense	105	73	32	43.8	295	229	66	28.8
Amortization of MSRs, net	47	73	(26)	(35.6)	248	362	(114)	(31.5)
ATM and debit card expense	283	260	23	8.8	817	717	100	13.9
Other losses	37	17	20	117.6	127	36	91	252.8
Donations	135	38	97	255.3	238	139	99	71.2
Loan related expense	158	119	39	32.8	355	289	66	22.8
Other expenses	1,510	1,526	(16)	(1.0)	4,560	4,311	249	5.8
Total noninterest expenses	$8,926	$8,439	$487	5.8	$26,739	$25,137	$1,602	6.4

The significant changes in noninterest expenses for the three and nine months ended September 30, 2023 compared to the same periods in 2022 are described below:
•Salaries and wages. Salaries and wages increased $145 thousand and $390 thousand for the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022 primarily due to annual salary adjustments for the 2023 fiscal year.
•Employee benefits. Employee benefit expense increased $63 thousand for the three months ended September 30, 2023 compared to the same period in 2022 due primarily to increases of $23 thousand in 401k contributions, $22 thousand in the Company's deferred compensation plans, and $13 thousand in payroll taxes. The increase of $311 thousand for the nine months ended September 30, 2023 compared to the same period in 2022 was primarily due to increases of $161 thousand in employee benefits related to the Company's deferred compensation plans and $141 thousand in premium expense for the Company's medical and dental plans between periods.
•Occupancy expense, net. The increase in occupancy expense for the three and nine month comparison periods is due to increases in utilities and taxes, partially offset by a decrease in repair and maintenance expenses. Also, lease expense increased $14 thousand and $55 thousand, respectively for the three and nine month periods ended September 30, 2023 compared to the same periods last year, primarily due to a new lease for a full service branch location in North Conway, NH.
•Equipment expense. Equipment expenses decreased between periods primarily due to decreases of $51 thousand and $159 thousand in office equipment and ATM depreciation expense for the three and nine month comparison periods,

Union Bankshares, Inc. Page 37

respectively, related to the timing of ATM and equipment replacement purchases. These decreases were partially offset by increases in software license and maintenance costs.
•FDIC insurance assessment. The FDIC insurance assessment increased by $88 thousand and $282 thousand, respectively, during the three and nine month periods ended September 30, 2023 compared to the same periods in 2022, primarily due to an increase in the assessment rate as well as overall growth in net assets.
•Training and development. Training and development events that were suspended or held as virtual events in the prior year due to the impacts of COVID-19 have resumed in-person, resulting in increased expense of $24 thousand and $64 thousand for the three and nine month comparison periods, respectively.
•Communication expense. The respective increases in expense between the three and nine month comparison periods were due to the increase in remote ATM telecommunication expense.
•Amortization of MSRs, net. Income from MSRs is derived from servicing rights acquired through the sale of loans where servicing is retained. Capitalized servicing rights are initially recorded at fair value and amortized in proportion to, and over the period of, the estimated future servicing period of the underlying mortgages. The amortization of MSRs exceeded new capitalized MSRs which resulted in net expense of $47 thousand and $248 thousand for the three and nine months ended September 30, 2023, respectively, and $73 thousand and $362 thousand for the three and nine months ended September 30, 2022, respectively.
•ATM and debit card expense. The respective increases between the three and nine month comparison periods relate to increases in the volume of ATM and debit card transactions and new card issuance costs.
•Other losses. Other losses primarily consists of debit card fraud on customer accounts, charged off checking accounts, and fraudulent check cashing schemes. Hackers continue to become more sophisticated and are being more successful in hacking customer debit cards, resulting in an increase in losses sustained by the Company. New debit cards are issued to customers whose accounts have been compromised.
•Donations. Charitable donations are made as part of the Company's on-going commitment to enhancing the economic vitality and social welfare of our communities. Donations increased for the three and nine month comparison periods due to contributions made to assist communities with recovery efforts related to the July 2023 historic flood that occurred in the State of Vermont.
•Loan related expense. There was an increase in the costs incurred for originating and servicing loans during the the three and nine months ended September 30, 2023, compared to the same periods in 2022. These costs include insurance and property tax tracking expenses, credit report fees, and other real estate closing costs.
Provision for Income Taxes. The Company has provided for current and deferred federal income taxes for the three and nine months ended September 30, 2023 and 2022. The Company's net provision for income taxes was $296 thousand and $1.2 million for the three and nine months ended September 30, 2023, respectively, compared to $783 thousand and $1.8 million for the same periods in 2022, respectively. The Company's effective federal corporate income tax rate was 10.8% and 12.9% for the three and nine months ended September 30, 2023 compared to 16.6% and 16.1% for the same period in 2022, respectively.
Amortization expense related to limited partnership investments is included as a component of income tax expense and amounted to $363 thousand and $1.0 million for the three and nine months ended September 30, 2023, respectively, compared to $316 and $864 thousand for the same periods in 2022, respectively. These investments provide tax benefits, including tax credits. Low income housing and rehabilitation tax credits with respect to limited partnership investments are also included as a component of income tax expense and amounted to $358 thousand and $1.1 million for the three and nine months ended September 30, 2023, respectively, and $310 thousand and $833 thousand for the three and nine months ended September 30, 2022, respectively.

FINANCIAL CONDITION
At September 30, 2023, the Company had total consolidated assets of $1.40 billion, including gross loans and loans held for sale (total loans) of $1.03 billion, investment securities AFS of $249.0 million, deposits of $1.22 billion, borrowed funds of $90.7 million, subordinated notes of $16.2 million and stockholders' equity of $49.2 million. The Company’s total assets at September 30, 2023 increased $59.1 million, or 4.4%, from $1.34 billion at December 31, 2022, and increased $95.3 million, or 7.3%, compared to September 30, 2022.
Net loans and loans held for sale increased $70.5 million, or 7.4%, to $1.02 billion, representing 73.3% of total assets at September 30, 2023, compared to $952.3 million, or 71.3% of total assets at December 31, 2022. (See Loans Held for Sale and Loan Portfolio below.)

Union Bankshares, Inc. Page 38

Total deposits increased $20.4 million, or 1.7%, to $1.22 billion at September 30, 2023, from $1.20 billion at December 31, 2022. There was an increase in time deposits of $132.3 million, or 86.4%, which was partially offset by decreases in noninterest bearing deposits of $57.0 million, or 19.9%, and interest bearing deposits of $54.9 million, or 7.2%. (See Deposits on page 43.)
Borrowed funds, which consist of FHLB advances, were $90.7 million and $50.0 million at September 30, 2023 and December 31, 2022, respectively. (See Borrowings on page 44.)
Stockholders’ equity decreased from $55.2 million at December 31, 2022 to $49.2 million at September 30, 2023, reflecting an increase of $9.6 million in accumulated other comprehensive loss due to a decrease in the fair market value of the Company's AFS investment securities, cash dividends declared of $4.9 million and stock repurchases of $115 thousand during the nine months ended September 30, 2023. These decreases were partially offset by net income of $8.2 million for the first nine months of 2023, an increase of $348 thousand to common stock and additional paid in capital from the vesting of stock based compensation, a $37 thousand increase to retained earnings from the impact of adoption of ASU No. 2016-13 and a $61 thousand increase due to the issuance of common stock under the DRIP. (See Capital Resources on page 46.)
Loans Held for Sale and Loan Portfolio. Total loans (including loans held for sale) increased $68.7 million, or 7.2%, to $1.03 billion, representing 73.7% of assets at September 30, 2023, from $959.3 million, representing 71.8% of assets at December 31, 2022. The total loan portfolio at September 30, 2023 increased $86.8 million compared to the September 30, 2022 level of $941.2 million, which represented 72.4% of assets. The Company’s loans consist primarily of adjustable-rate and fixed-rate mortgage loans secured by one-to-four family, multi-family residential or commercial real estate. Real estate secured loans represented $903.9 million, or 87.9% of total loans at September 30, 2023 and $828.2 million, or 86.3% of total loans at December 31, 2022. The net change in the Company's loan portfolio from December 31, 2022 (see table below) resulted primarily from an increase in the volume of residential, commercial real estate, and residential construction loans originated.
The composition of the Company's loan portfolio, including loans held for sale, as of September 30, 2023 and December 31, 2022 was as follows:

	September 30, 2023		December 31, 2022
Loan Class	Amount	Percent	Amount	Percent
Residential real estate	(Dollars in thousands)
Non-revolving residential real estate	$382,332	37.2	$335,470	35.0
Revolving residential real estate	17,652	1.7	16,963	1.8
Construction real estate
Commercial construction real estate	52,423	5.1	56,501	5.9
Residential construction real estate	49,826	4.9	40,119	4.2
Commercial real estate
Non-residential commercial real estate	292,337	28.5	282,397	29.4
Multi-family residential real estate	102,855	10.0	95,550	9.9
Commercial	41,258	4.0	40,973	4.3
Consumer	2,289	0.2	2,204	0.2
Municipal	80,611	7.8	87,980	9.2
Loans held for sale	6,452	0.6	1,178	0.1
Total loans	1,028,035	100.0	959,335	100.0
ACL on loans	(6,895)		(8,339)
Unamortized net loan costs	1,700		1,336
Net loans and loans held for sale	$1,022,840		$952,332
The Company originates and sells qualified residential mortgage loans in various secondary market avenues to mitigate long-term interest rate risk and generate fee income, with a majority of sales made to the FHLMC/Freddie Mac, generally with servicing rights retained. At September 30, 2023, the Company serviced a $1.05 billion residential real estate mortgage portfolio, of which $6.5 million was held for sale and approximately $642.9 million of which was serviced for unaffiliated third parties.
The Company sold $54.2 million of qualified residential real estate loans to the secondary market during the first nine months of 2023 compared to sales of $60.2 million during the first nine months of 2022. Residential mortgage loan origination activity was strong during the third quarter of 2023. Despite low housing inventory and rising interest rates, purchase activity in the Company's markets continues to be stable with an increase in construction loan activity. The Company originates and sells

Union Bankshares, Inc. Page 39

FHA, VA, and RD residential mortgage loans, and also has an Unconditional Direct Endorsement Approval from HUD which allows the Company to approve FHA loans originated in any of its Vermont or New Hampshire markets without needing prior HUD underwriting approval. The Company sells FHA, VA and RD loans as originated with servicing released. Some of the government backed loans qualify for zero down payments without geographic or income restrictions. These loan products increase the Company's ability to serve the borrowing needs of residents in the communities served, including low and moderate income borrowers, while the loan sales and government guaranty mitigate the Company's exposure to credit risk.
The Company also originates commercial real estate and commercial loans under various SBA, USDA and State sponsored programs which provide a government agency guaranty for a portion of the loan amount. There was $2.8 million guaranteed under these various programs at September 30, 2023 on an aggregate balance of $3.8 million in subject loans.
The Company serviced $27.5 million of commercial and commercial real estate loans for unaffiliated third parties as of September 30, 2023. This included $26.5 million of commercial or commercial real estate loans the Company originated and participated out to other financial institutions. These loans were participated in the ordinary course of business on a nonrecourse basis, for liquidity or credit concentration management purposes.
The Company capitalizes MSRs for all loans sold with servicing retained. The unamortized balance of MSRs on loans sold with servicing retained was $1.8 million at September 30, 2023, with an estimated market value in excess of the carrying value as of such date. Management periodically evaluates and measures the servicing assets for impairment.
Qualifying residential first lien mortgage loans and certain commercial real estate loans with a combined carrying value of $350.4 million were pledged as collateral for borrowings from the FHLB under a blanket lien at September 30, 2023.

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
Repossessed assets, nonaccrual loans, and loans that are 90 days or more past due are considered to be nonperforming assets. The following table details the composition of the Company's nonperforming assets and amounts utilized to calculate certain asset quality ratios monitored by the Company's management as of the balance sheet dates and September 30, 2022:

	September 30, 2023	December 31, 2022	September 30, 2022
	(Dollars in thousands)
Nonaccrual loans	$1,882	$2,211	$1,381
Loans past due 90 days or more and still accruing interest	245	186	308
Total nonperforming assets	$2,127	$2,397	$1,689

Guarantees of U.S. or state government agencies on the above nonperforming loans	$—	$76	$131
TDR loans	$—	$179	$1,757
ACL on loans	$6,895	$8,339	$8,340
Net charge-offs (recoveries)	$4	$(3)	$(4)
Total loans outstanding	$1,028,035	$959,335	$941,191
Total average loans outstanding	$982,071	$875,528	$850,869

Union Bankshares, Inc. Page 40

The following table shows trends of certain asset quality ratios monitored by the Company's management as of the balance sheet dates and September 30, 2022:

	September 30, 2023	December 31, 2022	September 30, 2022
	(Dollars in thousands)
ACL on loans to total loans outstanding	0.67%	0.87%	0.89%
ACL on loans to nonperforming loans	324.17%	347.89%	493.78%
ACL on loans to nonaccrual loans	366.37%	377.16%	603.91%
Nonperforming loans to total loans	0.21%	0.25%	0.18%
Nonperforming assets to total assets	0.15%	0.18%	0.13%
Nonaccrual loans to total loans	0.18%	0.23%	0.15%
Delinquent loans (30 days to nonaccruing) to total loans	0.22%	0.57%	0.54%
Net charge-offs (recoveries) to total average loans	—%	—%	—%
Residential real estate	—%	—%	—%
Net recoveries	$(1)	$—	$—
Total average loans	$371,088	$304,778	$292,147
Commercial	—%	—%	—%
Net recoveries	$—	$(1)	$(1)
Total average loans	$40,862	$43,710	$44,477
Consumer	0.21%	(0.09)%	(0.13)%
Net charge-offs (recoveries)	$5	$(2)	$(3)
Total average loans	$2,365	$2,262	$2,258
All other loan categories did not have charge-offs or recoveries for the periods presented above.

There were no loans in process of foreclosure at September 30, 2023 and one residential real estate loan totaling $28 thousand in process of foreclosure at December 31, 2022. The aggregate interest income not recognized on nonaccrual loans approximated $120 thousand as of September 30, 2023 and $59 thousand as of December 31, 2022.
The Company had loans rated substandard that were on performing status totaling $1.3 million at September 30, 2023 and December 31, 2022. In management's view, substandard loans represent a higher degree of risk of becoming nonperforming loans in the future.
Allowance for Credit Losses on Loans. Some of the Company’s loan customers ultimately do not make all of their contractually scheduled payments, requiring the Company to charge off a portion or all of the remaining principal balance due. The Company maintains an ACL to absorb such losses. The level of the ACL on loans at September 30, 2023 represents management's estimate of expected credit losses over the expected life of the loans at the balance sheet date. The Company's policy and methodologies for establishing the ACL on loans under previously applicable GAAP for the 2022 comparison periods presented are described in the Company's 2022 Annual Report, while the Company's policy and methodologies related to the adoption of CECL as of January 1, 2023 and for the first nine months of 2023 are described in the Summary of Significant Accounting Policies in Note 1 to the unaudited interim consolidated financial statements included in this report. The Company's ACL on loans was $6.9 million and $8.3 million at September 30, 2023 and December 31, 2022, respectively.

Union Bankshares, Inc. Page 41

The following table reflects activity in the ACL on loans for the three and nine months ended September 30, 2023 and 2022:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in thousands)
Balance at beginning of period	$6,780	$8,340	$8,339	$8,336
Impact of adoption of ASU No. 2016-13	—	—	(1,495)	—
Charge-offs	(4)	—	(8)	(2)
Recoveries	3	—	4	6
Net (charge-offs) recoveries	(1)	—	(4)	4
Credit loss expense	116	—	55	—
Balance at end of period	$6,895	$8,340	$6,895	$8,340
The following table (net of loans held for sale) shows the internal breakdown by risk component of the Company's ACL on loans and the percentage of loans in each category to total loans in the respective portfolios at the dates indicated:

	September 30, 2023		December 31, 2022
	Amount	Percent	Amount	Percent
Residential real estate	(Dollars in thousands)
Non-revolving residential real estate	$2,300	37.4	$2,294	35.0
Revolving residential real estate	150	1.7	123	1.8
Construction real estate
Commercial construction real estate	1,465	5.1	611	5.9
Residential construction real estate	159	4.9	421	4.2
Commercial real estate
Non-residential commercial real estate	2,149	28.6	2,931	29.5
Multi-family residential real estate	239	10.1	1,004	9.9
Commercial	357	4.1	301	4.3
Consumer	5	0.2	10	0.2
Municipal	71	7.9	95	9.2
Unallocated	—	—	549	—
Total	$6,895	100.0	$8,339	100.0

Notwithstanding the categories shown in the table above or any specific allocation under the Company's ACL methodology, all funds in the ACL on loans are available to absorb loan losses in the portfolio, regardless of loan category or specific allocation.
Management believes, in its best estimate, that the ACL on loans at September 30, 2023 is appropriate to cover expected credit losses over the expected life of the Company’s loan portfolio as of such date. However, there can be no assurance that the Company will not sustain losses in future periods which could be greater than the size of the ACL on loans at September 30, 2023. In addition, our banking regulators, as an integral part of their examination process, periodically review our ACL. Such agencies may require us to recognize adjustments to the ACL based on their judgments about information available to them at the time of their examination. A large adjustment to the ACL on loans for losses in future periods could require increased credit loss expense to replenish the ACL on loans, which could negatively affect earnings.
Investment Activities. During the first nine months of 2023, investment securities classified as AFS, which are carried at fair value, decreased $1.3 million to $249.0 million, comprising 17.8% of total assets, compared to $250.3 million, or 18.7% of total assets, at December 31, 2022. The decrease between periods is due to an increase in unrealized losses of $12.9 million and returns of principal of $12.9 million, partially offset by purchases of higher yielding municipal securities of $24.9 million during the first quarter of 2023.
Net unrealized losses in the Company’s AFS investment securities portfolio were $60.3 million as of September 30, 2023, compared to net unrealized losses of $47.4 million as of December 31, 2022. The Company’s accumulated OCI component of stockholders’ equity at September 30, 2023 reflected cumulative net unrealized losses on investment securities of $47.1 million. There were no securities classified as HTM at September 30, 2023 or December 31, 2022. The increase in unrealized losses is

Union Bankshares, Inc. Page 42

primarily attributable to increases in long term interest rates which are tied to the pricing indexes for the securities. No declines in value were deemed by management to be impairment related to credit losses at September 30, 2023. Deterioration in credit quality and/or imbalances in liquidity that may result from changes in financial market conditions might adversely affect the fair values of the Company’s investment portfolio and the amount of gains or losses ultimately realized on the sale of such securities and may also increase the potential that credit losses may be identified in future periods, resulting in credit loss expense recorded in earnings.
Investment securities AFS with a carrying amount of $874 thousand and $433 thousand were pledged as collateral for public unit deposits or for other purposes as required or permitted by law at September 30, 2023 and December 31, 2022, respectively.
Deposits. The following table shows information concerning the Company's average deposits by account type and weighted average nominal rates at which interest was paid on such deposits for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30, 2023			Nine Months Ended September 30, 2022
	Average Amount	Percent of Total Deposits	Average Rate	Average Amount	Percent of Total Deposits	Average Rate
	(Dollars in thousands)
Nontime deposits:
Noninterest bearing deposits	$248,222	20.6	—	$312,331	27.2	—
Interest bearing checking accounts	316,193	26.2	0.89%	287,296	25.0	0.26%
Money market accounts	228,262	18.9	1.43%	249,018	21.7	0.53%
Savings accounts	168,551	14.0	0.03%	188,568	16.4	0.04%
Total nontime deposits	961,228	79.7	0.64%	1,037,213	90.3	0.20%
Total time deposits	243,730	20.3	3.23%	111,202	9.7	0.60%
Total deposits	$1,204,958	100.0	1.16%	$1,148,415	100.0	0.24%
During the first nine months of 2023, average total deposits grew $56.5 million, or 4.9%, compared to the nine months ended September 30, 2022. The average balance of total non-time deposit balances decreased $76.0 million between periods primarily due to decreases of $64.1 million in noninterest bearing deposits, $20.8 million in money market accounts, and $20.0 million in saving accounts, partially offset by an increase of $28.9 million in interest bearing checking accounts. The increase in interest bearing checking accounts is primarily attributable to the purchase of nonreciprocal ICS deposits from IntraFi as described below for the the nine months ended September 30, 2023. The decreases in the other categories are attributable to customers spending down deposit balances (including COVID-19 relief funds), the loss of deposit dollars to competing financial institutions and brokerage firms, and customers shifting monies into time deposits as they continue to seek higher yields. The average balance in total time deposits increased $132.5 million between periods due to an increase of $82.0 million in average brokered deposits and an increase of $50.5 million in average customer time deposit accounts as customers took advantage of higher rate paying CDs.
The Company participates in CDARS, which permits it to offer full deposit insurance coverage to its customers by exchanging deposit balances with other CDARS participants. CDARS also provides the Company with an additional source of funding and liquidity through the purchase of deposits. There were no purchased CDARS deposits as of September 30, 2023 or December 31, 2022. There were $14.3 million and $12.3 million of time deposits of $250,000 or less on the balance sheet at September 30, 2023 and December 31, 2022, respectively, which were exchanged with other CDARS participants.
The Company also participates in the ICS program, a service through which it can offer its customers demand or savings products with access to unlimited FDIC insurance, while receiving reciprocal deposits from other FDIC-insured banks. Like the exchange of certificate of deposit accounts through CDARS, exchange of demand or savings deposits through ICS provides a depositor with full deposit insurance coverage of excess balances, thereby helping the Company retain the full amount of the deposit on its balance sheet. As with the CDARS program, in addition to reciprocal deposits, participating banks may also purchase one-way ICS deposits. There were $106.6 million and $209.3 million in exchanged ICS demand and money market deposits on the balance sheet at September 30, 2023 and December 31, 2022, respectively. Additionally, there were $50.2 million of purchased ICS deposits at September 30, 2023 and no purchased ICS deposits at December 31, 2022.
At September 30, 2023 there were $103.0 million of retail brokered deposits at a weighted average rate of 5.07% issued under a master certificate of deposit program with a deposit broker for six, nine and twelve month terms for the purpose of providing a supplemental source of funding and liquidity. There were $33.0 million of retail brokered deposits at December 31, 2022 at a weighted average rate of 3.45% for a three month term that matured in January 2023.

Union Bankshares, Inc. Page 43

Uninsured deposits have been estimated to include deposits with balances greater than the FDIC insurance coverage limit of $250 thousand. This estimate is based on the same methodologies and assumptions used for regulatory reporting requirements. At September 30, 2023, the Company had total estimated uninsured deposit accounts totaling $362.7 million, or 29.7% of total deposits. Uninsured deposits include $31.1 million of municipal deposits that were collateralized under applicable state regulations by investment securities or letters of credit issued by the FHLB at September 30, 2023, as described below under Borrowings.
The following table provides a maturity distribution of the Company’s time deposits in amounts in excess of the $250 thousand FDIC insurance limit at September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
	(Dollars in thousands)
Within 3 months	$14,143	$1,011
3 to 6 months	11,727	4,001
6 to 12 months	14,742	11,462
Over 12 months	621	9,883
	$41,233	$26,357

Borrowings. Advances from the FHLB are another key source of funds to support earning assets. These funds are also used to manage the Bank's interest rate and liquidity risk exposures. The Company's borrowed funds at September 30, 2023 were comprised of borrowings from the FHLB of $90.7 million at a weighted average rate of 3.57%. At December 31, 2022, borrowed funds were comprised of borrowings from the FHLB of $50.0 million at a weighted average rate of 4.41%.
The Company has the authority, up to its available borrowing capacity with the FHLB, to collateralize public unit deposits with letters of credit issued by the FHLB. FHLB letters of credit in the amount of $42.4 million and $42.5 million were utilized as collateral for these deposits at September 30, 2023 and December 31, 2022, respectively. The Company's reimbursement obligations to the FHLB relating to these letters of credit are secured by pledged collateral, which reduces the Company's available borrowing capacity with the FHLB. Total fees paid by the Company in connection with the issuance of these letters of credit were $11 thousand and $34 thousand for the three and nine months ended September 30, 2023, respectively and $8 thousand and $23 thousand for the three and nine months ended September 30, 2022, respectively.
In August 2021, the Company completed the private placement of $16.5 million in aggregate principal amount of fixed-to-floating rate subordinated notes due 2031 to certain qualified institutional buyers and accredited investors. The Notes initially bear interest, payable semi-annually, at the rate of 3.25% per annum, until September 1, 2026. From and including September 1, 2026, the interest rate applicable to the outstanding principal amount due will reset quarterly to the then current three-month secured overnight financing rate (SOFR) plus 263 basis points. The Notes are presented in the consolidated balance sheets net of unamortized issuance costs of $270 thousand and $295 thousand at September 30, 2023 and December 31, 2022, respectively.

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

Union Bankshares, Inc. Page 44

The following table details the contractual or notional amount of financial instruments that represented credit risk at the balance sheet dates:

	September 30, 2023	December 31, 2022
	(Dollars in thousands)
Commitments to originate loans	$29,484	$39,217
Unused lines of credit	194,234	185,539
Standby and commercial letters of credit	1,532	1,762
Credit card arrangements	146	241
FHLB Mortgage Partnership Finance credit enhancement obligation, net	765	396
Commitment to purchase investment in a real estate limited partnership	—	3,000
Total	$226,161	$230,155
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
The Company did not hold any derivative or hedging instruments at September 30, 2023 or December 31, 2022.
In addition to commitments arising from the Company’s financial instruments, in the normal course of business the Company enters into contractual commitments from time to time for the purchase or lease of property, including real property for its banking premises.
With the adoption of CECL, effective January 1, 2023, the Company records an ACL on off-balance sheet credit exposures through a charge or credit to Credit loss expense on the consolidated statements of income to account for the change in the ACL on off-balance sheet exposures between reporting periods. The ACL on off-balance sheet credit exposures totaled $1.2 million at September 30, 2023 and was included in Accrued interest and other liabilities on the September 30, 2023 consolidated balance sheet. There was $255 thousand and $216 thousand of credit loss benefit for off-balance sheet credit exposures recorded for the three and nine months ended September 30, 2023, respectively. Under previously applicable GAAP, there was no ACL on off-balance sheet credit exposures required at December 31, 2022.

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
As of September 30, 2023, Union, as a member of FHLB, had access to unused lines of credit up to $102.8 million over and above the $134.7 million in combined outstanding FHLB borrowings and other credit, subject to collateralization and to the purchase of required FHLB Class B common stock and evaluation by the FHLB of the underlying collateral available. This line of credit can be used for either short-term or long-term liquidity or other funding needs.
Union also maintains an IDEAL Way Line of Credit with the FHLB. The total line available was $551 thousand at September 30, 2023. There were no borrowings against this line of credit as of such date. Interest on this line is chargeable at a rate determined by the FHLB and payable monthly. Should Union utilize this line of credit, qualified portions of the loan and investment portfolios would collateralize these borrowings.
In addition to its borrowing arrangements with the FHLB, Union maintains a pre-approved federal funds line of credit totaling $15.0 million with an upstream correspondent bank, a master brokered deposit agreement with a brokerage firm, and one-way buy options with CDARS and ICS. At September 30, 2023, there were no purchased CDARS deposits, $50.2 million in purchased ICS deposits, $103.0 million in retail brokered deposits issued under a master certificate of deposit program with a broker, and no outstanding advances on the Union or Company correspondent lines.
In response to the recent bank failures, the Federal Reserve created a Bank Term Funding Program to provide liquidity to U.S. Depository institutions which allows any federally insured depository institution to pledge as collateral its investment portfolio

Union Bankshares, Inc. Page 45

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
Stockholders’ equity decreased from $55.2 million at December 31, 2022 to $49.2 million at September 30, 2023, reflecting an increase of $9.6 million in accumulated other comprehensive loss due to a decrease in the fair market value of the Company's AFS investment securities, cash dividends declared of $4.9 million and stock repurchases of $115 thousand during the nine months ended September 30, 2023. These decreases were partially offset by net income of $8.2 million for the first nine months of 2023, an increase of $348 thousand to common stock and additional paid in capital from the vesting of stock based compensation, a $37 thousand increase to retained earnings from the impact of adoption of ASU No. 2016-13 and a $61 thousand increase due to the issuance of common stock under the DRIP. The components of other comprehensive loss are illustrated in Note 10 of the unaudited consolidated financial statements.
The Company has 7,500,000 shares of $2.00 par value common stock authorized. As of September 30, 2023, the Company had 4,984,311 shares issued, of which 4,507,905 were outstanding and 476,406 were held in treasury.
In January 2023, the Company's Board reauthorized for 2023 the limited stock repurchase plan that was initially established in May of 2010. The limited stock repurchase plan allows the repurchase of up to a fixed number of shares of the Company's common stock each calendar quarter in open market purchases or privately negotiated transactions, as management deems advisable and as market conditions may warrant. The repurchase authorization for a calendar quarter (currently 2,500 shares) expires at the end of that quarter to the extent it has not been exercised, and is not carried forward into future quarters. The quarterly repurchase authorization expires on December 31, 2023, unless reauthorized. The Company repurchased 5,000 shares under this program during the first nine months of 2023 at a total cost of $114 thousand. The Company also purchased 30 shares outside of the limited stock repurchase program during the first quarter of 2023 at a cost of $1 thousand.
The Company maintains a DRIP whereby registered stockholders may elect to reinvest cash dividends and make optional cash contributions to purchase additional shares of the Company's common stock. The Company has reserved 200,000 shares of its common stock for issuance and sale under the DRIP. As of September 30, 2023, 10,143 shares of stock had been issued from treasury stock under the DRIP.
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

Union Bankshares, Inc. Page 46

As shown in the table below, as of September 30, 2023, both the Company and Union met all capital adequacy requirements to which they are subject and Union exceeded the requirements for a "well capitalized" bank under the FDIC's Prompt Corrective Action framework. There were no conditions or events between September 30, 2023 and the date of this report that management believes have changed either company’s regulatory capital category.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of September 30, 2023	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Company:
Total capital to risk weighted assets	$118,453	13.19%	$71,844	8.00%	N/A	N/A
Tier I capital to risk weighted assets	94,085	10.48%	53,865	6.00%	N/A	N/A
Common Equity Tier 1 to risk weighted assets	94,085	10.48%	40,399	4.50%	N/A	N/A
Tier I capital to average assets	94,085	6.56%	57,369	4.00%	N/A	N/A

Union:
Total capital to risk weighted assets	$118,274	13.18%	$71,790	8.00%	$89,737	10.00%
Tier I capital to risk weighted assets	110,136	12.27%	53,856	6.00%	71,808	8.00%
Common Equity Tier 1 to risk weighted assets	110,136	12.27%	40,392	4.50%	58,344	6.50%
Tier I capital to average assets	110,136	7.68%	57,363	4.00%	71,703	5.00%
Dividends paid by Union are the primary source of funds available to the Company for payment of dividends to its stockholders. Union is subject to certain requirements imposed by federal banking laws and regulations, which among other things, establish minimum levels of capital and restrict the amount of dividends that may be distributed by Union to the Company.
Quarterly cash dividends of $0.36 per share were paid during the second quarter of 2023 and were declared for the third quarter, payable on November 2, 2023 to stockholders of record on October 28, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Omitted, in accordance with the regulatory relief available to smaller reporting companies in SEC Release Nos. 33-10513 (effective September 10, 2018).

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer, with the assistance of the Disclosure Control Committee, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2023. Based on this evaluation they concluded that those disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files with the Commission is accumulated and communicated to the Company’s management, including its principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required information.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The Company did not issue any unregistered shares during the quarter ended September 30, 2023.
The following table summarizes repurchases of the Company's equity securities during the quarter ended September 30, 2023.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (1)
July 2023	2,500	$21.80	2,500	—
August 2023	—	—	—	—
September 2023	—	—	—	—
__________________
(1)Repurchases were made pursuant to a discretionary stock repurchase program under which the Company may repurchase up to 2,500 shares of its common stock each calendar quarter, in open market or privately negotiated transactions, in management's discretion. The repurchase authorization for a calendar quarter expires at the end of that quarter to the extent it has not been exercised, and is not carried forward into future quarters. The program was initially authorized in 2010 and was reauthorized most recently in January 2023. The program will expire on December 31, 2023, unless reauthorized by the Board of Directors.

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
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the unaudited consolidated balance sheets, (ii) the unaudited consolidated statements of income for the three and nine months ended September 30, 2023 and 2022, (iii) the unaudited consolidated statements of comprehensive income for the three and nine months ended September 30, 2023 and 2022, (iv) the unaudited consolidated statements of changes in stockholders' equity, (iv) the unaudited consolidated statements of cash flows and (v) related notes.

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

Union Bankshares, Inc.

November 14, 2023	/s/ David S. Silverman
David S. Silverman
Director, President and Chief Executive Officer

November 14, 2023	/s/ Karyn J. Hale
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

101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the unaudited consolidated balance sheets, (ii) the unaudited consolidated statements of income for the three and nine months ended September 30, 2023 and 2022, (iii) the unaudited consolidated statements of comprehensive income for the three and nine months ended September 30, 2023 and 2022, (iv) the unaudited consolidated statements of changes in stockholders' equity, (iv) the unaudited consolidated statements of cash flows and (v) related notes.

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