Form 10-K
period 2023-12-31
UNION BANKSHARES INC
filed 2024-03-26
CIK 706863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2023	Commission file number	001-15985
UNION BANKSHARES, INC.

(State or Other Jurisdiction of Incorporation or Organization)	VT	03-0283552	(I.R.S. Employer Identification No.)
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
Yes ☐ No ☒
The aggregate market value of the common stock held by non-affiliates of the registrant on June 30, 2023 was $93,086,240 based on the closing price on the NASDAQ Stock Market LLC on such date of $23.25 per share. For purposes of this calculation, all directors, executive officers, and named executives of the Registrant are assumed to be affiliates. Such assumption, however, shall not be deemed to be an admission of such status as to any such individual.
On February 28, 2024, there were 4,519,384 shares of common stock, $2.00 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Specifically designated portions of the following documents are incorporated by reference in the indicated Part of this Annual Report on Form 10-K:

Document	Part
Portions of the Proxy Statement for the 2024 Annual Meeting of Shareholders	III

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
Factors that may cause results or performance to differ materially from those expressed in forward-looking statements include, but are not limited to:
•interest rate risk, including the effects of recent and anticipated rate changes by the FRB;
•fluctuations in the values of the securities held in our securities portfolio as the result of higher interest rates, which has resulted in unrealized losses in our securities portfolios;
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
•changes in depositor behavior resulting in movement of funds out of Bank deposits and into the stock market, other investment assets, or into deposits at financial institutions offering higher rates;
•new or revised accounting standards;
•the ability to successfully manage liquidity risk, which may increase the dependence on borrowed funds and non-core funding sources such as brokered deposits, and negatively impact our cost of funds;
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

When evaluating forward-looking statements to make decisions about the Company and our stock, investors and others are cautioned to consider these and other risks and uncertainties, and are reminded not to place undue reliance on such statements. Investors should not consider the foregoing list of factors to be a complete list of risks or uncertainties. The statements made in this report, including any forward-looking statements, speak only as of the date they are made and the Company undertakes no obligation to update them to reflect new or changed information or events, except as may be required by federal securities laws.

PART I
Item 1.    Business

Certain Definitions: Capitalized terms used in the following discussion and not otherwise defined below have the meanings assigned to them in Note 1 to the Company's audited consolidated financial statements contained in Part II, item 8, page 55 of this Annual Report.
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
The Company's business is that of a community bank in the financial services industry. The Company has one definable business segment, Union Bank, which provides full retail, commercial, municipal banking, and wealth management and trust services throughout its 20 banking offices, two loan centers, and several ATMs covering northern Vermont and northern New Hampshire. Also, many of Union's services are provided via the telephone, mobile devices, and through its website, www.ublocal.com. Union seeks to make a profit for the Company while providing quality retail banking services to individuals and commercial banking services to small and medium sized business corporations, limited liability companies, partnerships, and sole proprietorships, as well as nonprofit organizations, local municipalities and school districts within its market area.
The Company's income is derived principally from interest and fees on loans and earnings on other investments. Its primary expenses arise from interest paid on deposits and borrowings, salaries and wages, health insurance and other employee benefits and other general overhead expenses, including occupancy and equipment expenses. Our profitability depends primarily on net interest income, which is the difference between interest and dividend income on interest-earning assets and interest expense on interest-bearing liabilities. Interest-earning assets include loans, investment securities, and interest-earning deposits in banks. Interest-bearing liabilities primarily include customer deposit accounts, brokered deposits, subordinated notes and other borrowings. Net interest income is dependent upon the level of interest rates and the extent to which such rates change, as well as changes in the volume of various categories of assets and liabilities. Our profitability is also dependent on the level of noninterest income (primarily gains on sale of real estate loans, loan servicing income, and service fees), allowance for credit losses, noninterest expenses and income taxes. Our operations and profitability are subject to changes in interest rates, applicable statutes and regulations, changes in corporate tax rates, general economic conditions, the competitive environment, as well as other factors beyond our control.
Human Capital. Our employees play a vital role in our company-wide vision of delivering the best banking experience to all of our customers, employees, communities, and shareholders. As of December 31, 2023, Union employed 197 full time employees. Guided by our core values, we are committed to creating a company culture where everyone is included and respected, and where we support each other in reaching our full potential. To attract, engage, and retain top talent, we strive to create a supportive workplace, with opportunities for our employees to grow and develop in their careers. We provide numerous training and development opportunities, as well as a robust tuition reimbursement program. We are also deeply committed to the health and well-being of our employees. This includes market-competitive compensation, medical and dental insurance, paid time off, life insurance, short term and long-term disability, and a 401(k) plan. We maintain a number of human resources and other policies, including a harassment and retaliation policy, to promote a workplace that is safe for all and supports a culture where people feel they can report incidents that threaten that safety. In addition, we have a confidential whistleblower program that forwards complaints to the audit committee and the Board of Directors, and we will work to take necessary action as quickly as possible after a complaint is received. We also prohibit discrimination on the grounds of race, color, religion, sex, sexual orientation (including gender identity and gender expression), national origin, citizenship status, age, disability, genetic information, or veteran status. We employ based on talent and potential for professional growth, and we value a diversity of backgrounds and ideas.

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
•Municipal financing, including loans and excess deposits secured by FHLBB letters of credit;
•Online cash management services, including account reconciliation, credit card depository, Automated Clearing House (ACH) origination, wire transfers, positive pay and night depository;
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
Consistent with the Company's objective of serving the financial needs of individuals, businesses and others within our market areas, we seek to concentrate our assets in loans. For the year ended December 31, 2023, the Company's rate of average loans to average deposits was 81.8%. To be consistent with the requirements of prudent banking practices, adequate levels of assets are invested in high-grade securities, FDIC insured certificates of deposits, or other prudent investment alternatives such as company-owned life insurance and investments in real estate limited partnerships for affordable housing. Deposits are the primary source of funds for use in lending, investing and for other general operating purposes. In addition we obtain funds from principal repayments, sales and prepayments of loans, securities and FDIC insured certificates of deposit. Other funding sources may include brokered deposits purchased through CDARS, ICS or through other deposit brokers, and borrowings from the FHLB, correspondent banks or FRB loan facilities, including the discount window.

Competition: The Company and Union face substantial competition for loans and deposits in northern Vermont and New Hampshire from local and regional commercial banks, savings banks, tax exempt credit unions, mortgage brokers, and financial services affiliates of bank holding companies, as well as from national and regional financial service providers such as mutual funds, brokerage houses, insurance companies, consumer finance companies and internet banks. Within the Company's market area are branches of several commercial and savings banks that are substantially larger than Union. Union focuses on its community banking niche and on providing convenient locations, hours and modes of delivery to provide superior customer service. We have seen over the last few years, a trend by customers to turn to local community banks to fulfill their financial needs with organizations and people they know and trust. Customers continue to look to perform traditional banking transactions electronically either via the internet or Union's mobile app. The Company seeks to capitalize upon the extensive business and personal contacts and relationships of our directors, advisory board members and officers within our communities to continue to develop our customer base, as well as relying on director and advisory board referrals, officer-originated calling programs and customer and shareholder referrals.
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
We compete for deposit accounts by offering customers competitive products and rates, personal service, local area expertise, convenient locations and access, and an array of financial services and products. The rapid increase in interest rates initiated by the Fed in 2022 and 2023 has resulted in higher deposit rates. Competitive pressures for deposits increased during 2023 as customers sought out the highest yield on their savings dollars and were willing to relocate funds to other institutions or brokerage firms. Union is utilizing a combination of higher rates on non-maturity deposits and time deposit specials to retain customer deposits and attract new customers in our new market areas.
The competition in originating real estate and other loans comes principally from commercial banks, savings banks, mortgage banking companies and tax exempt credit unions. We compete for loan originations primarily through the interest rates and loan fees we charge, the types of loans we offer, and the efficiency and quality of services we provide. The Company emphasizes residential mortgage lending, commercial real estate and construction lending, as well as municipal loans and both conventional and SBA guaranteed commercial lending. Factors that affect our ability to compete for loans include general and local economic conditions, prevailing interest rates including FHLB rates, the prime rate, and pricing volatility of the secondary loan markets. We promote an increased level of personal service and expertise within the community to position Union as a lender to small to middle market business and residential customers, which tend to be under-served by larger institutions.
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
The Company is also under the jurisdiction of the SEC for matters relating to the offer and sale of its securities as well as public disclosure requirements. The Company is subject to restrictions, reporting requirements, and review procedures under federal securities laws and regulations. The Company's common stock is listed on the NASDAQ Global Select Market under the trading symbol “UNB” and accordingly, the Company is subject to the rules of NASDAQ for listed companies.

Financial Regulatory Reform Legislation
The Dodd-Frank Act. The Dodd-Frank Act, enacted in 2010, comprehensively reformed the regulation of financial institutions and the products and services they offer. Among other things, the Dodd-Frank Act:
•granted the FRB increased supervisory authority and codified the source of strength doctrine;
•provided new capital standards applicable to the Company;
•modified the scope and costs associated with deposit insurance coverage;
•permitted well capitalized and well managed banks to acquire other banks in any state subject to certain deposit concentration limits and other conditions;
•permitted the payment of interest on business demand deposit accounts;
•established the CFPB and transferred rulemaking authority to it under various consumer protection laws relating to financial products and services;
•established new minimum mortgage underwriting standards for residential mortgages;
•barred banking organizations, such as the Company, from engaging in proprietary trading and from sponsoring and investing in hedge funds and private equity funds, except as permitted under certain circumstances; and
•established the Financial Stability Oversight Council to designate certain activities as posing a risk to the United States financial systems and recommended new or heightened standards and safeguards for financial institutions engaging in such activities.
While the Dodd-Frank Act is focused principally on changes to the financial regulatory system, it includes several corporate governance, disclosure and compensation provisions applicable to public companies, such as the Company. Those provisions include:
•A requirement that public companies solicit an advisory vote on executive compensation ("say-on-pay"), an advisory vote on the frequency of say-on-pay votes and, in the event of a merger or other extraordinary transaction, an advisory vote on certain "golden parachute" payments. The Company's last say-on-pay vote was held at the 2022 annual meeting with shareholders approving the Company's executive compensation program by a wide margin. Our next say-on-pay and say-on-frequency advisory votes are scheduled to occur at the 2025 annual meeting;
•Requirements that the SEC adopt rules directing the securities exchanges to adopt listing standards with respect to compensation committee independence and the use of consultants;
•Provisions calling for the SEC to adopt expanded disclosure requirements for annual proxy statements and other filings, particularly in the area of executive compensation, such as disclosure of pay versus performance, policies with regard to hedging transactions conducted by employees and directors, and, for public companies other than smaller reporting companies, the ratio of CEO pay to the pay of a median employee. The Company included the required pay versus performance disclosures beginning with its 2023 proxy statement;

•Provisions requiring the adoption or revision of certain other corporate policies, such as compensation "clawback" policies providing for the recovery of executive compensation in the event of a financial restatement. The Company adopted a clawback policy in November 2023; and
•A provision clarifying the SEC's authority to adopt rules requiring issuers to include in their proxy statements solicitations for shareholder nominations for directors.
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
Enforcement Powers. The FRB has the authority to issue cease and desist orders against bank holding companies to prevent or terminate unsafe or unsound banking practices, violations of law and regulations, or conditions imposed by, or violations of agreements with, or commitments to, the FRB. The FRB is also empowered to assess civil money penalties against companies or individuals who violate the BHCA or orders or regulations thereunder, to order termination of nonbanking activities of nonbanking subsidiaries of bank holding companies, and to order termination of ownership and control of a nonbanking subsidiary by a bank holding company. There are no FRB enforcement actions currently in place against the Company.
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
Deposit Insurance. As a member of the FDIC, the deposits of Union are insured under the Deposit Insurance Fund (“DIF”) maintained by the FDIC up to $250,000 per ownership category. Under applicable federal laws and regulations, deposit insurance premium assessments to the DIF are currently based on a supervisory risk rating system, with the most favorably rated institutions paying the lowest premiums. Under this assessment system, risk is defined and measured using an institution's supervisory ratings, combined with certain other risk measures, including certain financial ratios and long-term debt issuer ratings. For the year ended December 31, 2023, the Bank's total FDIC insurance assessment expense was $998 thousand.
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
Community Reinvestment Act ("CRA"). Union is subject to the federal CRA, which requires banks to demonstrate their commitment to serving the credit needs of low and moderate income residents of their communities. Union participates in a variety of direct and indirect lending programs and other investments for the benefit of low and moderate income residents in its local communities. The FDIC conducts examinations of insured banks' compliance with CRA requirements and rates institutions as "Outstanding," "Satisfactory," "Needs to Improve," and "Substantial NonCompliance." Failure of an institution to receive at least a "Satisfactory" CRA rating could adversely affect its ability to undertake certain activities, such as branching and acquisitions of other financial institutions, which require regulatory approval based, in part, on the institution's record of CRA compliance. In addition, failure of a bank subsidiary to receive at least a "Satisfactory" rating would disqualify a bank holding company from eligibility to become or remain a financial holding company under the GLBA. Union has received an "Outstanding" rating from its most recent CRA compliance examination by the FDIC. In October 2023, the FDIC and other federal bank regulatory agencies jointly issued a final rule that is designed to strengthen and modernize regulations implementing the CRA. Under the new regulations, banks with $2 billion or more in assets will be evaluated under a Retail Lending Test, a Retail Services and Products Test, a Community Development Financing Test, and a Community Development Services Test. Banks, such as Union, with total assets of $600 million or more and less than $2 billion will be evaluated under the Retail Lending Test and, at the bank's option, either the current Intermediate Bank Community Development Test or the new Community Development Financing Test. The final rule takes effect on April 1, 2024 with staggered compliance dates of January 1, 2026 and January 1, 2027. In February 2024, several trade groups filed a complaint in the U.S. District Court for the Northern District of Texas seeking to vacate the final rule. It is not known at this time what the final outcome of that litigation will be or how it would impact our CRA requirements.

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
Prompt Corrective Action. FDICIA, among other things, identifies five capital categories for insured depository institutions (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) and requires the respective federal banking agencies to implement systems for “prompt corrective action” for insured depository institutions that do not meet minimum capital requirements. FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions, depending on the category in which an institution is classified. Failure to meet the capital guidelines could also subject an insured depository institution to capital raising requirements. An “undercapitalized” bank must develop a capital restoration plan and its parent holding company must guarantee that bank's compliance with the plan. The liability of the parent holding company under any such guarantee is limited to the lesser of 5% of the bank's assets at the time it became undercapitalized or the amount needed to comply with the plan. Furthermore, in the event of the bankruptcy of the parent holding company, such guarantee would take priority over the parent's general unsecured creditors. In addition, FDICIA requires the various federal banking agencies to prescribe certain noncapital standards for safety and soundness related generally to operations and management, asset quality and executive compensation, and permits regulatory action against a financial institution that does not meet such standards.
The various federal banking agencies have adopted substantially similar regulations that define the five capital categories identified by FDICIA, using the Tier 1 Capital, Common Equity Tier 1 Capital, Total Capital and Leverage Ratios as the relevant capital measures. Such regulations establish various degrees of corrective action to be taken when an insured depository institution is considered undercapitalized. Under the regulations as in effect during 2023, a “well capitalized” institution must have a Tier 1 capital ratio of at least 8.0%, a Common Equity Tier 1 ratio of 6.5%, a total capital ratio of at least 10% and a leverage ratio of at least 5% and not be subject to a capital directive order.
At December 31, 2023, Union's Tier I and Total Risk Based Capital Ratios were 12.5% and 13.4% respectively, and its Leverage Capital Ratio was 7.6%, and it is considered well capitalized under applicable regulatory guidelines in effect as of such date.
Safety and Soundness Standards. FDICIA, as amended, directs each Federal banking agency to prescribe safety and soundness standards for insured depository institutions relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, asset quality, earnings and stock valuation. The Community Development and Regulatory Improvement Act of 1994 amended FDICIA by allowing Federal banking regulators to publish guidelines rather than regulations concerning safety and soundness.
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
Interstate Banking. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 authorized an adequately capitalized and managed bank holding company to acquire banks based outside its home state, generally without regard to whether the state's law would permit the acquisition, and also authorized banks to merge across state lines thereby creating interstate branches. In addition, this Act authorized banks to acquire existing interstate branches (short of merger) or to establish new interstate branches. States were given the right, exercisable before June 1, 1997, to prohibit altogether or impose certain limitations on interstate mergers and the acquisition or establishment of interstate branches. The Dodd-Frank Act removed remaining state law impediments to de novo interstate branching. Although interstate banking and branching may have resulted in increased competitive pressures in the markets in which the Company operates, interstate branching may also present competitive opportunities for locally-owned and managed banks, such as Union, that are familiar with the local markets and that emphasize personal service and prompt, local decision-making. The ability to branch interstate has also benefited Union, as it permitted the expansion of its banking operations into New Hampshire, with the conversion of its loan production office in Littleton to a full service branch in March of 2006, the May 2011 acquisition of three New Hampshire branches, the opening of a full service branch in Lincoln in 2014, and the opening of a full-service branch in North Conway in 2023.
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
Bank Secrecy Act. Union is subject to federal laws establishing record keeping, customer identification and reporting requirements pertaining to large or suspicious cash transactions, purchases of other monetary instruments and the international transfer of cash or monetary instruments that may signify money laundering. Provisions designed to help combat international terrorism, were added to the Bank Secrecy Act by the 2001 USA Patriot Act. These provisions require banks to avoid establishing or maintaining correspondent accounts of foreign off-shore banks and banks in jurisdictions that have been found to fall significantly below international anti-money laundering standards. U.S. banks are also prohibited from opening correspondent accounts for off-shore shell banks, defined as banks that have no physical presence and that are not part of a regulated and recognized banking company. The USA Patriot Act requires all financial institutions to adopt an anti-money laundering program and to establish due diligence policies, procedures and controls that are reasonably designed to detect and report instances of money laundering in United States private banking accounts and correspondent accounts maintained for non-U.S. persons or their representatives. Since 2018, banks have been required to comply with enhanced customer due diligence regulations requiring collection of information on beneficial owners and control persons of legal entity customers.
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
Taxing Authorities. The Company and Union are subject to income taxes at the Federal level and are individually subject to state taxation based on the laws of each state in which they operate. The Company and Union file a consolidated federal tax return with a calendar year end. The Company and Union have filed separate tax returns for each state jurisdiction affected for 2022 and will do the same for 2023. No tax return is currently being examined or audited by any taxing authority that the Company is aware of. The taxing authorities also regulate the information reporting requirements that Union is subject to, and which continue to increase and require resources to comply with.

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
The Company will also provide copies of this 2023 Annual Report on Form 10-K, free of charge, upon written request to its Treasurer at the Company's main address, PO Box 667, Morrisville, VT 05661-0667. Shareholder meeting materials for our 2024 Annual Meeting, including this Annual Report on Form 10-K, are available at www.materials.proxyvote.com/905400 no later than the date on which they are mailed to shareholders.

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

If our allowance for credit losses is not sufficient to cover actual loan losses, our earnings could decrease.
As a lender, we are exposed to the risk that our loan customers may not repay their loans according to their terms and that the collateral or guarantees securing these loans may be insufficient to assure repayment. The underwriting and credit monitoring policies and procedures that we have adopted to address this risk may not prevent unexpected losses that could have a material adverse effect on our business, financial condition, results of operations and cash flows. We maintain an allowance for credit losses to provide for loan defaults and non-performance, which also includes increases for new loan growth. While we believe that our allowance for credit losses is appropriate to cover expected losses, we cannot provide assurance that we will not increase the allowance for credit losses further or that regulators will not require us to increase the allowance for credit losses which could have a material adverse effect on our net income and financial condition.

Management makes various assumptions and judgments about the collectability of our loan portfolio, which are regularly reevaluated and are based in part on:
•current and forecasted economic conditions and their estimated effects on specific borrowers;
•an evaluation of the existing relationships among loans, potential credit losses and the present level of the allowance for credit losses;
•results of examinations of our loan portfolios by regulatory agencies; and
•management's internal review of the loan portfolio.

In determining the size of the allowance for credit losses, we rely on an analysis of our loan portfolio, our experience and a third-party economic forecast. If our assumptions prove to be incorrect, our current allowance for credit losses may not be sufficient to cover the losses.

In addition, third parties, including our federal and state regulators, periodically evaluate the adequacy of our allowance for credit losses and may communicate with us concerning the methodology or judgments that we have raised in determining the allowance for credit losses. As a result of this input, we may be required to assign different risk ratings to specific credits, increase our provision for credit losses, and/or recognize further loan charge offs which could have a material adverse effect on our net income and financial condition.

Our commercial, commercial real estate and construction loan portfolio may expose us to increased credit risks.
At December 31, 2023, approximately 43% of our loan portfolio was comprised of commercial and commercial real estate loans. In general, commercial and commercial real estate loans have historically posed greater credit risks than owner occupied residential mortgage loans. The repayment of commercial real estate loans depends on the business and financial condition of borrowers. Economic events and changes in government regulations, which we and our borrowers cannot control or reliably predict, could have an adverse impact on the cash flows generated by the businesses and properties securing our commercial and commercial real estate loans and on the values of the collateral securing those loans. Repayment of commercial loans depends substantially on the borrowers’ underlying business, financial condition and cash flows. Commercial loans are generally collateralized by equipment, inventory, accounts receivable and other fixed assets.  Compared to real estate, that type of collateral is more difficult to monitor, its value is harder to ascertain, it may depreciate more rapidly and it may not be as readily saleable if repossessed.

Changes in interest rates and interest rate volatility may reduce our profitability.
Our consolidated earnings and financial condition are primarily dependent upon net interest income, which is the difference between interest earned from loans and investments and interest paid on deposits and borrowings. Net interest income can be affected significantly by changes in market interest rates. In particular, changes in relative interest rates may reduce our net interest income as the difference between interest income and interest expense decreases. As a result, we have adopted asset and liability management policies to minimize the potential adverse effects of changes in interest rates on net interest income, primarily by altering the mix and maturity of loans, investments and funding sources. However, despite these measures there can be no assurance that a change in interest rates will not negatively impact our results of operations or financial condition. Because market interest rates may change by differing magnitudes and at different times, significant changes in interest rates over an extended period of time could reduce overall net interest income.

The fair value of our investment securities can fluctuate due to factors outside of our control, and impairment of investment securities could require charges to earnings, which could result in a negative impact on our results of operations.
As of December 31, 2023, the carrying value of our investment securities portfolio was approximately $264.4 million. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions in respect to the securities, defaults by the issuer or with respect to the underlying securities and changes in market interest rates and instability in the capital markets. Any of these factors, among others, could cause impairments and realized and/or unrealized losses in future periods and declines in other comprehensive income, which could have an adverse effect on our business, financial condition and results of operations.
AFS debt securities in an unrealized loss position, are evaluated by management for impairment, to determine whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security and the issuer, among other factors. If this assessment indicates that a credit loss exists, management compares the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an ACL is recorded, limited to the amount by which the amortized cost basis of the security exceeds its fair value. Any impairment that has not been recorded through an ACL is recognized in other comprehensive income (loss), net of applicable taxes.
A lack of liquidity could adversely affect the Company’s financial condition and results of operations and result in regulatory restrictions.
The Company must maintain sufficient funds to respond to the needs of depositors and borrowers. Deposits have traditionally been the Company’s primary source of funds for use in lending and investment activities and are emphasized due to the relatively lower cost of these funds. The Company also receives funds from loan repayments, investment maturities and income on other interest-earning assets, as well as borrowings. If the Company is required to rely more heavily on more expensive funding sources to support liquidity and future growth, its revenues may not increase proportionately to cover its increased costs, which would adversely affect its operating margins, profitability and growth prospects. Alternatively, the Company may need to sell a portion of its investment securities portfolio to raise funds, which, as discussed below, could result in a loss. Any decline in funding could adversely impact the Company’s ability to originate loans, invest in securities, pay expenses, or fulfill obligations such as repaying its borrowings or meeting deposit withdrawal demands, any of which could have a material adverse impact on its liquidity, business, financial condition and results of operations. A lack of liquidity could also attract increased regulatory scrutiny and potential restraints imposed by regulators. Depending on the capitalization status and regulatory treatment of depository institutions, including whether an institution is subject to a supervisory prompt corrective action directive, regulatory restrictions and prohibitions may include restrictions on growth, restrictions on interest rates paid on deposits, restrictions or prohibitions on payment of dividends and restrictions on the acceptance of brokered deposits.

Rising interest rates have decreased the value of the Company’s securities portfolio, and the Company would realize losses if it were required to sell such securities to meet liquidity needs.
As a result of inflationary pressures and the resulting rapid increases in interest rates over the last year, the trading value of previously issued government and other fixed income securities has declined significantly. These securities make up a majority of the securities portfolio of most banks in the U.S., including the Company’s, resulting in unrealized losses embedded in the securities portfolios. While the Company does not currently intend to sell these securities, if the Company were required to sell such securities to meet liquidity needs, it may incur losses, which could impair the Company’s capital, financial condition, and results of operations and require the Company to raise additional capital on unfavorable terms, thereby negatively impacting its profitability. While the Company has taken actions to diversify its funding sources, there is no guarantee that such actions will be successful or sufficient in the event of sudden liquidity needs. Furthermore, while the Federal Reserve Board temporarily made funding available to eligible depository institutions, including Union, secured by U.S. treasuries, agency debt and mortgage-backed securities, and other qualifying assets as collateral at par, to mitigate the risk of potential losses on the sale of such instruments, that Bank Term Funding Program terminated on March 11, 2024 and there is no guarantee that similar liquidity facilities will be available in the future or effective in addressing liquidity needs as they arise.

Potential deterioration in the performance or financial position of the Federal Home Loan Bank ("FHLB") of Boston might restrict our funding needs and may adversely impact our financial condition and results of operations.
Significant components of our liquidity needs are met through our access to funding pursuant to our membership in the FHLB. The FHLB is a cooperative that provides services to its member banking institutions. The primary reason for joining the FHLB is to obtain funding. The purchase of stock in the FHLB is a requirement for a member to gain access to funding. Any deterioration in the FHLB’s performance or financial condition may affect our ability to access funding and/or require us to deem the required investment in FHLB stock to be impaired. If we are not able to access funding through the FHLB, we may not be able to meet our liquidity needs, which could have an adverse effect on our results of operations or financial condition. Similarly, if we deem all or part of our investment in FHLB stock impaired, such action could have an adverse effect on our financial condition or results of operations.

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
The laws, rules, regulations, and supervisory guidance and policies applicable to us are subject to regular modification and change. It is impossible to predict the competitive impact that any such future changes would have on the banking and financial services industry in general or on our business in particular. Such changes may, among other things, increase the cost of doing business, limit permissible activities, or affect the competitive balance between banks and other financial institutions. The Dodd-Frank Act instituted major changes to the regulatory regimes governing banks and other financial institutions, resulting in increased government intervention in the financial services sector. Other changes to statutes, regulations, or regulatory policies, including changes in interpretation or implementation of statutes, regulations, or policies, could affect us in substantial and unpredictable ways. Such changes could subject us to additional costs, limit the types of financial services and products we may offer, and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations, or policies could result in sanctions by regulatory agencies, civil money penalties, and/or reputational damage, which could have a material adverse effect on our business, financial condition, or results of operations.

Additional requirements imposed by the Dodd-Frank Act could adversely affect us.
The Dodd-Frank Act comprehensively reformed the regulation of financial institutions, products and services. Among other things, the Dodd-Frank Act established the CFPB as an independent government bureau which derives its funding from the FRB. The CFPB has the authority to prescribe rules for all depository institutions governing the provision of consumer financial products and services, which may result in rules and regulations that reduce the profitability of such products and services or impose greater costs and restrictions on us and our subsidiaries. The Dodd-Frank Act also established new minimum mortgage underwriting standards for residential mortgages, and the regulatory agencies have focused on the examination and supervision of mortgage lending and servicing activities.
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

We are subject to stringent capital requirements which may adversely impact return on equity, require additional capital raises, or limit the ability to pay dividends or repurchase shares.
Federal regulations establish minimum capital requirements for insured depository institutions, including minimum risk-based capital and leverage ratios, and define “capital” for calculating these ratios. The minimum capital requirements are: (i) a common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6%; (iii) a total capital ratio of 8%; and (iv) a Tier 1 leverage ratio of 4%. The regulations also establish a “capital conservation buffer” of 2.5%, which if complied will result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%; (ii) a Tier 1 to risk-based assets capital ratio of 8.5%; and (iii) a total capital ratio of 10.5%. An institution will be subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if its capital level falls below the capital conservation buffer amount. The application of these capital requirements could, among other things, require us to maintain higher capital resulting in lower returns on equity, and we may be required to obtain additional capital to comply or be subject to regulatory actions if we are unable to comply with such requirements.

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
Our businesses and operations are subject to increasing regulatory oversight and scrutiny, which could lead to regulatory investigations or enforcement actions. These and other initiatives from federal and state officials could result in judgments, settlements, fines or penalties, or require us to restructure our operations and activities, all of which could lead to reputational damage, or higher operational costs, or both, thereby reducing our revenue.
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
Pursuant to GAAP, we are required to use certain assumptions and estimates in preparing our financial statements, including in determining credit loss reserves, the fair value of certain assets and liabilities and reserves related to litigation, among other items. If the assumptions or estimates underlying our financial statements are incorrect, we may experience material losses.

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
Holders of our common stock are entitled to receive dividends only when, as and if declared by our board of directors. Although we have historically declared regular cash dividends on our common stock, we are not required to do so and our board of directors may reduce or eliminate our common stock dividend in the future. The FRB has the authority to prohibit a bank holding company, such as us, from paying dividends if it deems such payment to be an unsafe or unsound practice. The FDIC has the authority to use its enforcement powers to prohibit Union from paying dividends to us if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice. Federal law also prohibits the payment of dividends by a bank that will result in the bank failing to meet its applicable capital requirements on a pro forma basis. Further, our ability to pay dividends would be restricted if we do not maintain a required capital conservation buffer under applicable regulatory capital rules. A reduction or elimination of dividends could adversely affect the market price of our common stock.

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
Our business performance and the trading price of our common stock may be affected by many factors affecting financial institutions, including volatility in the credit, mortgage and housing markets, the markets for securities relating to mortgages or housing, and the value of debt and mortgage-backed and other securities that we hold in our investment portfolio. Market volatility in financial institution stocks may also result from high profile bank failures. In addition, government action and legislation may impact us and the value of our common stock. We cannot predict what impact, if any, market volatility will have on our business or share price and for these and other reasons our shares of common stock may trade at a price lower than that at which they were purchased.

Certain provisions of our articles of incorporation may have an anti-takeover effect.
Provisions of our articles of incorporation and bylaws and regulations and federal banking laws, including regulatory approval requirements, could make it more difficult for a third party to acquire us, even if doing so would be perceived to be beneficial to our shareholders. The combination of these provisions may inhibit a non-negotiated merger or other business combination, which, in turn, could adversely affect the market price of our common stock.

If we identify any material weakness in our internal control over financial reporting and fail to correct it, or otherwise fail to maintain effective internal control over financial reporting, we may not be able to report our financial results accurately and timely, in which case our business may be harmed, investors may lose confidence in the accuracy and completeness of our financial reports, and the price of our common stock may decline.
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
If we identify material weaknesses in our internal control over financial reporting in the future, if we cannot comply with the requirements of FDICIA in a timely manner or attest that our internal control over financial reporting is effective, or if our independent registered public accounting firm cannot express an opinion as to the effectiveness of our internal control over financial reporting when required, we may not be able to report our financial results accurately and timely. As a result, investors, counterparties and customers may lose confidence in the accuracy and completeness of our financial reports; our liquidity, access to capital markets and perceptions of our creditworthiness could be adversely affected; and the market price of our common stock could decline. In addition, we could become subject to investigations by the stock exchange on which our securities are listed, the SEC, the FRB, the FDIC, or other regulatory authorities, which could require additional financial and management resources. These events could have an adverse effect on our business, financial condition and results of operations.

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
We rely heavily on communications and information systems to conduct our business. In addition, we rely on third parties to provide key components of our infrastructure, including internet connections, network access and processing services. These types of information and related systems are critical to the operation of our business and essential to our ability to perform day-to-day operations, and, in some cases, are critical to the operations of certain of our customers. These third parties with which we do business or that facilitate our business activities, including exchanges, clearing firms, financial intermediaries or vendors that provide services or security solutions for our operations, could also be sources of operational and information security risk to us, including breakdowns or failures of their own systems or capacity constraints. Although we have safeguards and business continuity plans in place, our business operations may be adversely affected by significant and widespread disruption to our physical infrastructure or operating systems that support our business and our customers, resulting in financial losses, loss of customers, or damage to our reputation.

An interruption or breach in security of our information systems or those related to merchants and third party vendors, including as a result of cyber attacks, could disrupt our business, result in the disclosure or misuse of confidential customer or proprietary information, damage our reputation, or result in financial losses.
Our technologies, systems, networks and software, and those of other financial institutions have been, and are likely to continue to be, the target of cybersecurity threats and attacks, which may range from uncoordinated individual attempts to sophisticated and targeted measures directed at us. These cybersecurity threats and attacks may include, but are not limited to, attempts to access information, including customer and company information, malicious code, computer viruses and denial of service attacks that could result in unauthorized access, misuse, loss or destruction of data (including confidential customer information), account takeovers, unavailability of service, ransomware attacks or other events. These types of threats may result from human error, fraud or malice on the part of external or internal parties, or from accidental technological failure. Further, to access our products and services our customers may use computers and mobile devices that are beyond our security control systems. The risk of a security breach or disruption, particularly through cyber-attack or cyber intrusion, including by computer hackers, has increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased.
Our business requires the collection and retention of large volumes of customer data, including payment card numbers and other personally identifiable information in various information systems that we maintain and in those maintained by third parties with whom we contract to provide data services. We also maintain important internal company data such as personally identifiable information about our employees and information relating to our operations. The integrity and protection of that customer and company data is important to us. As customer, public, legislative and regulatory expectations and requirements regarding operational and information security have increased, our operations systems and infrastructure must be continually safeguarded and monitored for potential failures, disruptions and breakdowns.
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
Although we make significant efforts to maintain the security and integrity of our information systems and have implemented various measures to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. Even the most well-protected information, networks, systems and facilities remain potentially vulnerable because attempted security breaches, particularly cyber-attacks and intrusions, or disruptions will occur in the future, and because the techniques used in such attempts are constantly evolving and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is virtually impossible for us to entirely mitigate this risk. A security breach or other significant disruption could: (i) disrupt the proper functioning of our networks and systems and therefore our operations and/or those of certain of our customers; (ii) result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of confidential, sensitive or otherwise valuable information of ours or our customers, including account numbers and other financial information; (iii) result in a violation of applicable privacy, data breach and other laws, subjecting the Bank to additional regulatory scrutiny and exposing the Bank to civil litigation, governmental fines and possible financial liability; (iv) require significant management attention and resources to remedy the damages that result; or (v) harm our reputation or cause a decrease in the number of customers that choose to do business with us or reduce the level of business that our customers do with us. The occurrence of any such failures, disruptions or security breaches could have a negative impact on our results of operations, financial condition, and cash flows as well as damage our brand and reputation.
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
Competition in the markets in which we operate may limit our ability to attract and retain customers. In particular, we compete for loans, deposits and other financial products and services with local independent banks, thrift institutions, savings institutions, mortgage brokerage firms, credit unions, finance companies, trust companies, mutual funds, insurance companies and brokerage and investment banking firms operating locally as well as nationally. Additionally, we compete with banks and other financial institutions with larger capitalization, as well as financial intermediaries not subject to bank regulatory restrictions, which have larger lending limits and are able to serve the credit and investment needs of larger customers. There is also increased competition by out-of-market competitors through the Internet. If we are unable to attract and retain customers, we may be unable to continue our loan growth and our results of operations and financial condition may otherwise be negatively impacted.

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

Expansion or contraction of the Company's branch network may adversely affect its financial results.
The Company cannot assure that the opening of new branches will be accretive to earnings or that it will be accretive to earnings within a reasonable period of time. Numerous factors contribute to the performance of a new branch, such as suitable location, qualified personnel, and an effective marketing strategy. Additionally, it takes time for a new branch to gather sufficient loans and deposits to generate income sufficient to cover its operating expenses. Difficulties Union experiences in opening new branches may have a material adverse effect on the Company's financial condition and results of operations. Additionally, the Company cannot assure that the closing of branches would not adversely affect earnings.

We must adapt to information technology changes in the financial services industry, which could present operational issues, require significant capital spending, or impact our reputation.
The financial services industry is constantly undergoing technological changes, with frequent introductions of new technology-driven products and services. We invest significant resources in information technology system enhancements in order to meet customer expectations and provide functionality and security at an appropriate level. The effective use of technology increases efficiency and enables financial institutions to better serve customers and reduce costs. Our future success will depend, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience, as well as to create additional efficiencies in our operations. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. Failure to successfully implement and integrate future system enhancements could adversely impact the ability to provide timely and accurate financial information in compliance with legal and regulatory requirements, which could result in sanctions from regulatory authorities. Such sanctions could include fines and suspension of trading in our stock, among others. In addition, future system enhancements could have higher than expected costs and/or result in operating inefficiencies, which could increase the costs associated with the implementation as well as ongoing operations.
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
Inflation continued at elevated levels in 2023. Inflationary pressures, including the impact of recent increases in inflation, may remain elevated in 2024. Small to medium-sized businesses may be impacted more during periods of high inflation as they are not able to leverage economies of scale to mitigate cost pressures compared to larger businesses. Consequently, the ability of our business customers to repay their loans may deteriorate, and in some cases this deterioration may occur quickly, which would adversely impact our results of operations and financial condition. Furthermore, a prolonged period of inflation could cause wages and other costs to increase, which could adversely affect our results of operations and financial condition.
Our financial condition and results of operations have been adversely affected, and may continue to be adversely affected, by general market and economic conditions.
We have been, and continue to be, impacted by general business and economic conditions in the United States and, to a lesser extent, abroad.  These conditions include short-term and long-term interest rates, inflation, money supply, political issues, legislative and regulatory changes, fluctuations in both debt and equity capital markets, broad trends in industry and finance, unemployment and the condition of the U.S. economy and the local economies in which we operate, all of which are beyond our control. Deterioration or continued weakness in any of these factors could result in increases in loan delinquencies and nonperforming assets, decreases in loan collateral values, the value of our investment portfolio and demand for our products and services.

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
We are subject to reputational risk.
We are dependent on our reputation within our market area, as a trusted and responsible financial service provider, for all aspects of our relationships with customers, employees, vendors, third-party service providers, and others, with whom we conduct business or potential future business. Our actual or perceived failure to (i) identify and address potential conflicts of interest, ethical issues, money-laundering, or privacy issues; (ii) meet legal and regulatory requirements applicable to Union and to the Company; (iii) maintain the privacy of customer and accompanying personal information; or (iv) maintain adequate record keeping; and (v) identify the legal, reputational, credit, liquidity and market risks inherent in our products, could give rise to reputational risk that could harm our business prospects and adversely affect our financial condition and results of operations. If we fail to address any of these issues in an appropriate manner, we could be subject to additional legal risks, which, in turn, could increase the size and number of litigation claims and damages asserted or subject us to enforcement actions, fines and penalties and cause us to incur related costs and expenses. Our ability to attract and retain customers and employees could be adversely affected to the extent our reputation is damaged.
We face significant and increasing competition in the financial services industry.
We operate in a highly competitive environment that includes financial and non-financial services firms, including traditional banks, online banks, financial technology companies, wealth management companies and others. These companies compete on the basis of, among other factors, size, quality and type of products and services offered, price, technology and reputation. Emerging technologies have the potential to intensify competition and accelerate disruption in the financial services industry. In recent years, non-financial services firms, such as financial technology companies, have begun to offer services traditionally provided by financial institutions. These firms attempt to use technology and mobile platforms to enhance the ability of companies and individuals to borrow money, save and invest. Our ability to compete successfully depends on a number of factors, including our ability to develop and execute strategic plans and initiatives; to develop competitive products and technologies; and to attract, retain and develop a highly skilled employee workforce. If we are not able to compete successfully, we could be placed at a competitive disadvantage, which could result in the loss of customers and market share, and our business, results of operations and financial condition could suffer.

We may be required to write down goodwill and other identifiable intangible assets.
When we acquire a business, a portion of the purchase price of the acquisition may be allocated to goodwill and other identifiable intangible assets. The excess of the purchase price over the fair value of the net identifiable tangible and intangible assets acquired determines the amount of the purchase price that is allocated to goodwill acquired. At December 31, 2023, there was no remaining unamortized identifiable intangible asset and our goodwill was approximately $2.2 million. Under current accounting standards, if we determine that goodwill or intangible assets are impaired, we would be required to write down the value of these assets to fair value. We conduct an annual review, or more frequently if events or circumstances warrant such, to determine whether goodwill is impaired. We recently completed our goodwill impairment analysis as of December 31, 2023 and concluded goodwill was not impaired. We conduct a review of our other intangible assets for impairment should events or circumstances warrant. We cannot provide assurance that we will not be required to take an impairment charge in the future. Any impairment charge would have a negative effect on our shareholders’ equity and financial results and may cause a decline in our stock price.
The accuracy of our financial statements and related disclosures could be affected if the judgments, assumptions or estimates used in our critical accounting policies are inaccurate.
The preparation of financial statements and related disclosure in conformity with GAAP requires us to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Our critical accounting policies, which are described in Item 7 of this report captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, constitute those significant accounting policies and methods used in the preparation of our consolidated financial statements that we consider “critical” because they require judgments, assumptions and estimates that materially affect our consolidated financial statements and related disclosures. As a result, if future events differ significantly from management's judgments, assumptions and estimates in our critical accounting policies, those events or assumptions could have a material impact on our consolidated financial statements and related disclosures.

Item 1B. Unresolved Staff Comments
Not applicable.

Item 1C. Cybersecurity
Our Company faces a number of cybersecurity risks in connection with the operation of our business which could have a material adverse effect on our business financial condition, results of operations, cash flows, or reputation. As part of the operation of our business, the Company, and our service providers, use, store, and process data for our customers, employees, partners, and suppliers. A cybersecurity incident impacting any of these entities could materially and adversely affect our operations, performance, or results of operations. In addition, as a financial services company we are subject to extensive regulatory compliance requirements, including those established by the FRB, FDIC and the DFR. To address these risks and regulatory requirements, the Company established a robust cybersecurity risk management program. This program safeguards sensitive customer data, financial transactions, and our information systems, serving as a vital component of our broader enterprise risk management strategy.

Risk Management Oversight and Governance
The Company's Board of Directors is charged with overseeing and approving Union's risk management framework and monitoring adherence to related policies required by applicable statutes, regulations and principles of safety and soundness. Union's Information Security Officer (ISO) provides periodic updates regarding cybersecurity risks and the cybersecurity program to the Board of Directors. Additionally, awareness and training on cybersecurity topics is provided to the Company's Board of Directors on a regular basis. Consistent with this responsibility the Board has delegated primary oversight responsibility over the risk management framework and oversight of the cybersecurity program, including oversight of cybersecurity risk and cybersecurity risk management to Union's IT Steering Committee.
Union's IT Steering Committee has representation from the following departments: information technology, information security, other department leaders and stakeholders, and Union's senior management team. This Committee receives regular updates on the state of Union's cybersecurity program, including any incidents, as well as approving information technology or information security related projects and proposals. These team members are also responsible for the resolution of any findings and implementation of recommendations from internal and external audits and examinations.
Union's ISO is responsible for implementing and maintaining the cybersecurity program with support from Union's Information Security team. The Information Security team consists of Union's ISO, members of the risk and compliance department, security staff, and information technology members, all of whom collaboratively work together to manage cybersecurity risks. The ISO reports directly to Union's Senior Risk Officer.
Cybersecurity Risk Management Program
The program is designed to identify, assess, manage, mitigate, and respond to cyber threats with the goal of preventing cybersecurity incidents to the extent feasible, while also increasing our system resilience to minimize business disruption in the event we experience a cyber event. Our program is structured to be nimble and adaptable to changes in cybersecurity threats over time and to respond to emerging threats in a timely and efficient manner.
Our Information Security team, led by our ISO, is responsible for monitoring our information systems for vulnerabilities and mitigating any issues. The Information Security team works collaboratively across the Company to understand the potential impacts of a cybersecurity incident and prioritize mitigation and other measures based on, among other things, the materiality to our business. The Information Security team has established processes designed to monitor threats in the cybersecurity landscape which include interacting with intelligence networks, working with researchers, discussions with peers at other companies, monitoring social media, reviewing government alerts and other news items and attending industry specific security conferences and trainings. The team regularly monitors our internal network and customer-facing network to identify any security issues. In addition, the Company augments the team’s monitoring via the engagement of external vendors who provide continuous threat monitoring services of the Company’s environment.
As part of our assessment of the risks to our Company, the Information Security team conducts annual cybersecurity risk assessments to evaluate the inherent risk of our applications and the strength of our controls, and identify the residual risk for each application. In addition, we conduct regular reviews and testing of critical network and application systems to monitor their security. We have adopted internal Company-wide Information Technology and Information Security policies which are reviewed and updated annually and approved by our Board of Directors. Our employees and the Board of Directors attend annual trainings that are designed to raise awareness about cybersecurity threats, reduce our vulnerability, and encourage consideration of cybersecurity threats across the Company. Additional trainings are required for employees in certain roles; these additional trainings are tailored to the employees’ specific duties.

We regularly review and update our investments in information technology security to identify and protect critical assets, provide monitoring and alerts, and, as needed, engage third-party experts. To assess the effectiveness of our program, we have engaged consultants to conduct penetration testing and other vulnerability assessments. Additionally, our Internal Audit department and external auditors conduct assessments of different systems to provide the Audit Committee with information on our risk management processes, including cybersecurity risk management. We also test our defenses internally and conduct regular cybersecurity simulations and tabletop exercises with members of senior management present. These tests and assessments provide useful insights into the strengths and weaknesses of our cybersecurity framework.
Our cybersecurity framework is designed to protect our customers, employees, investors, and our intellectual property. Before purchasing third-party technology or other solutions that could expose the Company’s assets and electronic information, our Information Security team completes security reviews on the vendors. Contracts are also negotiated to ensure language is included to address cybersecurity risk limitation and remediation. We also conduct ongoing reviews of cybersecurity risks associated with our third-party service providers. As part of the Company’s Vendor Management Program, annual reviews are conducted for certain third-party vendors. Members of our Information Security team work with department managers and application owners to review System and Organization Controls (“SOC”) 1 or SOC 2 reports. In the event a third-party vendor is unable to provide either a SOC 1 or SOC 2 report, this group conducts additional reviews to assess the cybersecurity preparedness of the specific vendor. This assessment of the risks associated with the use of third-party service providers is part of our overall vendor management and cybersecurity risk management framework.
To date, such cybersecurity risks have not materially affected us. We do, from time to time, experience threats to our data and systems that have been halted by the policies and systems in place. For more information about the cybersecurity risks we face, see Operational Risks in Part I, Item 1A of this Annual Report.

Item 2. Properties
As of December 31, 2023, Union operated 14 community banking locations in Lamoille, Caledonia, Chittenden, Franklin and Washington counties of Vermont and five in Grafton and Coos counties of New Hampshire. Union also operates three loan centers in St. Johnsbury and Williston, Vermont and Plymouth, New Hampshire. In addition as of such date, Union owns, free of encumbrances, 16 of its branch locations and its headquarters and operated several ATMs in northern Vermont and New Hampshire. Union leases three branch locations, one loan production office, land upon which the Williston branch was built, and certain ATM premises from third parties under terms and conditions considered by management to be favorable to Union. Union also owns or leases certain properties contiguous to its branch locations for staff and customer parking convenience.
Additional information relating to the Company's properties as of December 31, 2023, is set forth in Notes 8 and 9 to the Company's audited consolidated financial statements contained in Part II, Item 8 of this Annual Report.

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

On February 28, 2024, there were 4,519,384 shares of common stock outstanding held by 492 stockholders of record. The number of stockholders does not reflect the number of beneficial owners, including persons or entities who may hold the stock in nominee or “street name.”

Repurchases of Common Stock
The following table summarizes repurchases of the Company's equity securities during the quarter ended December 31, 2023.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Program (1)
October 2023	700	$21.51	700	1,800
November 2023	—	—	—	1,800
December 2023	—	—	—	—
__________________
(1)All repurchases were made pursuant to a discretionary stock repurchase program under which the Company may repurchase up to 2,500 shares of its common stock each calendar quarter, in open market or privately negotiated transactions, in management's discretion. The repurchase authorization for a calendar quarter expires at the end of that quarter to the extent it has not been exercised, and is not carried forward into future quarters. The program was initially authorized in 2010 and was reauthorized most recently in December 2023. The program will expire on December 31, 2024, unless reauthorized by the Board of Directors.

Securities Authorized for Issuance Under Equity Compensation Plans
Information regarding equity securities authorized for issuance under the Company's equity compensation plan is included in Part III, Item 12 of this Annual Report under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”, and is incorporated herein by reference.

Five Year Performance Graph
The following graph illustrates the annual percentage change in the cumulative total shareholder return of the Company's common stock for the period December 31, 2018 through December 31, 2023. For purposes of comparison, the graph illustrates comparable shareholder returns of the S&P U.S. SmallCap Banks Index and the NASDAQ Composite Index. The graph assumes a $100 investment on December 31, 2018 in each case and measures the amount by which the market value, assuming reinvestment of dividends, has changed during the five year period ended December 31, 2023.

Stock Performance Graph

250
200
150
100
50
0
Index Value
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
Period Ended
Union Bankshares, Inc.
NASDAQ Composite Index
S&P U.S. SmallCap Banks Index

	Period Ended
Index	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
Union Bankshares, Inc.	100.00	78.48	58.70	71.06	60.09	81.30
NASDAQ Composite Index	100.00	136.69	198.10	242.03	163.28	236.17
S&P U.S. SmallCap Banks Index	100.00	125.46	113.94	158.62	139.85	140.55
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

Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

The following discussion and analysis focuses on those factors that, in management's view, had a material effect on the consolidated financial position of Union Bankshares, Inc. ("the Company," "our," "we," "us") and its subsidiary, Union Bank ("Union"), as of December 31, 2023 and 2022, and its consolidated results of operations for the years then ended. The Company is considered a "smaller reporting company" under the disclosure rules of the SEC. Accordingly, the Company has elected to provide its audited statements of income, comprehensive income, cash flows, and changes in stockholders' equity for a two year, rather than a three year, period and intends to provide smaller reporting company scaled disclosures where management deems appropriate.

This discussion is being presented to provide a narrative explanation of the consolidated financial statements and should be read in conjunction with the audited consolidated financial statements and related notes and with other financial data contained in Item 8, Part II of this Annual Report. The purpose of this presentation is to enhance overall financial disclosures and to provide information about historical financial performance and developing trends as a means to assess to what extent past performance can be used to evaluate the prospects for future performance. Management is not aware of the occurrence of any events after December 31, 2023 which would materially affect the information presented.

CERTAIN DEFINITIONS

Capitalized terms used in the following discussion and not otherwise defined below have the meanings assigned to them in Note 1 to the Company's audited consolidated financial statements contained in Part II, item 8, page 55 of this Annual Report.

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

Allowance for credit losses on loans and on off-balance sheet credit exposures
Effective January 1, 2023, the Company adopted ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU, which is more commonly referred to as Current Expected

Credit Losses (CECL), requires that expected credit losses for financial assets held at the reporting date that are accounted for at amortized cost be measured and recognized based on historical experience and current and reasonably supportable forecasted conditions to reflect the full amount of expected credit losses. CECL also applies to certain off-balance sheet credit exposures, such as loan commitments, standby letters of credit, financial guarantees and other similar investments. The Company believes the allowance for credit losses (ACL) on loans and off-balance sheet credit exposures is a critical accounting policy that requires the most significant judgments and estimates used in the preparation of its consolidated financial statements. CECL may create more volatility in the level of the ACL from quarter to quarter as the ACL is now dependent upon macroeconomic forecasts and conditions, loan portfolio volumes and credit quality, among other things. For additional information on CECL, refer to Note 1 of the consolidated financial statements.
Allowance for credit losses on AFS debt securities
CECL also impacts the accounting for AFS debt securities. AFS debt securities in unrealized loss positions are evaluated for impairment related to credit losses at least quarterly. The Company believes the ACL on AFS debt securities is a critical accounting policy due to the level of judgment involved to determine if credit-related impairment exists. If the impairment analysis indicates that a credit loss exists, management compares the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an ACL is recorded, limited to the amount by which the amortized cost basis of the security exceeds its fair value.
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

Other
The Company also has other key accounting policies, which involve the use of estimates, judgments and assumptions, that are significant to understanding the Company's financial condition and results of operations, including investment securities. The most significant accounting policies followed by the Company are presented in Note 1 of the consolidated financial statements and in the section below under the caption “FINANCIAL CONDITION” and the subcaptions "Asset Quality", “Allowance for Credit Losses" and ”Investment Activities.” Although management believes that its estimates, assumptions and judgments are reasonable, they are based upon information available when such estimates, assumptions and judgments are made and can be impacted by future events and events outside the control of the Company. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.

OVERVIEW
The Company, like other financial institutions, has experienced earnings pressure due to the prolonged and steep yield curve inversion. The sharp increases in short-term rates have had a significant impact on the Company's funding costs due to higher rates paid on deposit accounts and increased utilization of wholesale funding at higher costs. The Company’s financial position remains strong, supported by a diverse deposit base, a strong liquidity position, excellent asset quality, and regulatory capital in excess of all required levels. The Company continues to focus on gathering deposits, optimization of the net interest margin and maintaining strong asset quality.

The Company's earnings have been impacted by the inverted yield curve, as deposit and funding costs have risen at a faster pace than assets have repriced, which has resulted in compression of the net interest margin and spread. The net interest margin was 2.88% for the year ended December 31, 2023 compared to 3.28% for the year ended December 31, 2022, while the net interest spreads for the same periods were 2.50% and 3.13%, respectively. We continue to manage the net interest margin and spread, by remaining disciplined on loan and deposit pricing, utilizing brokered and retail CDs when appropriate to reduce our exposure to high short-term interest rates, and maximizing our balance sheet collateral (i.e. loans and investment securities) to obtain wholesale funding in a cost effective way to fund loan growth.
The Company's consolidated net income was $11.3 million, with basic earnings per share of $2.50 for 2023 compared to $12.6 million, and basic earnings per share of $2.81 for 2022, while diluted earnings per share for the same periods were $2.48 and $2.79, respectively. The decrease in net income reflects a decrease in net interest income of $1.6 million or 4.0%, an increase in noninterest expenses of $1.7 million, or 5.2%, partially offset by an increase in noninterest income of $451 thousand, or 4.8%, a reduction in the provision for income taxes of $1.0 million, or 38.4%, and a decrease in credit loss expense of $499 thousand.
Sales of qualifying residential loans to the secondary market for the year ended December 31, 2023 were $75.6 million resulting in gain on sales of $1.2 million, compared to sales of $78.0 million and gain on sales of $1.0 million for the year ended December 31, 2022.
As of December 31, 2023, the Company had total consolidated assets of $1.5 billion, an increase of 9.9% compared to total consolidated assets of $1.3 billion at December 31, 2022. Total investments increased $14.4 million, or 5.7%, to $265.9 million, or 18.1% of total assets at December 31, 2023 compared to $251.5 million, or 18.8% of total assets, as of December 31, 2022. Net loans and loans held for sale increased $74.2 million or 7.8%, to $1.0 billion, or 69.9% of total assets, at December 31, 2023, compared to $952.3 million, or 71.3% of total assets, at December 31, 2022. The level of federal funds sold increased $39.9 million, or 119.4%, to $73.2 million at December 31, 2023 compared to $33.4 million at December 31, 2022.
Deposits increased $103.7 million, or 8.6%, primarily due to wholesale deposit funding. Total deposits were $1.3 billion at December 31, 2023 and included $103.0 million of retail brokered deposits and $50.2 million of purchased ICS deposits, compared to $1.2 billion at December 31, 2022 that included $33.0 million of retail brokered deposits. Borrowed funds were $65.7 million at December 31, 2023 compared to $50.0 million at December 31, 2022.
The Company's total capital increased from $55.2 million at December 31, 2022 to $65.8 million at December 31, 2023. This increase primarily reflects net income of $11.3 million for 2023 and a decrease of $5.5 million in accumulated other comprehensive loss, partially offset by regular cash dividends paid of $6.5 million. (See Capital Resources on pages 46 to 47.) These changes also resulted in an increase in the Company's book value per share to $14.56 at December 31, 2023 from $12.25 as of December 31, 2022.
Return on average assets is a financial metric often utilized as an indicator of a financial institution's performance. The Company's return on average assets decreased 18 bps for the year ended December 31, 2023 compared to 2022 due to an increase in average assets of $115.2 million and a decrease in net income of $1.4 million for the year ended December 31, 2023.

The following per share information and key ratios presented in the table below depict several measurements of performance or financial condition at or for the years ended December 31, 2023 and 2022:

	2023	2022
Return on average assets	0.82%	1.00%
Return on average equity	20.01%	19.65%
Net interest margin (1)	2.88%	3.28%
Efficiency ratio (2)	72.83%	67.84%
Net interest spread (3)	2.50%	3.13%
Loan to deposit ratio	78.99%	79.82%
Net charge-offs (recoveries) to total average loans	—%	—%
ACL on loans to loans not held for sale	0.64%	0.87%
Nonperforming assets to total assets (4)	0.14%	0.18%
Equity to assets	4.48%	4.13%
Total capital to risk weighted assets	13.34%	13.98%
Book value per share	$14.56	$12.25
Basic earnings per share	$2.50	$2.81
Diluted earnings per share	$2.48	$2.79
Dividends paid per share	$1.44	$1.40
Dividend payout ratio (5)	57.60%	49.82%
__________________
(1)The ratio of tax equivalent net interest income to average earning assets. See page 32 for more information.
(2)The ratio of noninterest expenses to tax equivalent net interest income and noninterest income, excluding securities gains (losses).
(3)The difference between the average yield on earning assets and the average rate paid on interest bearing liabilities. See page 32 for more information.
(4)Nonperforming assets are loans or investment securities that are in nonaccrual or 90 or more days past due as well as OREO or OAO.
(5)Cash dividends declared and paid per share divided by consolidated net income per share.

RESULTS OF OPERATIONS
For the year ended December 31, 2023, net income was $11.3 million compared to $12.6 million for the year ended December 31, 2022. The primary components of these results, which include net interest income, noninterest income, noninterest expenses, and provision for income taxes, are discussed below:
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
Interest earned on average earning assets for the year ended December 31, 2023 was $57.1 million compared to $43.9 million for the year ended December 31, 2022, an increase of $13.2 million, or 29.9%. The average earning asset base increased $126.9 million between periods and the average yield on average earning assets increased 66 bps to 4.31% for the year ended December 31, 2023 compared to 3.65% for the year ended December 31, 2022.
The average yield on federal funds sold and overnight deposits increased 269 bps between the twelve month comparison periods due to an increase in the interest rate paid on balances maintained in Union's master account at the FRB. Interest income on investment securities increased $1.4 million between the comparison periods due to an increase of $19.1 million in the average balance of the portfolio and an increase of 40 bps in the average yield.
Interest income on loans increased $10.9 million between the twelve month comparison periods due to an increase in the average volume of loans outstanding of $118.4 million and an increase of 58 bps in the average yield. Loan demand has remained stable during 2023 despite increases in interest rates and low housing inventory.

Average interest bearing liabilities increased $187.5 million between the twelve month comparison periods due to growth in customer time deposit balances, utilization of brokered deposits included in time deposits, the purchase of nonreciprocal ICS deposits from IntraFi included in non-time deposits, and an increase in borrowed funds. The average rate paid on interest bearing liabilities increased 129 bps to 1.81% for the year ended December 31, 2023 compared to 0.52% for the year ended December 31, 2022. Interest expense increased $14.7 million, to $19.3 million for the year ended December 31, 2023 compared to $4.5 million for the year ended December 31, 2022. Higher rates paid on customer deposit accounts and utilization of higher cost funding of brokered deposits and advances from the FHLB were drivers of the increase in interest expense.
The net interest spread decreased 63 bps to 2.50% for the year ended December 31, 2023, from 3.13% for the same period last year, reflecting the net effect of the 129 bps increase in the average rate paid on interest bearing liabilities, which was only partially offset by the 66 bps increase in the average yield earned on interest earning assets between periods. The net interest margin decreased 40 bps for the year ended December 31, 2023 compared to the same period last year as a result of the changes discussed above.
During 2023, Union, like many other financial institutions, offered higher rate time deposit specials to attract new deposit dollars and retain existing customer deposits. Although some new money was obtained, a shift of funds from non-maturity deposits to time deposit specials occurred. Interest expense on time deposits increased $7.6 million to $8.7 million for the year ended December 31, 2023 compared to $1.0 million for the year ended December 31, 2022 due to increases in the average volume of $135.4 million and 255 bps in the average rate paid. Despite a decrease of $36.8 million in the average balance of savings/money market accounts, interest expense increased $2.4 million between the twelve month comparison periods due to an increase of 63 bps in the average rate paid on those accounts.

The following table shows for the periods indicated the total amount of tax equivalent interest income from average interest earning assets, the related average tax equivalent yields, the tax equivalent interest expense associated with average interest bearing liabilities, the related tax equivalent average rates paid, and the resulting tax equivalent net interest spread and margin:

	Years Ended December 31,
	2023			2022
	Average Balance (1)	Interest Earned/ Paid	Average Yield/ Rate	Average Balance (1)	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Average Assets:
Federal funds sold and overnight deposits	$18,131	$630	3.43%	$32,707	$245	0.74%
Interest bearing deposits in banks	15,527	401	2.59%	14,105	187	1.33%
Investment securities (2), (3)	311,649	6,533	2.22%	292,555	5,130	1.82%
Loans, net (2), (4)	993,959	49,283	5.00%	875,528	38,358	4.42%
Nonmarketable equity securities	3,808	263	6.92%	1,324	28	2.11%
Total interest earning assets (2)	1,343,074	57,110	4.31%	1,216,219	43,948	3.65%
Cash and due from banks	4,627			4,573
Premises and equipment	20,380			21,073
Other assets	9,300			20,352
Total assets	$1,377,381			$1,262,217
Average Liabilities and Stockholders' Equity:
Interest bearing checking accounts	$319,824	$3,270	1.02%	$292,850	$919	0.31%
Savings/money market accounts	397,678	3,971	1.00%	434,492	1,588	0.37%
Time deposits	254,499	8,652	3.40%	119,081	1,015	0.85%
Borrowed funds and other liabilities	72,946	2,804	3.79%	11,050	433	3.86%
Subordinated notes	16,222	570	3.51%	16,188	569	3.51%
Total interest bearing liabilities	1,061,169	19,267	1.81%	873,661	4,524	0.52%
Noninterest bearing deposits	243,655			311,444
Other liabilities	16,299			12,930
Total liabilities	1,321,123			1,198,035
Stockholders' equity	56,258			64,182
Total liabilities and stockholders’ equity	$1,377,381			$1,262,217
Net interest income		$37,843			$39,424
Net interest spread (2)			2.50%			3.13%
Net interest margin (2)			2.88%			3.28%
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

Tax exempt interest income amounted to $4.3 million and $2.3 million for the years ended December 31, 2023 and 2022, respectively. The following table presents the effect of tax exempt income on the calculation of net interest income, using a marginal federal corporate income tax rate of 21% for the years ended December 31, 2023 and 2022:

	Years Ended December 31,
	2023	2022
	(Dollars in thousands)
Net interest income as presented	$37,843	$39,424
Effect of tax-exempt interest
Investment securities	372	201
Loans	448	301
Net interest income, tax equivalent	$38,663	$39,926

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
•changes in rate (change in rate multiplied by prior volume); and
•total change in rate and volume.

Changes attributable to both rate and volume have been allocated proportionately to the change due to volume and the change due to rate.

	Year Ended December 31, 2023 Compared to Year Ended December 31, 2022 Increase/(Decrease) Due to Change In			Year Ended December 31, 2022 Compared to Year Ended December 31, 2021 Increase/(Decrease) Due to Change In
	Volume	Rate	Net	Volume	Rate	Net
Interest earning assets:	(Dollars in thousands)
Federal funds sold and overnight deposits	$(155)	$540	$385	$(93)	$238	$145
Interest bearing deposits in banks	20	194	214	8	40	48
Investment securities	274	1,129	1,403	2,287	88	2,375
Loans, net	5,507	5,418	10,925	2,955	(858)	2,097
Nonmarketable equity securities	105	130	235	3	7	10
Total interest earning assets	$5,751	$7,411	$13,162	$5,160	$(485)	$4,675
Interest bearing liabilities:
Interest bearing checking accounts	$93	$2,258	$2,351	$96	$237	$333
Savings/money market accounts	(146)	2,529	2,383	70	(126)	(56)
Time deposits	2,105	5,532	7,637	7	91	98
Borrowed funds	2,363	8	2,371	145	69	214
Subordinated notes	1	—	1	348	22	370
Total interest bearing liabilities	$4,416	$10,327	$14,743	$666	$293	$959
Net change in net interest income	$1,335	$(2,916)	$(1,581)	$4,494	$(778)	$3,716

Credit Loss Expense (Benefit). The Company adopted ASU No. 2016-13 to account for the ACL, effective January 1, 2023. As such, ACL and credit loss benefit as of and for the year ended December 31, 2023 were accounted for under CECL in accordance with the ASU. In accordance with previously applicable GAAP, the ACL and credit loss expense as of and for the year ended December 31, 2022 were accounted for under the incurred loss methodology. Refer to Note 1, Significant Accounting Policies for a description of the Company's accounting policies for the ACL.

Credit loss (benefit) expense was made up of the following components for the following periods:

	For the Years Ended December 31,
	2023 (CECL)	2022 (Incurred Loss)
	(Dollars in thousands)
Credit loss benefit for loans	$(274)	$—
Credit loss benefit for off-balance sheet credit exposures	(225)	—
Credit loss benefit, net	$(499)	$—

Noninterest Income. The following table sets forth the components of noninterest income for the years ended December 31, 2023 and 2022 :

	For the Years Ended December 31,
	2023	2022	$ Variance	% Variance
	(Dollars in thousands)
Wealth management income	$943	$838	$105	12.5
Service fees	7,002	6,859	143	2.1
Net gains on sales of loans held for sale	1,163	1,004	159	15.8
Net gains on sales of investment securities AFS	—	31	(31)	(100.0)
Net gains (losses) on other investments	189	(60)	249	(415.0)
Income from Company-owned life insurance	447	509	(62)	(12.2)
Other income	160	272	(112)	(41.2)
Total noninterest income	$9,904	$9,453	$451	4.8
The significant changes in noninterest income for the year ended December 31, 2023 compared to the year ended December 31, 2022 are described below:
•Wealth management income. Wealth management income increased as managed fiduciary accounts grew between December 31, 2022 and 2023, as did the value of assets within those accounts.
•Service fees. Service fee income increased $143 thousand for the year ended December 31, 2023 compared to the same period in 2022 primarily due to increases of $58 thousand in other loan servicing fees, $57 thousand in ATM network fees, $37 thousand in overdraft fee income and $27 thousand in service charge income, partially offset by a $45 thousand decrease in merchant program fees.
•Net gains on sales of loans held for sale. Residential loans totaling $75.6 million were sold to the secondary market during 2023, compared to residential loan sales of $78.0 million during 2022. The increase of $159 thousand in net gains on sales of loans held for sale despite the lower sales volume reflects higher premiums obtained on sales in 2023 and $31 thousand of recapture on gains from 2021 recorded in 2022 that did not recur in 2023.
•Net gains (losses) on other investments. Participants in the 2020 Amended and Restated Nonqualified Excess Plan (the "2020 Deferred Compensation Plan") elect to defer receipt of current compensation from the Company or its subsidiary and select designated reference investments consisting of investment funds. The performance of those funds, over which the Company has no control, resulted in net gains of $189 thousand and net losses of $60 thousand for the years ended December 31, 2023 and 2022, respectively.
•Income from Company-owned life insurance. Death benefit proceeds of $77 thousand were received in 2022 that did not recur in 2023.
•Other income. The decrease in Other income resulted primarily from $93 thousand in prepayment penalties received from the early payoff of loans during 2022 that did not recur in 2023.

Noninterest Expenses. The following table sets forth the components of noninterest expenses for the years ended December 31, 2023 and 2022:

	For the Years Ended December 31,
	2023	2022	$ Variance	% Variance
	(Dollars in thousands)
Salaries and wages	$14,247	$14,083	$164	1.2
Employee benefits	5,365	5,030	335	6.7
Occupancy expense, net	2,035	1,913	122	6.4
Equipment expense	3,722	3,692	30	0.8
Vermont franchise tax	1,130	1,087	43	4.0
Professional fees	1,016	877	139	15.8
FDIC insurance assessment	998	622	376	60.5
ATM network and debit card expense	908	979	(71)	(7.3)
Other loan related expenses	471	390	81	20.8
Wealth management expenses	439	387	52	13.4
Communications	375	300	75	25.0
Amortization of MSRs, net	316	465	(149)	(32.0)
Donations	308	206	102	49.5
Training and development	234	122	112	91.8
Other losses	168	79	89	112.7
Insurance expense	161	89	72	80.9
Other expenses	3,476	3,309	167	5.0
Total noninterest expenses	$35,369	$33,630	$1,739	5.2
The significant changes in noninterest expenses for the year ended December 31, 2023 compared to the year ended December 31, 2022 are described below:
•Salaries and wages. The $164 thousand increase in salaries and wages was primarily due to annual salary adjustments for the 2023 fiscal year, partially offset by a decrease in accrual amounts for the annual incentive plan payments to select officers of Union for 2023 compared to 2022.
•Employee benefits. Employee benefit expense increased $335 thousand primarily due to increases of $225 thousand in employee benefits related to the Company's deferred compensation plans and $147 thousand in premium expense for the Company's medical and dental plans, partially offset by decreases of $22 thousand in 401k contributions and $16 thousand in payroll tax expense for 2023.
•Occupancy expense, net. The increase in occupancy expense of $122 thousand is primarily due to increases in utilities and taxes, partially offset by a decrease in repair and maintenance expense. Additionally, lease expense increased $67 thousand primarily due to a new lease for a full service branch location in North Conway, NH.
•Vermont franchise tax. The Vermont franchise tax is determined based on a quarterly tax rate applied to the Company's average balance of Vermont customer deposit balances. The tax rate remained unchanged throughout 2023 and 2022; however, the average balances in Vermont deposit account balances increased for the year ended December 31, 2023, resulting in an increase in expense.
•Professional fees. Professional fees increased by $139 thousand due to annual increases in engagement fees, payment for additional tax consulting services and internal audit expenses, and other consulting services engagements in 2023 that were not utilized in 2022.
•FDIC insurance assessment. The FDIC insurance assessment increased by $376 thousand primarily due to an increase in the assessment rate as well as overall growth in net assets.
•ATM network and debit card expense. The decrease in ATM network and debit card expense between periods is primarily due to the ending of the debit card Scorecard rewards program during 2023, resulting in a decrease of $226 thousand in expense compared to 2022. This decrease was offset by $155 thousand of increases related to an increase in the volume of ATM and debit card transactions and new card issuance costs.

•Other loan related expenses. There was an increase of $81 thousand in the costs incurred for originating and servicing loans during 2023. These costs include insurance and property tax tracking expenses, credit report fees and other real estate closing costs.
•Wealth management expenses. The $52 thousand increase was primarily attributable to the growth in managed fiduciary accounts and the associated data processing and professional services.
•Communications. The increase in expense between 2023 and 2022 was primarily due to an increase in remote ATM telecommunication costs.
•Amortization of MSRs, net. Income from MSRs is derived from servicing rights acquired through the sale of loans on which servicing is retained. Capitalized servicing rights are initially recorded at fair value and amortized in proportion to, and over the period of, the estimated future servicing period of the underlying loans. The amortization of MSRs exceeded new capitalized MSRs which resulted in net expense of $316 thousand and $465 thousand for the years ended December 31, 2023 and 2022, respectively.
•Donations. Charitable donations are made as part of the Company's on-going commitment to enhancing the economic vitality and social welfare of our communities. The $102 thousand increase in donations was primarily due to contributions made to assist communities with recovery efforts related to the July 2023 historic flood that occurred in the State of Vermont.
•Training and development. Training and development events that were suspended or held as virtual events in the prior year due to the impacts of COVID-19 have resumed in-person, resulting in increased expense of $112 thousand between comparison periods.
•Other losses. Other losses primarily consist of debit card fraud on customer accounts, charged off checking accounts, and fraudulent check cashing schemes. Hackers continue to become more sophisticated and are being more successful in hacking customer debit cards, resulting in an increase in losses sustained by the Company. New debit cards are issued to customers whose accounts have been compromised.
•Insurance expense. Blanket bond insurance costs increased in 2023 due to adjustments to the amortization period of the existing policies.

Provision for Income Taxes. The Company has provided for current and deferred federal income taxes for the current and prior period presented. The Company's net provision for income taxes was $1.6 million and $2.6 million for 2023 and 2022, respectively. The Company’s effective federal corporate income tax rate was 12.5% and 16.3% for 2023 and 2022, respectively.
Amortization expense related to limited partnership investments included as a component of tax expense amounted to $1.4 million and $1.1 million for the years ended December 31, 2023 and 2022, respectively. These investments provide tax benefits, including tax credits. Low income housing tax credits with respect to limited partnership investments are also included as a component of income tax expense and amounted to $1.4 million and $1.1 million for the years ended December 31, 2023 and 2022, respectively. See Note 10 to the Company's consolidated financial statements.

FINANCIAL CONDITION
At December 31, 2023, the Company had total consolidated assets of $1.5 billion, including gross loans and loans held for sale (total loans) of $1.0 billion, deposits of $1.3 billion and stockholders' equity of $65.8 million. The Company’s total assets increased $132.4 million, or 9.9%, from $1.3 billion at December 31, 2022.
Net loans and loans held for sale increased $74.2 million, or 7.8%, to $1.0 billion, or 69.9% of total assets, at December 31, 2023, compared to $952.3 million, or 71.3% of total assets, at December 31, 2022. (See Loan Portfolio below.)
Total deposits increased $103.7 million, or 8.6% to $1.3 billion at December 31, 2023, from $1.2 billion at December 31, 2022. There were increases in time deposits of $135.9 million, or 88.8% and interest bearing deposits of $3.0 million, or 0.4%, which were partially offset by a decrease in noninterest bearing deposits of $35.2 million, or 12.3%. (See average balances and rates in the Yields Earned and Rates Paid table on page 32.)
Borrowed funds at December 31, 2023 were $65.7 million and consisted of $55.7 million of FHLB advances and $10.0 million of borrowings from the FRB. Borrowed funds at December 31, 2022 consisted of FHLB advances of $50.0 million. (See Borrowings on page 44.)
Total stockholders’ equity increased $10.6 million, or 19.2%, from $55.2 million at December 31, 2022 to $65.8 million at December 31, 2023. (See Capital Resources on pages 46 to 47.)

Loans Held for Sale and Loan Portfolio. The Company's gross loan portfolio (including loans held for sale) increased $72.0 million, or 7.5%, to $1.0 billion, representing 70.2% of assets at December 31, 2023, from $959.3 million, representing 71.8% of assets at December 31, 2022. The Company's loans consist primarily of adjustable-rate and fixed-rate mortgage loans secured by one-to-four family, multi-family residential or commercial real estate. Real estate secured loans represented $911.5 million, or 88.4% of total loans, at December 31, 2023 compared to $828.2 million, or 86.3% of total loans, at December 31, 2022. The net change in the Company's loan portfolio from December 31, 2022 (see table below) resulted primarily from an increase in the volume of residential, commercial real estate and residential construction loans originated. There was no material change in the Company's lending programs or terms during 2023.

The composition of the Company's loan portfolio, including loans held for sale were as follows as of December 31:

	December 31, 2023		December 31, 2022
Loan Class	Amount	Percent	Amount	Percent
Residential real estate	(Dollars in thousands)
Non-revolving residential real estate	$397,409	38.5	$335,470	35.0
Revolving residential real estate	18,902	1.8	16,963	1.8
Construction real estate
Commercial construction real estate	36,973	3.6	56,501	5.9
Residential construction real estate	51,662	5.0	40,119	4.2
Commercial real estate
Non-residential commercial real estate	298,148	29.0	282,397	29.4
Multi-family residential real estate	105,344	10.2	95,550	9.9
Commercial	40,448	3.9	40,973	4.3
Consumer	2,589	0.3	2,204	0.2
Municipal	76,795	7.4	87,980	9.2
Loans held for sale	3,070	0.3	1,178	0.1
Total loans	1,031,340	100.0	959,335	100.0
ACL on loans	(6,566)		(8,339)
Unamortized net loan costs	1,752		1,336
Net loans and loans held for sale	$1,026,526		$952,332

The Company originates and sells qualified residential mortgage loans in various secondary market avenues, with a majority of sales made to the FHLMC/Freddie Mac, generally with servicing rights retained. At December 31, 2023, the Company serviced a $1.1 billion residential real estate mortgage portfolio, of which $3.1 million was held for sale and approximately $646.5 million was serviced for unaffiliated third parties. This compares to a residential real estate mortgage servicing portfolio of $987.4 million at December 31, 2022, of which $1.2 million was held for sale and approximately $633.7 million was serviced for unaffiliated third parties. Loans held for sale are accounted for at the lower of cost or fair value and are reviewed by management at least quarterly based on current market pricing.
The Company sold $75.6 million of qualified residential real estate loans originated during 2023 to the secondary market compared to sales of $78.0 million during 2022. Residential mortgage loan origination activity continued to be stable during 2023. Despite the low housing inventory and rising interest rates, purchase activity in the Company's markets continues to be stable with an increase in construction loan activity. The Company originates and sells FHA, VA, and RD residential mortgage loans, and also has an Unconditional Direct Endorsement Approval from HUD which allows the Company to approve FHA loans originated in any of its Vermont or New Hampshire locations without needing prior HUD underwriting approval. The Company sells FHA, VA and RD loans as originated with servicing released. Some of the government backed loans qualify for zero down payments without geographic or income restrictions. These loan products increase the Company's ability to serve the borrowing needs of residents in the communities served, including low and moderate income borrowers, while the loan sales and government guaranty mitigates the Company's exposure to credit risk.
The Company also originates commercial real estate and commercial loans under various SBA, USDA and State sponsored programs which provide a government agency guaranty for a portion of the loan amount. There was $2.6 million and $3.2 million guaranteed under these various programs at December 31, 2023 and 2022, respectively, on aggregate balances of $3.4 million and $4.2 million in subject loans for the same time periods. The Company occasionally sells the guaranteed portion of a loan to other financial concerns and retains servicing rights, which generates fee income. There were no commercial real estate or commercial loans sold during 2023 or 2022. The Company recognizes gains and losses on the sale of the principal portion of these loans at the time of sale.
The Company serviced $25.7 million and $27.0 million of commercial and commercial real estate loans for unaffiliated third parties as of December 31, 2023 and 2022, respectively. This includes $24.7 million and $25.7 million of commercial or commercial real estate loans the Company had participated out to other financial institutions at December 31, 2023 and 2022, respectively. These loans were participated in the ordinary course of business on a nonrecourse basis, for liquidity or credit concentration management purposes.
As of December 31, 2023, total loans serviced had grown to $1.7 billion, which includes total loans on the balance sheet of $1.0 billion as well as total loans sold with servicing retained of $672.2 million, compared to total loans serviced of $1.6 billion as of December 31, 2022.
The Company capitalizes MSRs for all loans sold with servicing retained and recognizes gains and losses on the sale of the principal portion of these loans at the time of sale. The unamortized balance of MSRs on loans sold with servicing retained was $1.7 million and $2.0 million as of December 31, 2023 and 2022, respectively, with an estimated market value in excess of the carrying value at both year ends. Management periodically evaluates and measures the servicing assets for impairment.
Qualifying residential first lien mortgage loans and certain commercial real estate loans with a carrying value of $343.7 million and $272.9 million were pledged as collateral for borrowings from the FHLB under a blanket lien at December 31, 2023 and 2022, respectively.
The following table breaks down by classification the contractual maturities of the gross loans held in portfolio and for sale as of December 31, 2023:

	Within 1 Year	2-5 Years	6-15 Years	Over 15 Years	Total
Fixed rate	(Dollars in thousands)
Residential real estate
Non-revolving residential real estate	$333	$1,713	$62,766	$251,851	$316,663
Revolving residential real estate	179	—	—	—	179
Construction real estate
Commercial construction real estate	10,999	83	5,494	—	16,576
Residential construction real estate	43,777	3,181	—	—	46,958
Commercial real estate
Non-residential commercial real estate	621	4,617	22,040	—	27,278
Multi-family residential real estate	146	1,967	17,482	—	19,595
Commercial	1,526	6,659	20,303	—	28,488
Consumer	1,961	571	41	—	2,573
Municipal	66,418	5,876	4,501	—	76,795
Total fixed rate	125,960	24,667	132,627	251,851	535,105
Variable rate
Residential real estate
Non-revolving residential real estate	765	817	47,522	34,712	83,816
Revolving residential real estate	1	150	18,564	8	18,723
Construction real estate
Commercial construction real estate	935	4,134	6,649	8,679	20,397
Residential construction real estate	1,781	2,742	—	181	4,704
Commercial real estate					—
Non-residential commercial real estate	14,111	5,925	202,697	48,137	270,870
Multi-family residential real estate	24	862	52,588	32,275	85,749
Commercial	3,917	1,007	7,036	—	11,960
Consumer	16	—	—		16
Total variable rate	21,550	15,637	335,056	123,992	496,235
	$147,510	$40,304	$467,683	$375,843	$1,031,340

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
The region's economic environment has seen consistent signs of improvement over the past two years following the COVID-19 pandemic. There has been consistent demand for leisure travel and dining out which is supporting the region's tourist and restaurant industries; however, the industries also continue to face some challenges due to less than normal workforce participation and inflation. The Company’s management is focused on the economy and the related impact on its borrowers and closely monitors industry and geographic concentrations, specifically the region's tourist and restaurant industries. The Vermont unemployment rate was reported at 2.2% for December 2023 compared to 2.6% for December 2022 and the New Hampshire unemployment rate was 2.5% for December 2023 compared to 2.7% for December 2022. These rates compare favorably with the nationwide unemployment rate of 3.7% and 3.5%, respectively, for the comparable periods.
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

The following table details the composition of the Company's nonperforming assets and amounts utilized to calculate certain asset quality ratios monitored by Company's management as of December 31:

	2023	2022
	(Dollars in thousands)
Nonaccrual loans	$1,858	$2,211
Loans past due 90 days or more and still accruing interest	162	186
Total nonperforming loans and assets	$2,020	$2,397

Guarantees of U.S. or state government agencies on the above nonperforming loans	$73	$76
ACL on loans	$6,566	$8,339
Net charge-offs (recoveries)	$4	$(3)
Total loans outstanding	$1,031,340	$959,335
Total average loans outstanding	$993,959	$875,528

The following table shows trends of certain asset quality ratios monitored by Company's management at December 31:

	2023	2022
	(Dollars in thousands)
ACL on loans to total loans outstanding	0.64%	0.87%
ACL on loans to nonperforming loans	325.05%	347.89%
ACL on loans to nonaccrual loans	353.39%	377.16%
Nonperforming loans to total loans	0.20%	0.25%
Nonperforming assets to total assets	0.14%	0.18%
Nonaccrual loans to total loans	0.18%	0.23%
Delinquent loans (30 days to nonaccruing) to total loans	0.55%	0.57%
Net charge-offs (recoveries) to total average loans	—%	—%
Residential real estate	—%	—%
Net recoveries	$(1)	$—
Total average loans	$380,755	$304,778
Commercial	—%	—%
Net recoveries	$—	$(1)
Total average loans	$40,759	$43,710
Consumer	0.21%	(0.09)%
Net charge-offs (recoveries)	$5	$(2)
Total average loans	$2,430	$2,262
All other loan categories did not have charge-offs or recoveries for the periods presented above.
There was one revolving residential real estate loan totaling $17 thousand in process of foreclosure at December 31, 2023 and one residential real estate loan totaling $28 thousand in process of foreclosure at December 31, 2022. The aggregate interest on nonaccrual loans not recognized was $143 thousand and $59 thousand for the years ended December 31, 2023 and 2022, respectively.
The Company had loans rated substandard that were on a performing status totaling $1.2 million and $1.3 million at December 31, 2023 and December 31, 2022, respectively. In management's view, such loans represent a higher degree of risk of becoming nonperforming loans in the future. While still on a performing status, in accordance with the Company's credit policy, loans are internally classified when a review indicates the existence of any of the following conditions, making the likelihood of collection questionable:
•the financial condition of the borrower is unsatisfactory;
•repayment terms have not been met;
•the borrower has sustained losses that are sizable, either in absolute terms or relative to net worth;
•confidence in the borrower's ability to repay is diminished;

•loan covenants have been violated;
•collateral is inadequate; or
•other unfavorable factors are present.
On occasion, the Company acquires residential or commercial real estate properties through or in lieu of loan foreclosure. These properties are held for sale and are initially recorded as OREO at fair value less estimated selling costs at the date of the Company’s acquisition of the property, with fair value based on an appraisal for more significant properties and on a broker’s price opinion for less significant properties. Holding costs and declines in fair value of properties acquired are expensed as incurred. Declines in the fair value after acquisition of the property result in charges against income before tax. The Company evaluates each OREO property at least quarterly for changes in the fair value. The Company had no properties classified as OREO at December 31, 2023 or 2022.

Allowance for Credit Losses on Loans. Some of the Company’s loan customers ultimately do not make all of their contractually scheduled payments, requiring the Company to charge off a portion or all of the remaining principal balance due. The Company maintains an ACL to absorb such losses. The level of the ACL on loans at December 31, 2023 represents management's estimate of expected credit losses over the expected life of the loans at the balance sheet date. The Company adopted ASU No. 2016-13, more commonly referred to as CECL, effective January 1, 2023, which replaced the incurred loss allowance methodology with an expected loss allowance methodology. Results for reporting periods beginning after January 1, 2023 are presented under CECL while prior period amounts continue to be reported in accordance with the incurred loss methodology under previously applicable GAAP. The Company's policy and methodologies related to establishing the ACL on loans under CECL and the adoption of CECL as of January 1, 2023 and for the year ended December 31, 2023 and for establishing the ACL on loans under previously applicable GAAP for the 2022 comparison periods presented are described in Note 1, Significant Accounting Policies and Note 7, Allowance for Credit Losses on Loans and Off-Balance Sheet Credit Exposures to the Company's consolidated financial statements. The Company's ACL on loans was $6.6 million and $8.3 million at December 31, 2023 and December 31, 2022, respectively.
The following table reflects activity in the ACL on loans for the years ended December 31:

	2023	2022
	(Dollars in thousands)
Balance at beginning of period	$8,339	$8,336
Impact of adoption of ASU No. 2016-13	(1,495)	—
Charge-offs	(8)	(4)
Recoveries	4	7
Net (charge-offs) recoveries	(4)	3
Credit loss benefit	(274)	—
Balance at end of period	$6,566	$8,339

The following table (net of loans held for sale) shows the internal breakdown by risk component of the Company's ACL on loans and the percentage of loans in each category to total loans in the respective portfolios at December 31:

	2023		2022
	Amount	Percent	Amount	Percent
Residential real estate	(Dollars in thousands)
Non-revolving residential real estate	$2,361	38.6	$2,294	35.0
Revolving residential real estate	159	1.8	123	1.8
Construction real estate
Commercial construction real estate	1,035	3.6	611	5.9
Residential construction real estate	163	5.0	421	4.2
Commercial real estate
Non-residential commercial real estate	2,182	29.0	2,931	29.5
Multi-family residential real estate	244	10.2	1,004	9.9
Commercial	352	4.0	301	4.3
Consumer	5	0.3	10	0.2
Municipal	65	7.5	95	9.2
Unallocated	—	—	549	—
Total	$6,566	100.0	$8,339	100.0
Notwithstanding the categories shown in the table above or any specific allocation under the Company's ACL methodology, all funds in the ACL on loans are available to absorb loan losses in the portfolio, regardless of loan category or specific allocation.
Management believes, in its best estimate, that the ACL on loans at December 31, 2023 is appropriate to cover expected credit losses over the expected life of the Company’s loan portfolio as of such date. However, there can be no assurance that the Company will not sustain losses in future periods which could be greater than the size of the ACL on loans at December 31, 2023. In addition, our banking regulators, as an integral part of their examination process, periodically review our ACL. Such agencies may require us to recognize adjustments to the ACL based on their judgments about information available to them at the time of their examination. A large adjustment to the ACL on loans for losses in future periods could require increased credit loss expense to replenish the ACL on loans, which could negatively affect earnings.
Investment Activities. The investment portfolio is used to generate interest and dividend income, manage liquidity and mitigate interest rate sensitivity. At December 31, 2023, investment securities classified as AFS, which are carried at fair value, increased $14.1 million to $264.4 million, or 18.0% of total assets, compared to $250.3 million, or 18.7% of total assets, at December 31, 2022. The increase between periods is due to purchases of higher yielding municipal securities of $24.9 million during the first quarter of 2023 and a decrease in unrealized losses of $6.4 million, partially offset by returns of principal of $16.7 million.
There were no investment securities classified as HTM or as trading at December 31, 2023 or 2022. Investment securities classified as AFS are marked-to-market, with any unrealized gain or loss after estimated taxes charged to the equity portion of the balance sheet through the accumulated OCI component of stockholders' equity.
Net unrealized losses in the Company's AFS investment securities portfolio were $41.0 million at December 31, 2023 compared to net unrealized losses of $47.4 million at December 31, 2022. The Company's accumulated OCI component of stockholders' equity at December 31, 2023 and 2022 reflected cumulative net unrealized losses on investment securities of $32.0 million and $37.4 million, respectively. The unrealized losses are primarily attributable to changes in long-term interest rates which are tied to the pricing indexes for the securities. No declines in value were deemed by management to be impairment related to credit losses at December 31, 2023. Deterioration in credit quality and/or imbalances in liquidity that may result from changes in financial market conditions might adversely affect the fair values of the Company’s investment portfolio and the amount of gains or losses ultimately realized on the sale of such securities and may also increase the potential that credit losses may be identified in future periods, resulting in credit loss expense recorded in earnings.
Investment securities AFS with a fair value of $926 thousand and $433 thousand were pledged as collateral for public unit deposits or for other purposes as required or permitted by law at December 31, 2023 and 2022, respectively. Investment securities AFS pledged as collateral for Bank Term Funding Program (BTFP) borrowings at the Federal Reserve Bank (FRB) consisted of U.S. Government-sponsored enterprises and Agency MBS securities with a fair value of $8.9 million at December 31, 2023. The Company began utilizing the BTFP as a source of liquidity during 2023.

Federal Home Loan Bank of Boston Stock. Union is a member of the FHLB, with an investment of $3.1 million and $2.7 million in its Class B common stock at December 31, 2023 and 2022, respectively. Union is required to invest in $100 par value stock of the FHLB in an amount tied to the unpaid principal balances on qualifying loans, plus an amount to satisfy an activity based requirement. The stock is nonmarketable, and is redeemable by the FHLB at par value. Although the FHLB was in compliance with all regulatory capital ratios as of December 31, 2023 and 2022, there is the possibility of future capital calls by the FHLB on member banks to ensure compliance with its capital plan. Union's investment in FHLB stock is carried at cost in Other assets on the consolidated balance sheets. Similar to evaluating investment securities for potential credit losses, the Company periodically evaluates its investment in the FHLB. Management's most recent evaluation of the Company's holdings of FHLB common stock concluded that the investment was not impaired at December 31, 2023.

Deposits. The following table shows information concerning the Company's average deposits by account type and the weighted average nominal rates at which interest was paid on such deposits for the years ended December 31:

	2023			2022
	Average Balance	Percent of Total Deposits	Average Rate Paid	Average Balance	Percent of Total Deposits	Average Rate Paid
	(Dollars in thousands)
Nontime deposits:
Noninterest bearing deposits	$243,655	20.0	—	$311,444	26.9	—
Interest bearing checking accounts	319,824	26.3	1.02%	292,850	25.3	0.31%
Money market accounts	233,225	19.2	1.68%	246,867	21.3	0.62%
Savings accounts	164,453	13.5	0.04%	187,625	16.2	0.04%
Total nontime deposits	961,157	79.0	0.75%	1,038,786	89.7	0.24%
Total time deposits	254,499	21.0	3.40%	119,081	10.3	0.85%
Total deposits	$1,215,656	100.0	1.31%	$1,157,867	100.0	0.30%

Deposits grew $103.7 million, or 8.6%, from $1.2 billion at December 31, 2022 to $1.3 billion at December 31, 2023. Total average deposits grew $57.8 million, or 5.0%, between years, with average time deposits increasing $135.4 million, or 113.7%, and average nontime deposits decreasing by $77.6 million, or 7.5%, during the same time frame. The increase in the average balance in total time deposits between periods was due to an increase of $78.8 million in average brokered deposits and an increase of $56.6 million in average customer time deposit accounts as customers took advantage of higher rate paying CDs. The decrease in average balances of nontime deposits was attributable to decreases of $67.8 million in noninterest bearing deposits, $13.6 million in money market accounts, and $23.2 million in saving accounts, partially offset by an increase of $27.0 million in interest bearing checking accounts. The increase in interest bearing checking accounts was primarily attributable to the purchase of nonreciprocal ICS deposits from IntraFi as described below. The decreases in the other categories were attributable to customers spending down deposit balances (including COVID-19 relief funds), the loss of deposit dollars to competing financial institutions and brokerage firms, and customers shifting monies into time deposits as they continue to seek higher yields.
The Company participates in CDARS, which permits the Company to offer full deposit insurance coverage to its customers by exchanging deposit balances with other CDARS participants. CDARS also provides the Company with an additional source of funding and liquidity through the purchase of deposits. There were no purchased CDARS deposits as of December 31, 2023 or December 31, 2022. There were $11.7 million of time deposits of $250,000 or less on the balance sheets at December 31, 2023 and $12.3 million at December 31, 2022, which were exchanged with other CDARS participants.
The Company also participates in the ICS program, a service through which Union can offer its customers demand or savings products with access to unlimited FDIC insurance, while receiving reciprocal deposits from other FDIC-insured banks. Like the exchange of certificate of deposit accounts through CDARS, exchange of demand or savings deposits through ICS provides a depositor with full deposit insurance coverage of excess balances, thereby helping the Company retain the full amount of the deposit on its balance sheet. As with the CDARS program, in addition to reciprocal deposits, participating banks may also purchase one-way ICS deposits. There were $232.6 million and $209.3 million in exchanged ICS demand and money market deposits on the balance sheets at December 31, 2023 and December 31, 2022, respectively. Additionally, there were $50.2 million of purchased ICS deposits at December 31, 2023 and no purchased ICS deposits at December 31, 2022.
At December 31, 2023, there were $103.0 million of retail brokered deposits at a weighted average rate of 5.07% issued under a master certificate of deposit program with a deposit broker for terms of six, nine, and twelve months, which provide a supplemental source of funding and liquidity. There were $33.0 million of retail brokered deposits at December 31, 2022 at a weighted average rate of 3.45% for a three month term that matured in January 2023.
Uninsured deposits have been estimated to include deposits with balances greater than the FDIC insurance coverage limit of $250 thousand. This estimate is based on the same methodologies and assumptions used for regulatory reporting requirements. At December 31, 2023, the Company had estimated uninsured deposit accounts totaling $390.4 million, or 29.9% of total deposits. Uninsured deposits include $26.7 million of municipal deposits and were collateralized under applicable state regulations by investment securities or letters of credit issued by the FHLB at December 31, 2023, as described below under Borrowings.
The following table provides a maturity distribution of the Company’s time deposits in amounts in excess of the $250 thousand FDIC insurance limit at December 31:

	2023	2022
	(Dollars in thousands)
Three months or less	$11,512	$1,011
Over three months through six months	10,800	4,001
Over six months through twelve months	19,872	11,462
Over twelve months	622	9,883
	$42,806	$26,357
Borrowings. Advances from the FHLB are another key source of funds to support earning assets. These funds are also used to manage the Bank's interest rate and liquidity risk exposures. Borrowed funds included FHLB advances of $55.7 million with a weighted average rate of 3.68% at December 31, 2023 and $50.0 million with a weighted average rate of 4.41% at December 31, 2022.
The Company has the authority, up to its available borrowing capacity with the FHLB, to collateralize public unit deposits with letters of credit issued by the FHLB. FHLB letters of credit in the amount of $42.4 million and $42.5 million were utilized as collateral for these deposits at December 31, 2023 and December 31, 2022, respectively. Total fees paid by the Company in connection with the issuance of these letters of credit were $44 thousand and $34 thousand for the years ended December 31, 2023 and 2022, respectively.
In March 2023, the FRB created the BTFP to provide an additional source of liquidity funding to U.S. depository institutions. Advances under this program are secured by qualifying investment assets consisting of eligible U.S. Government-sponsored enterprises and Agency MBS securities valued at par. At December 31, 2023, the Company had an outstanding BTFP advance of $10.0 million at a rate of 4.85% due December 23, 2024. The BTFP will cease making new loans under this program on March 11, 2024.
In August 2021, the Company completed the private placement of $16.5 million in aggregate principal amount of fixed-to-floating rate subordinated notes due 2031 (the "Notes") to certain qualified institutional buyers and accredited investors. The Notes initially bear interest, payable semi-annually, at the rate of 3.25% per annum, until September 1, 2026. From and including September 1, 2026, the interest rate applicable to the outstanding principal amount due will reset quarterly to the then current three-month secured overnight financing rate (SOFR) plus 263 basis points. The Notes are presented in the consolidated balance sheets net of unamortized issuance costs of $261 thousand and $295 thousand at December 31, 2023 and 2022, respectively. See Note 13 to the Company's consolidated financial statements.

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
The following table details the contractual or notional amount of financial instruments that represented credit risk at December 31, 2023:

	Contract or Notional Amount
	2024	2025	2026	2027	2028	Thereafter	Total
	(Dollars in thousands)
Commitments to originate loans	$35,193	$—	$—	$—	$—	$—	$35,193
Unused lines of credit	140,910	27,926	146	379	612	22,131	192,104
Standby and commercial letters of credit	587	79	—	—	—	891	1,557
Credit card arrangements	157	—	—	—	—	—	157
MPF credit enhancement obligation, net	744	—	—	—	—	—	744
Total	$177,591	$28,005	$146	$379	$612	$23,022	$229,755
Commitments to originate loans are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have a fixed expiration date or other termination clause and may require payment of a fee. The unused lines of credit total includes $13.7 million of lines available under the overdraft privilege program and is included in the 2024 funding period. Approximately $37.6 million of the unused lines of credit relate to real estate construction loans that are expected to fund within the next twelve months. The remaining lines primarily relate to revolving lines of credit for other real estate or commercial loans. Since many of the loan commitments are expected to expire without being drawn upon and not all credit lines will be utilized, the total commitment amounts do not necessarily represent future cash requirements. Lines of credit incur seasonal volume fluctuations due to the nature of some customers' businesses, such as tourism.
The Company may, from time-to-time, enter into commitments to purchase, participate or sell loans, securities, certificates of deposit, or other investment instruments which involve market and interest rate risk. At December 31, 2023, the Company had binding commitments to sell residential mortgage loans at fixed rates totaling $2.7 million.
The Company sells 1-4 family residential mortgage loans under the MPF loss-sharing program with FHLB, when management believes it is economically advantageous to do so. Under this program the Company shares in the credit risk of each mortgage, while receiving fee income in return. The Company is responsible for a Credit Enhancement Obligation based on the credit quality of these loans. FHLB funds a first loss account based on the Company's outstanding MPF mortgage balances. This creates a laddered approach to sharing in any losses. In the event of default, homeowner's equity and private mortgage insurance, if any, are the first sources of repayment; the FHLB first loss account funds are then utilized, followed by the member's Credit Enhancement Obligation, with the balance the responsibility of FHLB. These loans must meet specific underwriting standards of the FHLB. As of December 31, 2023, the Company had sold loans through the MPF program totaling $40.2 million with an outstanding balance of $14.7 million. The volume of loans sold to the MPF program and the corresponding Credit Enhancement Obligation are closely monitored by management. As of December 31, 2023, the notional amount of the maximum contingent contractual liability related to this program was $763 thousand, of which $19 thousand was recorded as a reserve through Other liabilities. Since inception of the Company's MPF participation in 2015, the Company has not experienced any losses under this program.
With the adoption of CECL, effective January 1, 2023, the Company records an ACL on off-balance sheet credit exposures through a charge or credit to Credit loss expense on the consolidated statements of income to account for the change in the ACL on off-balance sheet credit exposures between reporting periods. The ACL on off-balance sheet credit exposures totaled $1.2 million at December 31, 2023 and was included in Accrued interest and other liabilities on the December 31, 2023 consolidated balance sheet. There was $225 thousand of credit loss benefit for off-balance sheet credit exposures recorded for the year ended December 31, 2023. Under previously applicable GAAP, there was no ACL on off-balance sheet credit exposures required at December 31, 2022.

Liquidity. Liquidity is a measurement of the Company’s ability to meet potential cash requirements, including ongoing commitments to fund deposit withdrawals, repay borrowings, fund investment and lending activities, purchase and lease commitments, and for other general business purposes. The primary objective of liquidity management is to maintain a balance between sources and uses of funds to meet cash flow needs in the most economical and expedient manner. The Company’s principal sources of funds are deposits; wholesale funding options including purchased deposits, amortization, prepayment and maturity of loans, investment securities, interest bearing deposits and other short-term investments; sales of securities AFS and loans; earnings; and funds provided from operations. Contractual principal repayments on loans are a relatively predictable source of funds; however, deposit flows and loan and investment prepayments are less predictable and can be significantly influenced by market interest rates, economic conditions, and rates offered by our competitors. Managing liquidity risk is essential to maintaining both depositor confidence and earnings stability.
At December 31, 2023, Union, as a member of FHLB, had access to unused lines of credit up to $135.9 million, over and above the $99.6 million in combined outstanding borrowings and other credit subject to collateralization and to the purchase of required FHLB Class B common stock and evaluation by the FHLB of the underlying collateral available. This line of credit can be used for either short-term or long-term liquidity or other funding needs.
Union also maintains an IDEAL Way Line of Credit with the FHLB. The total line available was $551 thousand at December 31, 2023. There were no borrowings against this line of credit as of such date. Interest on this line is chargeable at a rate determined by the FHLB and payable monthly. Should Union utilize this line of credit, qualified portions of the loan and investment portfolios would collateralize these borrowings.
In addition to its borrowing arrangements with the FHLB, Union maintains a pre-approved federal funds line of credit totaling $15.0 million with an upstream correspondent bank, a master brokered deposit agreement with a brokerage firm, and one-way buy options with CDARS and ICS. At December 31, 2023, there were no purchased CDARS deposits, $50.2 million in purchased ICS deposits, $103.0 million in retail brokered deposits issued under a master certificate of deposit program with a broker, and no outstanding advances on the Union correspondent line.
In response to recent bank failures, the FRB created the BTFP in March 2023 to provide liquidity to U.S. depository institutions which allows any federally insured depository institution to pledge as collateral its investment portfolio at par, not at fair market value. At December 31, 2023, the Company had an outstanding BTFP advance of $10.0 million at a rate of 4.85% due December 23, 2024.
Union's investment and residential loan portfolios provide a significant amount of contingent liquidity that could be accessed in a reasonable time period through sales of those portfolios. Additional contingent liquidity sources are available with further access to the brokered deposit market and the FRB discount window. These sources are considered as liquidity alternatives in our contingent liquidity plan. Management believes the Company has sufficient liquidity to meet all reasonable borrower, depositor, and creditor needs in the present economic environment. However, any projections of future cash needs and flows are subject to substantial uncertainty, including factors outside the Company's control.

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
Stockholders’ equity increased from $55.2 million at December 31, 2022 to $65.8 million at December 31, 2023, reflecting net income of $11.3 million for 2023, a decrease of $5.5 million in accumulated other comprehensive loss due to an increase in the fair market value of the Company's AFS securities, an increase of $374 thousand in common stock and additional paid in capital from the vesting of stock based compensation, a $76 thousand increase due to the issuance of common stock under the DRIP and a $37 thousand increase to retained earnings from the impact of adoption of ASU No. 2016-13. These increases were partially offset by cash dividends declared of $6.5 million and stock repurchases of $130 thousand.
The Company has 7,500,000 shares of $2.00 par value common stock authorized. As of December 31, 2023, the Company had 4,995,348 shares issued, of which 4,518,848 were outstanding and 476,500 were held in treasury. As of December 31, 2023, there were outstanding unvested RSUs under the Company's 2014 Equity Plan with respect to 1,789 shares under RSU grants in 2022 and 10,652 shares under RSU grants in 2023.
In January 2023, the Company's Board reauthorized for 2023 the limited stock repurchase plan that was initially established in May of 2010. The limited stock repurchase plan allows the repurchase of up to a fixed number of shares of the Company's common stock each calendar quarter in open market purchases or privately negotiated transactions, as management may deem advisable and as market conditions may warrant. The repurchase authorization for a calendar quarter (currently 2,500 shares) expires at the end of that quarter to the extent it has not been exercised, and is not carried forward into future quarters. The Company repurchased 5,700 shares under this program during 2023 at a total cost of $129 thousand. Since inception, as of December 31, 2023, the Company had repurchased 26,140 shares under the program, for a total cost of $682 thousand. In

December 2023, the Board reauthorized the limited stock repurchase plan for 2024 on similar terms. The Company also repurchased 30 shares outside of the limited stock repurchase program at a cost of $1 thousand during 2023.
The Company maintains a DRIP whereby registered stockholders may elect to reinvest cash dividends and optional cash contributions to purchase additional shares of the Company's common stock. The Company has reserved 200,000 shares of its common stock for issuance and sale under the DRIP. As of December 31, 2023, 10,749 shares of stock had been issued from treasury stock since inception of the DRIP, including 3,166 shares in 2023.
The Company's total capital to risk weighted assets decreased to 13.3% at December 31, 2023, from 14.0% at December 31, 2022. Tier I capital to risk weighted assets decreased to 10.7% at December 31, 2023, from 11.0% at December 31, 2022, and Tier I capital to average assets decreased to 6.5% at December 31, 2023 from 6.7% at December 31, 2022. At December 31, 2023 and 2022, Union was categorized as well capitalized under the Prompt Corrective Action regulatory framework and the Company exceeded applicable minimum capital adequacy requirements. There were no conditions or events between December 31, 2023 and the date of this report that management believes have changed either the Company’s or Union's regulatory capital category. See Note 22 to the Company's consolidated financial statements for additional discussion of the Company's and Union's regulatory capital ratios.

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
Beginning in March 2022, the FOMC voted to increase the federal funds rate multiple times from a range of 0.00% to 0.25% to a range of 5.25% to 5.50% on July 26, 2023, when the FOMC stated that it will continue to assess additional information and its implications for monetary policy. At its most recent meeting on January 31, 2024, the FOMC decided to maintain the target range for the federal funds rate at the range set following its July 26, 2023 meeting. The FOMC indicated, in consideration of adjustments to the target range for the federal funds rate, it will carefully assess incoming data, the evolving outlook, and the balance of risk. Further, it indicated that it does not expect it will be appropriate to reduce the target range until it has gained greater confidence that inflation is moving sustainably toward its long-term target of 2%.

Inevitably, not all of our interest rate-sensitive assets and liabilities will re-price simultaneously and in equal volume in response to changes in the federal funds rate, and therefore the potential for interest rate exposure exists. Management believes that several factors will affect the actual impact of interest rate changes on our balance sheet and operating results, including, but not limited to, actual changes in interest rates or expectations of future changes, the degree of volatility in the securities markets, inflation rates or expectations of inflation, and the slope of the interest rate yield curve. The Company is aware of and evaluates interest rate risk along with others in making business decisions. The levels of deficit spending by federal, state and local governments and control of the money supply by the FRB, including further changes to monetary or fiscal policies, may have unanticipated effects on interest rates or inflation in future periods that could have an unfavorable impact on the future operating results of the Company.

Increases in the federal funds rate, which began in March 2022, and greater industry-wide competition for deposits have had a significant impact on our cost of interest-bearing liabilities. Beginning in the fourth quarter of 2022 and to assist in meeting our loan-growth needs, we placed additional reliance on wholesale funding in the form of borrowings and then, in the first and second quarters of 2023, we started to purchase brokered certificates of deposit and nonreciprocal ICS deposits. These funding sources generally have a higher cost than deposits originating within the markets we serve and are not our preferred sources of funding.

The cost of funds, which is primarily tied to rates paid on customer deposits, increased 129 bps during 2023. Management is projecting continued increases in the cost of funds for 2024 as interest rates on wholesale funds are expected to remain higher for longer. Market rates are out of the Company's control but can have a dramatic impact on net interest income.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Omitted, in accordance with the regulatory relief available to smaller reporting companies in SEC Release Nos. 33-10513 (effective September 10, 2018).

Item 8. Financial Statements and Supplementary Data
UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
December 31, 2023 and 2022

	2023	2022
Assets	(Dollars in thousands)
Cash and due from banks	$4,429	$4,504
Federal funds sold and overnight deposits	73,237	33,381
Cash and cash equivalents	77,666	37,885
Interest bearing deposits in banks	14,690	16,428
Investment securities available-for-sale	264,383	250,267
Other investments	1,500	1,264
Total investments	265,883	251,531
Loans held for sale	3,070	1,178
Loans	1,028,270	958,157
Allowance for credit losses on loans	(6,566)	(8,339)
Net deferred loan costs	1,752	1,336
Net loans	1,023,456	951,154
Premises and equipment, net	20,771	20,479
Company-owned life insurance	18,965	18,518
Other assets	44,378	39,316
Total assets	$1,468,879	$1,336,489
Liabilities and Stockholders’ Equity
Liabilities
Deposits
Noninterest bearing	$250,992	$286,145
Interest bearing	765,689	762,722
Time	288,922	153,045
Total deposits	1,305,603	1,201,912
Borrowed funds	65,696	50,000
Subordinated notes	16,239	16,205
Accrued interest and other liabilities	15,534	13,152
Total liabilities	1,403,072	1,281,269
Commitments and Contingencies (Notes 9, 15, 16, 18, 19 and 22)
Stockholders’ Equity
Common stock, $2.00 par value; 7,500,000 shares authorized; 4,995,348 shares issued at December 31, 2023 and 4,982,523 shares issued at December 31, 2022	9,991	9,965
Additional-paid-in capital	2,621	2,225
Retained earnings	89,472	84,669
Treasury stock at cost; 476,500 shares at December 31, 2023 and 473,936 shares at December 31, 2022	(4,322)	(4,220)
Accumulated other comprehensive loss	(31,955)	(37,419)
Total stockholders' equity	65,807	55,220
Total liabilities and stockholders' equity	$1,468,879	$1,336,489

See accompanying notes to consolidated financial statements.

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2023 and 2022

	2023	2022
	(Dollars in thousands, except per share data)
Interest and dividend income
Interest and fees on loans	$49,283	$38,358
Interest on debt securities:
Taxable	4,577	4,217
Tax exempt	1,956	913
Dividends	263	28
Interest on federal funds sold and overnight deposits	630	245
Interest on interest bearing deposits in banks	401	187
Total interest and dividend income	57,110	43,948
Interest expense
Interest on deposits	15,893	3,522
Interest on short-term borrowed funds	1,406	433
Interest on long-term borrowed funds	1,398	—
Interest on subordinated notes	570	569
Total interest expense	19,267	4,524
Net interest income	37,843	39,424
Credit loss benefit, net	(499)	—
Net interest income after credit loss benefit	38,342	39,424
Noninterest income
Wealth management income	943	838
Service fees	7,002	6,859
Net gains on sales of investment securities available-for-sale	—	31
Net gains on sales of loans held for sale	1,163	1,004
Net gains (losses) on other investments	189	(60)
Other income	607	781
Total noninterest income	9,904	9,453
Noninterest expenses
Salaries and wages	14,247	14,083
Employee benefits	5,365	5,030
Occupancy expense, net	2,035	1,913
Equipment expense	3,722	3,692
Other expenses	10,000	8,912
Total noninterest expenses	35,369	33,630
Income before provision for income taxes	12,877	15,247
Provision for income taxes	1,620	2,632
Net income	$11,257	$12,615

Basic earnings per common share	$2.50	$2.81
Diluted earnings per common share	$2.48	$2.79
Dividends per common share	$1.44	$1.40

See accompanying notes to consolidated financial statements.

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Years Ended December 31, 2023 and 2022

	2023	2022
	(Dollars in thousands)
Net income	$11,257	$12,615
Other comprehensive income (loss), net of tax:
Investment securities available-for-sale:
Net unrealized holding gains (losses) arising during the year on investment securities available-for-sale	5,464	(35,842)
Reclassification adjustment for net gains on investment securities available-for-sale realized in net income	—	(25)
Total other comprehensive income (loss)	5,464	(35,867)
Total comprehensive income (loss)	$16,721	$(23,252)

See accompanying notes to consolidated financial statements.

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Years Ended December 31, 2023 and 2022

	Common Stock
	Shares, net of treasury	Amount	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive income (loss)	Total stockholders’ equity
	(Dollars in thousands, except per share data)
Balances, December 31, 2021	4,493,655	$9,934	$1,769	$78,350	$(4,160)	$(1,552)	$84,341
Net income	—	—	—	12,615	—	—	12,615
Other comprehensive loss	—	—	—	—	—	(35,867)	(35,867)
Dividend reinvestment plan	2,153	—	41	—	19	—	60
Cash dividends declared ($1.40 per share)	—	—	—	(6,296)	—	—	(6,296)
Stock based compensation expense	15,429	31	415	—	—	—	446
Purchase of treasury stock	(2,650)	—	—	—	(79)	—	(79)
Balances, December 31, 2022	4,508,587	9,965	2,225	84,669	(4,220)	(37,419)	55,220
Impact of adoption of ASU No. 2016-13	—	—	—	37	—	—	37
Net income	—	—	—	11,257	—	—	11,257
Other comprehensive income	—	—	—	—	—	5,464	5,464
Dividend reinvestment plan	3,166	—	48	—	28	—	76
Cash dividends declared ($1.44 per share)	—	—	—	(6,491)	—	—	(6,491)
Stock based compensation expense	12,825	26	348	—	—	—	374
Purchase of treasury stock	(5,730)	—	—	—	(130)	—	(130)
Balances, December 31, 2023	4,518,848	$9,991	$2,621	$89,472	$(4,322)	$(31,955)	$65,807

See accompanying notes to consolidated financial statements.

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2023 and 2022

	2023	2022
	(Dollars in thousands)
Cash Flows From Operating Activities
Net income	$11,257	$12,615
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,639	1,801
Credit loss benefit	(499)	—
Deferred income tax provision (benefit)	266	(270)
Net amortization of premiums on investment securities	525	630
Equity in losses of limited partnerships	1,387	1,138
Stock based compensation expense	374	446
Net increase in unamortized loan costs	(416)	(631)
Proceeds from sales of loans held for sale	76,755	78,976
Origination of loans held for sale	(77,484)	(65,321)
Net gains on sales of loans held for sale	(1,163)	(1,004)
Net gains on disposals of premises and equipment	(1)	—
Net gains on sales of investment securities available-for-sale	—	(31)
Net (gains) losses on other investments	(189)	60
Increase in accrued interest receivable	(1,245)	(916)
Amortization of debt issuance costs	34	34
Increase in other assets	(3,079)	(225)
Increase in other liabilities	1,030	1,729
Net cash provided by operating activities	9,191	29,031
Cash Flows From Investing Activities
Interest bearing deposits in banks
Proceeds from maturities and redemptions	8,212	7,968
Purchases	(6,474)	(11,200)
Investment securities available-for-sale
Proceeds from sales	—	6,827
Proceeds from maturities, calls and paydowns	16,697	23,509
Purchases	(24,922)	(58,784)
Net purchases of other investments	(47)	(192)
Net increase in nonmarketable stock	(383)	(1,652)
Net increase in loans	(70,121)	(171,111)
Recoveries of loans charged off	4	7
Net purchases of premises and equipment	(1,946)	(665)
Investments in limited partnerships	(3,288)	(2,290)
Proceeds from sales of premises and equipment	16	—
Net cash used in investing activities	(82,252)	(207,583)

	2023	2022
	(Dollars in thousands)

Cash Flows From Financing Activities
Advances on long-term borrowings	90,696	—
Repayment of long-term borrowings	(35,000)	—
Net (decrease) increase in short-term borrowings outstanding	(40,000)	50,000
Net (decrease) increase in noninterest bearing deposits	(35,153)	21,257
Net increase in interest bearing deposits	2,967	39,243
Net increase in time deposits	135,877	46,330
Purchase of treasury stock	(130)	(79)
Dividends paid	(6,415)	(6,236)
Net cash provided by financing activities	112,842	150,515
Net increase (decrease) in cash and cash equivalents	39,781	(28,037)
Cash and cash equivalents
Beginning of year	37,885	65,922
End of year	$77,666	$37,885
Supplemental Disclosures of Cash Flow Information
Interest paid	$17,956	$4,394
Income taxes paid	$925	$950

Supplemental Schedule of Noncash Investing and Financing Activities
Investment in limited partnerships acquired by capital contributions payable	$2,303	$3,494
Right-of-use operating lease assets obtained in exchange for operating lease liabilities	$407	$641

Dividends paid on Common Stock:
Dividends declared	$6,491	$6,296
Dividends reinvested	(76)	(60)
	$6,415	$6,236

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

The acronyms, abbreviations and capitalized terms identified below are used throughout this Annual Report on Form 10-K, including Parts I, II and III. The following is provided to aid the reader and provide a reference page when reviewing this Annual Report:

ACL:	Allowance for credit losses	FHLMC/Freddie Mac:	Federal Home Loan Mortgage Corporation
AFS:	Available-for-sale	FOMC:	Federal Open Market Committee
ALCO:	Asset Liability Management Committee	GAAP:	Generally accepted accounting principles in the United States
ASC:	Accounting Standards Codification	GLBA:	Gramm-Leach-Bliley Financial Modernization Act of 1999
ASU:	Accounting Standards Update	HTM:	Held-to-maturity
BHCA:	Bank Holding Company Act of 1956	HUD:	U.S. Department of Housing and Urban Development
Board:	Board of Directors	ICS:	Insured Cash Sweeps of the IntraFi Network
bp or bps:	Basis point(s)	IRS:	Internal Revenue Service
Branch Acquisition:	The acquisition of three New Hampshire branches in May 2011	MBS:	Mortgage-backed security
BTFP:	Bank Term Funding Program	MPF:	Mortgage Partnership Finance Program
CARES Act:	Coronavirus Aid, Relief and Economic Security Act	MSRs:	Mortgage servicing rights
CDARS:	Certificate of Deposit Accounts Registry Service of the IntraFi Network	NASDAQ:	NASDAQ Global Security Market
CECL:	Current expected credit loss	OAO:	Other assets owned
CFPB:	Consumer Financial Protection Bureau	OCI:	Other comprehensive income (loss)
COLI:	Company-owned life insurance	OFAC:	U.S. Office of Foreign Assets Control
Company:	Union Bankshares, Inc. and Subsidiary	OREO:	Other real estate owned
COVID-19:	Novel coronavirus	RD:	USDA Rural Development
DCF:	Discounted cash flow	RSU:	Restricted stock unit
DFR:	Vermont Department of Financial Regulation	SBA:	U.S. Small Business Administration
Dodd-Frank Act:	The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010	SEC:	U.S. Securities and Exchange Commission
DRIP:	Dividend Reinvestment and Stock Purchase Plan	SOX Act:	Sarbanes Oxley Act of 2002
EPS:	Earnings per share	Tax Act:	Tax Cuts and Jobs Act
FASB:	Financial Accounting Standards Board	TDR:	Troubled-debt restructuring
FDIC:	Federal Deposit Insurance Corporation	Union:	Union Bank, the sole subsidiary of Union Bankshares, Inc
FDICIA:	The Federal Deposit Insurance Corporation Improvement Act of 1991	USDA:	U.S. Department of Agriculture
FHA:	U.S. Federal Housing Administration	VA:	U.S. Veterans Administration
FHLB:	Federal Home Loan Bank of Boston	2008 Plan:	2008 Amended and Restated Nonqualified Deferred Compensation Plan
FRB:	Federal Reserve Board	2014 Equity Plan:	2014 Equity Incentive Plan, as amended
Fannie Mae:	Federal National Mortgage Association	2020 Plan:	2020 Amended and Restated Nonqualified Excess Plan

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

Use of estimates in preparation of consolidated financial statements

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. Material estimates that are particularly susceptible to significant change in the near term and involve inherent uncertainties relate to the determination of the ACL on loans, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, valuation of deferred tax assets, and asset impairment judgments, including the ACL on AFS debt securities. These estimates involve a significant degree of complexity and subjectivity and the amount of the change that is reasonably possible, should any of these estimates prove inaccurate, cannot be estimated.

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

Allowance for credit losses on AFS debt securities

Upon adoption of the FASB ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, more commonly referred to as Current Expected Credit Losses (CECL), effective January 1, 2023, AFS debt securities in unrealized loss positions are evaluated for impairment related to credit losses at least quarterly. For AFS debt securities in an unrealized loss position, management first assesses whether it intends to sell, or if it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through earnings. For AFS debt securities that do not meet the above criteria, management evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security and the issuer, among other factors. If this assessment indicates that a credit loss exists, management compares the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an ACL is recorded, limited to the amount by which the amortized cost basis of the security exceeds its fair value. Any impairment that has not been recorded through an ACL is recognized in other comprehensive income (loss), net of applicable taxes.
A change in the ACL on AFS debt securities is recorded as expense (credit) within the Credit loss expense on the consolidated statement of income. Losses are charged against the ACL when management believes the uncollectibility of an AFS debt security is confirmed based on the above described analysis. As of December 31, 2023 and the CECL adoption date of January 1, 2023, there was no ACL carried on the Company's AFS debt securities. Refer to Note 4 of the consolidated financial statements for further discussion.

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
Loan interest income is accrued daily on outstanding balances. The following accounting policies, related to accrual and nonaccrual loans, apply to all portfolio segments and loan classes, which the Company considers to be the same. The accrual of interest is normally discontinued when management believes, after considering collection efforts and other factors, that the borrower's financial condition is such that collection of interest is doubtful. Generally, any unpaid interest previously accrued on those loans is reversed against current period interest income. A loan may be restored to accrual status when its financial status has significantly improved and there is no principal or interest past due. A loan may also be restored to accrual status if the borrower makes six consecutive monthly payments or the lump sum equivalent. Income on nonaccrual loans is generally not recognized unless a loan is returned to accrual status or after all principal has been collected. Interest payments received on such loans are generally applied as a reduction of the loan principal balance. Delinquency status is determined based on contractual terms for all portfolio segments and loan classes. Loans past due 30 days or more are considered delinquent. Loans are considered in process of foreclosure when a judgment of foreclosure has been issued by the court.
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

Allowance for credit losses on loans

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
Certain loans are individually evaluated for estimated credit losses, including those greater than $500 thousand that are classified as substandard or doubtful and are on nonaccrual or that have other unique characteristics differing from the segment. Specific reserves are established when appropriate for such loans based on the present value of expected future cash flows of the loan or the estimated realizable value of the collateral, if any.
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
Incurred loss methodology: The Company adopted CECL using the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet credit exposures. Results for reporting periods beginning after January 1, 2023 are presented under CECL while prior period amounts continue to be reported in accordance with the incurred loss methodology under previously applicable GAAP.
Under the incurred loss methodology, the ACL was maintained at a level believed by management to be appropriate to absorb probable credit losses inherent in the loan portfolio as of the balance sheet date. The amount of the ACL was based on management's periodic evaluation of the collectability of the loan portfolio, including the nature, volume and risk characteristics of the portfolio, credit concentrations, trends in historical loss experience, estimated value of any underlying collateral, specific impaired loans and economic conditions.
Under the incurred loss methodology, the ACL consisted of specific, general and unallocated components. The specific component related to loans that were classified as impaired. Loans were evaluated for impairment and may have been classified as impaired when management believed it was probable that the Company would not collect all the contractual interest and principal payments as scheduled in the loan agreement. Impaired loans may have also included troubled loans that were restructured. A TDR occurred when the Company, for economic or legal reasons related to the borrower's financial difficulties, granted a concession to the borrower that would otherwise not be granted. A TDR classification may have resulted from the transfer of assets to the Company in partial satisfaction of a troubled loan, a modification of a loan's terms (such as reduction of stated interest rates below market rates, extension of maturity that does not conform to the Company's policies, reduction of the face amount of the loan, reduction of accrued interest, or reduction or deferment of loan payments), or a combination. A specific reserve amount was allocated to the ACL for individual loans that had been classified as impaired based on management's estimate of the fair value of the collateral for collateral dependent loans, an observable market price, or the present value of anticipated future cash flows. The Company accounted for the change in present value attributable to the passage of time in the loan loss reserve. Large groups of smaller balance homogeneous loans were collectively evaluated for impairment. Accordingly, the Company did not separately identify individual consumer, real estate or small balance commercial loans for impairment evaluation, unless such loans were subject to a restructuring agreement or had been identified as impaired as part of a larger customer relationship. Management established the threshold for individual impairment evaluation for commercial loans with balances greater than $500 thousand, based on an evaluation of the Company's historical loss experience on substandard commercial loans.
The general component represented the level of ACL allocable to each loan portfolio segment with similar risk characteristics and was determined based on historical loss experience, adjusted for qualitative factors, for each class of loan. Management deemed a five year average to be an appropriate time frame on which to base historical losses for each portfolio segment. Qualitative factors considered included underwriting, economic and market conditions, portfolio composition, collateral values, delinquencies, lender experience and legal issues. The qualitative factors were determined based on the various risk characteristics of each portfolio segment as discussed above.

An unallocated component was maintained to cover uncertainties that could affect management's estimate of probable losses. The unallocated component of the ACL reflected management's estimate of the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

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
Servicing assets are recognized as separate assets when servicing rights are acquired through the sale of residential mortgage loans with servicing rights retained. Capitalized servicing rights, which are reported in other assets on the consolidated balance sheets, are initially recorded at fair value and are amortized in proportion to, and over the period of, the estimated future servicing of the underlying mortgages (typically, the contractual life of the mortgage). The amortization of mortgage servicing rights is recorded as a reduction of loan servicing fee income within noninterest income on the consolidated statements of income.
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

Accrued interest

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

Intangible assets

Intangible assets consist of goodwill amounting to $2.2 million, which represents the excess of the purchase price over the fair value of net assets acquired in the 2011 Branch Acquisition. Goodwill is evaluated for impairment annually, in accordance with current authoritative accounting guidance. Management assesses qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of the Company, in total, is less than its carrying amount. Management is not aware of any such events or circumstances that would cause it to conclude that the fair value of the Company is less than its carrying amount.

Federal Home Loan Bank stock

As a member of the FHLB, Union is required to invest in $100 par value stock of the FHLB in an amount to satisfy unpaid principal balances on qualifying loans, plus an amount to satisfy an activity based requirement. The stock is nonmarketable, and is redeemable by the FHLB at par value. Also, there is the possibility of future capital calls by the FHLB on member banks to ensure compliance with its capital plan. FHLB stock is reported in Other assets at its par value of $3.1 million and $2.7 million at December 31, 2023 and 2022, respectively.

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

Investment in real estate limited partnerships

The Company has purchased various limited partnership interests in affordable housing partnerships. These partnerships were established to acquire, own and rent residential housing for elderly, low or moderate income residents in Vermont or in New Hampshire. GAAP permits an entity to amortize the initial cost of the investment in proportion to the amount of the tax credits and other tax benefits received and recognize the net investment performance in the statements of income as a component of income tax expense. There were no impairment losses during the year resulting from the forfeiture or ineligibility of tax credits related to qualified affordable housing project investments. (See Note 10.)

Advertising costs

The Company expenses advertising costs as incurred and they are included in Other expenses in the Company's consolidated statements of income.

Earnings per common share

Basic EPS is calculated based on the weighted average number of shares of common stock issued during the period, including DRIP shares issuable upon reinvestment of dividends, retroactively adjusted for stock splits and stock dividends, if any, and reduced for shares held in treasury. Diluted EPS is calculated after adjusting the denominator of the basic EPS calculation for the effect of the potential issuance of dilutive common shares under outstanding equity compensation grants during the period. (See Note 17.)

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

Allowance for credit losses on off-balance sheet credit exposures

The ACL on off-balance sheet credit exposures is a component of Accrued interest and other liabilities on the Company's consolidated balance sheets and represents the estimate of probable credit losses inherent in unfunded commitments to extend credit as of the balance sheet date. Unfunded commitments to extend credit include unused portions of lines of credit, commitments to originate loans and standby and commercial letters of credit. The process used to determine the ACL for these exposures is consistent with the process for determining the ACL on loans, as adjusted for estimated funding probabilities. A charge or credit to Credit loss expense on the consolidated statements of income is made to account for the change in the ACL on off-balance sheet exposures between reporting periods.

Comprehensive income (loss)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income or loss. Certain changes in assets and liabilities, such as the after tax effect of unrealized gains and losses on debt securities AFS that do not exhibit credit related impairment, are not reflected in the consolidated statements of income. The cumulative effect of such items, net of tax effect, is reported as a separate component of the equity section of the consolidated balance sheets (Accumulated OCI) (See Note 24). OCI, along with net income, comprises the Company's total comprehensive income or loss.

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

Impact of adoption:
The following table illustrates the impact of adoption of ASU No. 2016-13 on January 1, 2023. As noted above, there was no ACL on AFS debt securities required to be recorded upon adoption of the ASU.

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

Recent accounting pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The guidance in the ASU requires that expected credit losses for financial assets held at the reporting date that are accounted for at amortized cost be measured and recognized based on historical experience and current and reasonably supportable forecasted conditions to reflect the full amount of expected credit losses. A modified version of these requirements also applies to debt securities classified as AFS. The ASU became effective for the Company beginning with the 2023 fiscal year. The impact of the ASU on the Company's consolidated financial statements is discussed in the Impact of adoption section.

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

In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings (TDRs) and Vintage Disclosures. The guidance amends ASC 326 to eliminate the accounting guidance for TDRs by creditors, while enhancing disclosure requirements for certain loan refinancing and restructuring activities by creditors when a borrower is experiencing financial difficulty. Specifically, rather than applying TDR recognition and measurement guidance, creditors will determine whether a modification results in a new loan or continuation of an existing loan. These amendments are also intended to enhance existing disclosure requirements and introduce new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. Additionally, the amendments to ASC 326 require that an entity disclose current-period gross write-offs by year of origination within the vintage disclosures, which requires that an entity disclose the amortized cost basis of financing receivables by credit quality indicator and class of financing receivable by year of origination. The guidance applies to entities that have adopted the amendments in ASU No. 2016-13 for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. The Company adopted ASU No. 2022-02 effective January 1, 2023. The adoption of the provisions contained within ASU No. 2022-02 did not have a material impact on the consolidated financial statements.

In March 2023, the FASB issued ASU No. 2023-02, Investments-Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method. ASU No. 2014-01, Investments-Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects, previously introduced the option to apply the proportional amortization method to account for investments made primarily for the purpose of receiving income tax credits and other income tax benefits when certain requirements are met; however, this guidance limited the proportional amortization method to investments in low-income-housing tax credit (LIHTC) structures. The proportional amortization method results in the cost of the investment being amortized in proportion to the income tax credits and other income tax benefits received, with the amortization of the investment and the income tax credits being presented net in the income statement as a component of income tax expense (benefit). Equity investments in other tax credit structures are typically accounted for using the equity method, which results in investment income, gains and losses, and tax credits being presented gross on the income statement in their respective line items. The amendments in this update permit reporting entities to elect to account for their tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method if certain conditions are met. The amendments in this update are effective for the Company for fiscal years beginning after December 31, 2023, including interim periods within those fiscal years. Early adoption is permitted in any interim period. If early adoption is elected, adoption must be as of the beginning of the fiscal year that includes the interim period of adoption. The amendments in this update must be applied on either a modified retrospective or a retrospective basis. The Company did not elect early adoption and is currently evaluating the impact of this standard for its tax equity investments and the impact to noninterest income, noninterest expense, and income tax expense within the consolidated financial statements.

Note 2.  Restrictions on Cash and Cash Equivalents

The nature of the Company's business requires that it maintain amounts due from correspondent banks which, at times, may exceed federally insured limits. The balances in these accounts at December 31, were as follows:

	2023	2022
	(Dollars in thousands)
Noninterest bearing accounts	$552	$691
Federal Reserve Bank of Boston	73,191	33,336
FHLB of Boston	201	187
No losses have been experienced in these accounts and the Company believes it is not exposed to any significant risk with respect to the accounts.

The Company had no reserve requirement and was not required to maintain contracted clearing balances at December 31, 2023 or 2022. Balances at the Federal Reserve Bank of Boston and a portion of the funds at the FHLB are classified as overnight deposits as they earn interest.

Note 3.  Interest Bearing Deposits in Banks

Interest bearing deposits in banks consist of certificates of deposit purchased from various financial institutions. Deposits at each institution are generally maintained at or below the FDIC insurable limit of $250 thousand. As of December 31, 2023, the Company held $14.7 million in certificates with rates ranging from 0.50% to 6.09% and various maturity dates through 2026, with $9.0 million scheduled to mature in 2024. There were $16.4 million in certificates at December 31, 2022.

Note 4. Investment Securities
Debt securities AFS as of the balance sheet dates consisted of the following:

December 31, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. Government-sponsored enterprises	$44,153	$—	$(4,802)	$39,351
Agency MBS	182,568	88	(30,272)	152,384
State and political subdivisions	72,254	395	(6,210)	66,439
Corporate	6,358	—	(149)	6,209
Total	$305,333	$483	$(41,433)	$264,383

December 31, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. Government-sponsored enterprises	$45,090	$—	$(5,845)	$39,245
Agency MBS	198,478	104	(34,150)	164,432
State and political subdivisions	47,722	281	(7,537)	40,466
Corporate	6,343	—	(219)	6,124
Total	$297,633	$385	$(47,751)	$250,267

At December 31, 2023 and 2022, there were no investment securities HTM. Investment securities AFS with a fair value of $926 thousand and $433 thousand were pledged as collateral for public unit deposits or for other purposes as required or permitted by law at December 31, 2023 and 2022, respectively. Investment securities AFS pledged as collateral for BTFP borrowings at the FRB consisted of U.S. Government-sponsored enterprises and Agency MBS securities with a fair value of $8.9 million at December 31, 2023. The Company began utilizing the BTFP as a source of liquidity during 2023. (See Note 12.)

Information pertaining to AFS debt securities with gross unrealized losses, for which an ACL has not been recorded, as of the balance sheet dates, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

December 31, 2023	Less Than 12 Months			12 Months and Over			Total
	Number of Securities	Fair Value	Gross Unrealized Loss	Number of Securities	Fair Value	Gross Unrealized Loss	Number of Securities	Fair Value	Gross Unrealized Loss
		(Dollars in thousands)
U.S. Government- sponsored enterprises	2	$2,891	$(4)	32	$36,460	$(4,798)	34	$39,351	$(4,802)
Agency MBS	—	—	—	93	147,260	(30,272)	93	147,260	(30,272)
State and political subdivisions	10	14,532	(276)	65	40,720	(5,934)	75	55,252	(6,210)
Corporate	—	—	—	13	6,209	(149)	13	6,209	(149)
Total	12	$17,423	$(280)	203	$230,649	$(41,153)	215	$248,072	$(41,433)

December 31, 2022	Less Than 12 Months			12 Months and Over			Total
	Number of Securities	Fair Value	Gross Unrealized Loss	Number of Securities	Fair Value	Gross Unrealized Loss	Number of Securities	Fair Value	Gross Unrealized Loss
		(Dollars in thousands)
U.S. Government- sponsored enterprises	4	$8,000	$(533)	31	$31,103	$(5,312)	35	$39,103	$(5,845)
Agency MBS	31	24,306	(2,192)	62	134,297	(31,958)	93	158,603	(34,150)
State and political subdivisions	39	15,457	(1,846)	27	18,613	(5,691)	66	34,070	(7,537)
Corporate	10	4,719	(124)	3	1,405	(95)	13	6,124	(219)
Total	84	$52,482	$(4,695)	123	$185,418	$(43,056)	207	$237,900	$(47,751)
AFS debt securities in unrealized loss positions are evaluated for impairment related to credit losses and an ACL is recorded for any credit loss identified. No ACL for AFS debt securities was recorded at adoption of ASU No. 2016-13 or at December 31, 2023. Accrued interest receivable on AFS debt securities totaled $1.4 million and $984 thousand at December 31, 2023 and December 31, 2022, respectively, and is excluded from the estimate of credit losses. Under previously applicable GAAP, no ACL for AFS debt securities was required at December 31, 2022.

There were no dispositions of AFS securities for the year ended December 31, 2023. The following table presents the proceeds from sales and calls resulting in gross realized gains and gross realized losses from the disposition of AFS securities for the year ended December 31, 2022:

2022
(Dollars in thousands)
Proceeds from sales	$6,827
Proceeds from calls	502

Gross gains	81
Gross losses	(50)
Net gains	$31

The amortized cost and estimated fair value of debt securities by contractual scheduled maturity as of December 31, 2023, were as follows:

	Amortized Cost	Fair Value
Available-for-sale	(Dollars in thousands)
Due in one year or less	$1,015	$1,009
Due from one to five years	28,966	26,697
Due from five to ten years	22,151	20,063
Due after ten years	70,633	64,230
	122,765	111,999
Agency MBS	182,568	152,384
Total	$305,333	$264,383
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

Note 5.  Loans Held for Sale and Loan Servicing

At December 31, 2023 and 2022, loans held for sale consisted of conventional residential mortgages originated for subsequent sale, with an estimated fair value in excess of their carrying value. Therefore, no valuation reserve was necessary for loans held for sale as of the balance sheet dates.
Commercial and residential mortgage loans serviced for others are not included in the accompanying balance sheets. The unpaid principal balance of commercial and residential mortgage loans serviced for others was $672.2 million and $660.7 million at December 31, 2023 and 2022, respectively.
Loans sold consisted of the following during the years ended December 31:

	2023		2022
	Loans Sold	Net Gains on Sale	Loans Sold	Net Gains on Sale
	(Dollars in thousands)
Residential loans	$75,592	$1,163	$77,972	$1,004
There were no obligations to repurchase loans for any amount at December 31, 2023, but there were contractual risk sharing commitments on certain sold loans totaling $763 thousand as of such date. (See Note 19.)
The Company generally retains the servicing rights on loans sold. At December 31, 2023 and 2022, the unamortized balance of servicing rights on loans sold with servicing retained was $1.7 million and $2.0 million, respectively, and is included in Other assets. The estimated fair value of these servicing rights was in excess of their carrying value at December 31, 2023 and 2022, and therefore no impairment reserve was necessary. The capitalization and amortization of MSRs is included in Other expenses.
The following table presents the capitalization and amortization of loan servicing rights during the periods indicated:

	For The Years Ended December 31,
	2023	2022
	(Dollars in thousands)
Capitalization of servicing rights	$480	$480
Amortization of servicing rights	796	945
Net amortization of servicing rights	$(316)	$(465)

Note 6.  Loans

The composition of Net loans at December 31, by regulatory call report code segmentation based on underlying collateral or purpose for certain loan types, was as follows:

	2023	2022
	(Dollars in thousands)
Residential real estate
Non-revolving residential real estate	$397,409	$335,470
Revolving residential real estate	18,902	16,963
Construction real estate
Commercial construction real estate	36,973	56,501
Residential construction real estate	51,662	40,119
Commercial real estate
Non-residential commercial real estate	298,148	282,397
Multi-family residential real estate	105,344	95,550
Commercial	40,448	40,973
Consumer	2,589	2,204
Municipal	76,795	87,980
Gross loans	1,028,270	958,157
ACL on loans	(6,566)	(8,339)
Net deferred loan costs	1,752	1,336
Net loans	$1,023,456	$951,154

Qualifying residential first mortgage loans and certain commercial real estate loans with a carrying value of $343.7 million and $272.9 million were pledged as collateral for borrowings from the FHLB under a blanket lien at December 31, 2023 and 2022, respectively.

Accrued interest receivable on loans totaled $4.0 million and $3.1 million at December 31, 2023 and December 31, 2022, respectively, and is excluded from the estimate of credit losses described in Note 7.

Note 7.  Allowance for Credit Losses on Loans and Off-Balance Sheet Credit Exposures

Results for reporting periods beginning after January 1, 2023 are presented under CECL while prior period amounts continue to be reported under the incurred loss model in accordance with previously applicable GAAP as described in Note 1.
Changes in the ACL on loans, by class of loans, for the year ended December 31, 2023 were as follows:

December 31, 2023	Balance, December 31, 2022	Impact of Adoption of ASU No. 2016-13	Charge-Offs	Recoveries	Credit Loss Expense (Benefit)	Balance, December 31, 2023
	(Dollars in thousands)
Non-revolving residential real estate	$2,294	$(270)	$—	$1	$336	$2,361
Revolving residential real estate	123	25	—	—	$11	159
Residential real estate	2,417	(245)	—	1	347	2,520
Commercial construction real estate	611	982	—	—	(558)	1,035
Residential construction real estate	421	(290)	—	—	32	163
Construction real estate	1,032	692	—	—	(526)	1,198
Non-residential commercial real estate	2,931	(757)	—	—	8	2,182
Multi-family residential real estate	1,004	(780)	—	—	20	244
Commercial real estate	3,935	(1,537)	—	—	28	2,426
Commercial	301	191	—	—	(140)	352
Consumer	10	(5)	(8)	3	5	5
Municipal	95	(42)	—	—	12	65
Unallocated	549	(549)	—	—	—	—
Total	$8,339	$(1,495)	$(8)	$4	$(274)	$6,566

Changes in the ACL on loans, by class of loans under the incurred loss methodology, for the year ended December 31, 2022 were as follows:

December 31, 2022	Balance, December 31, 2021	Charge-Offs	Recoveries	Credit Loss Expense (Benefit)	Balance, December 31, 2022
	(Dollars in thousands)
Residential real estate	$2,068	$—	$—	$349	$2,417
Construction real estate	837	—	—	195	1,032
Commercial real estate	4,122	—	—	(187)	3,935
Commercial	275	(1)	2	25	301
Consumer	11	(3)	5	(3)	10
Municipal	86	—	—	9	95
Unallocated	937	—	—	(388)	549
Total	$8,336	$(4)	$7	$—	$8,339

The Company's ACL on off-balance sheet credit exposures is recognized as a liability within Accrued interest and other liabilities on the consolidated balance sheet, with adjustments to the ACL recognized in Credit loss expense in the consolidated statement of income. In accordance with previously applicable GAAP, there was no ACL on off-balance sheet credit exposures required during the year ended December 31, 2022. The Company's activity in the ACL on off-balance sheet credit exposures for the year ended December 31, 2023 was as follows:

2023
ACL on Off-Balance Sheet Credit Exposures	(Dollars in thousands)
Balance, December 31, 2022	$—
Impact of adoption of ASU No. 2016-13	1,458
Credit loss benefit	(225)
Balance, December 31, 2023	$1,233

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

The following table summarizes the Company's loans by year of origination and by loan ratings applied by management to the Company's loans by class as of December 31, 2023:

	2023	2022	2021	2020	2019	Prior	Revolving	Total
Residential Real Estate	(Dollars in thousands)
Pass	$84,211	$112,215	$83,137	$29,704	$8,991	$53,021	$—	$371,279
Satisfactory/Monitor	4,362	7,038	5,671	2,280	386	5,873	—	25,610
Substandard	—	—	—	14	—	506	—	520
Non-revolving residential real estate	88,573	119,253	88,808	31,998	9,377	59,400	—	397,409
Pass	—	—	—	—	—	—	17,133	17,133
Satisfactory/Monitor	—	—	—	—	—	—	1,724	1,724
Substandard	—	—	—	—	—	—	45	45
Revolving residential real estate	—	—	—	—	—	—	18,902	18,902
Construction Real Estate
Pass	3,736	5,767	2,736	616	437	873	—	14,165
Satisfactory/Monitor	10,312	3,673	8,352	355	—	116	—	22,808
Substandard	—	—	—	—	—	—	—	—
Commercial construction real estate	14,048	9,440	11,088	971	437	989	—	36,973
Pass	24,496	17,904	498	—	—	123	—	43,021
Satisfactory/Monitor	3,978	2,114	568	1,981	—	—	—	8,641
Substandard	—	—	—	—	—	—	—	—
Residential construction real estate	28,474	20,018	1,066	1,981	—	123	—	51,662
Commercial Real Estate
Pass	5,977	44,428	34,562	18,327	23,650	57,197	16,629	200,770
Satisfactory/Monitor	17,908	24,563	13,819	5,552	6,172	23,521	3,486	95,021
Substandard	—	—	—	1,773	—	516	68	2,357
Non-residential commercial real estate	23,885	68,991	48,381	25,652	29,822	81,234	20,183	298,148
Pass	250	5,364	10,208	2,061	8,226	34,993	—	61,102
Satisfactory/Monitor	841	12,485	11,863	5,664	9,933	2,126	—	42,912
Substandard	—	—	—	—	—	1,330	—	1,330
Multi-family residential real estate	1,091	17,849	22,071	7,725	18,159	38,449	—	105,344
Pass	1,958	6,394	2,125	671	2,849	7,755	4,992	26,744
Satisfactory/Monitor	1,914	1,243	2,350	467	132	6,717	648	13,471
Substandard	—	—	—	—	—	4	229	233
Commercial	3,872	7,637	4,475	1,138	2,981	14,476	5,869	40,448
Pass	1,566	342	131	98	229	175	28	2,569
Satisfactory/Monitor	20	—	—	—	—	—	—	20
Substandard	—	—	—	—	—	—	—	—
Consumer	1,586	342	131	98	229	175	28	2,589
Pass	66,396	2,942	986	1,931	130	4,410	—	76,795
Satisfactory/Monitor	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Municipal	66,396	2,942	986	1,931	130	4,410	—	76,795
Total Loans	$227,925	$246,472	$177,006	$71,494	$61,135	$199,256	$44,982	$1,028,270

Gross charge-offs for the year ended December 31, 2023 consisted of two consumer loans totaling $8 thousand that were originated in 2022.

The following table summarizes the loan ratings applied by management to the Company's loans by class, under the incurred loss methodology, as of December 31, 2022:

December 31, 2022	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Total
	(Dollars in thousands)
Pass	$328,885	$47,356	$258,175	$36,338	$2,197	$87,980	$760,931
Satisfactory/Monitor	21,429	49,206	111,077	4,368	7	—	186,087
Substandard	2,119	58	8,695	267	—	—	11,139
Total	$352,433	$96,620	$377,947	$40,973	$2,204	$87,980	$958,157

A summary of current and past due loans as of December 31, 2023 follows:

December 31, 2023	30-59 Days	60-89 Days	90 Days and Over	Total Past Due	Current	Total
	(Dollars in thousands)
Residential real estate
Non-revolving residential real estate	$2,015	$312	$162	$2,489	$394,920	$397,409
Revolving residential real estate	—	—	17	17	18,885	18,902
Construction real estate
Commercial construction real estate	17	—	—	17	36,956	36,973
Residential construction real estate	—	—	—	—	51,662	51,662
Commercial real estate
Non-residential commercial real estate	197	—	—	197	297,951	298,148
Multi-family residential real estate	1,058	—	—	1,058	104,286	105,344
Commercial	4	—	—	4	40,444	40,448
Consumer	14	—	—	14	2,575	2,589
Municipal	—	—	—	—	76,795	76,795
Total	$3,305	$312	$179	$3,796	$1,024,474	$1,028,270

A summary of current and past due loans as of December 31, 2022, under the incurred loss methodology, follows:

December 31, 2022	30-59 Days	60-89 Days	90 Days and Over	Total Past Due	Current	Total
	(Dollars in thousands)
Residential real estate	$1,724	$79	$289	$2,092	$350,341	$352,433
Construction real estate	535	—	—	535	96,085	96,620
Commercial real estate	515	2,087	34	2,636	375,311	377,947
Commercial	7	160	—	167	40,806	40,973
Consumer	7	—	—	7	2,197	2,204
Municipal	—	—	—	—	87,980	87,980
Total	$2,788	$2,326	$323	$5,437	$952,720	$958,157

A summary of nonaccrual loans as of December 31, 2023 follows:

December 31, 2023	Nonaccrual	Nonaccrual With No Allowance for Credit Losses	90 Days and Over and Accruing
Residential real estate	(Dollars in thousands)
Non-revolving residential real estate	$—	$—	$162
Revolving residential real estate	17	—	—
Commercial real estate
Non-residential commercial real estate	1,841	1,841	—
Total	$1,858	$1,841	$162

A summary of nonaccrual loans as of December 31, 2022, under the incurred loss methodology, follows:

December 31, 2022	Nonaccrual	Nonaccrual With No Allowance for Credit Losses	90 Days and Over and Accruing
	(Dollars in thousands)
Residential real estate	$103	$—	$186
Construction real estate	6	6	—
Commercial real estate	2,102	—	—
Total	$2,211	$6	$186

There was one revolving residential real estate loan totaling $17 thousand in process of foreclosure at December 31, 2023 and one residential real estate loan totaling $28 thousand in process of foreclosure at December 31, 2022. Aggregate interest on nonaccrual loans not recognized was $143 thousand as of December 31, 2023 and $59 thousand as of December 31, 2022.
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
The following table presents collateral dependent loans to borrowers experiencing financial difficulty by loan class and collateral type as of the balance sheet dates:

	December 31, 2023	December 31, 2022
	Real Estate	Real Estate
	(Dollars in thousands)
Non-residential commercial real estate	$1,841	$2,068

Collateral dependent loans are loans for which the repayment is expected to be provided substantially by the underlying collateral and there are no other available and reliable sources of repayment.

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

The following table provides information with respect to impaired loans by class of loan as of and for year ended December 31, 2022, prior to the adoption of CECL:

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

Occasionally, the Company modifies loans to borrowers experiencing financial difficulty by providing interest rate reductions, term extensions, payment deferrals or principal forgiveness. When principal forgiveness is provided, the amount of forgiveness is charged off against the ACL on loans. The following tables summarize loan modifications to borrowers experiencing financial difficulty by loan class, type of modification and the financial effect of the modifications as of and for the year ended December 31, 2023:

	Interest Rate Reduction
	Amortized Cost Basis	% of Loan Class	Financial Effect
	(Dollars in thousands)
Non-residential commercial real estate	$398	0.13%	Reduced weighted average contractual interest rate from 8.75% to 6.85%
Multi-family residential real estate	440	0.42%	Reduced weighted average contractual interest rate from 9.25% to 7.75%

	Payment Delay
	Amortized Cost Basis	% of Loan Class	Financial Effect
	(Dollars in thousands)
Non-residential commercial real estate	$3,383	1.13%	Modification allowed for 7 months of interest only payments with remaining balances due at maturity.

The following table presents the performance of loans as of December 31, 2023 that have been modified in the last twelve months:

December 31, 2023	Current	Past Due 30-89 Days	Past Due 90 Days and Over
	(Dollars in thousands)
Non-residential commercial real estate	$3,781	$—	$—
Multi-family residential real estate	440	—	—
There were no loans to borrowers experiencing financial difficulty that were modified within the previous twelve months that had subsequently defaulted during the year ended December 31, 2023. Loans are considered defaulted at 90 days past due.

At December 31, 2023, the Company was not committed to lend any additional funds to borrowers experiencing financial difficulty for which the Company modified the terms of the loans in the form of principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay, or a term extension.

Note 8.  Premises and Equipment

The major classes of premises and equipment and accumulated depreciation at December 31, were as follows:

	2023	2022
	(Dollars in thousands)
Land and land improvements	$4,466	$4,466
Building and improvements	21,566	20,432
Furniture and equipment	12,263	11,636
Construction in progress and deposits on equipment	505	361
	38,800	36,895
Less accumulated depreciation	(18,029)	(16,416)
	$20,771	$20,479
Depreciation included in Occupancy and Equipment expenses amounted to $1.6 million and $1.8 million for the years ended December 31, 2023 and 2022, respectively.

Note 9. Leases

As of December 31, 2023, the Company had operating real estate leases for three branch locations, one loan production office and land upon which a branch location was constructed. The lease agreements have maturity dates ranging from June 2028 to September 2047. As of December 31, 2023, the weighted average remaining life of the lease term for the operating leases was 18.13 years.
The discount rate used in determining the lease liability for each individual lease was the FHLB fixed advance rate as of the date the lease became effective or as of January 2019 for leases in effect at adoption of ASU No. 2016-02. As of December 31, 2023 and 2022, the weighted average discount rate for operating leases was 3.62% and 3.55%, respectively.
The right-of-use assets and lease liabilities related to operating leases were as follows at December 31:

	2023	2022
	(Dollars in thousands)
Right-of-use assets included in Other assets	$2,450	$2,152
Lease liabilities included in Accrued interest and other liabilities	2,605	2,255

Total estimated rental commitments for operating leases were as follows as of December 31, 2023:

(Dollars in thousands)
2024	$213
2025	215
2026	217
2027	224
2028	211
Thereafter	2,623
Total	$3,703
A reconciliation of the operating lease undiscounted cash flows in the maturity analysis above and the operating lease liability recognized in the consolidated balance sheets is shown below:

December 31, 2023
(Dollars in thousands)
Undiscounted cash flows	$3,703
Discount effect of cash flows	(1,098)
Lease liabilities	$2,605

Operating lease costs, included in Occupancy expense, net in the consolidated statements of income were $259 thousand and $206 thousand for the years ended December 31, 2023 and 2022, respectively. Occupancy expense is shown in the consolidated statements of income, net of rental income of $261 thousand and $273 thousand for the years ended December 31, 2023 and 2022, respectively.

Note 10.  Investment in Real Estate Limited Partnerships

The Company has purchased from time to time various interests in limited partnerships established to acquire, own and rent residential housing for elderly, low or moderate income individuals in Vermont and New Hampshire. The following is a summary of investments in real estate limited partnerships at December 31:

	2023	2022
	(Dollars in thousands)
Carrying values of investments carried at equity included in Other assets	$12,621	$11,009
Capital contribution payable included in Accrued interest and other liabilities	3,154	3,442

The following table presents the net impact on the Provision for income taxes related to investments carried at equity:

	For the Years Ended December 31,
	2023	2022
	(Dollars in thousands)
Provision for undistributed net losses of limited partnership investments	$1,387	$1,138
Federal income tax credits related to limited partnership investments	(1,404)	(1,110)
Net effect on Provision for income taxes	$(17)	$28

Note 11. Deposits

The following is a summary of interest bearing deposits at December 31:

	2023	2022
	(Dollars in thousands)
Interest bearing checking accounts	$336,438	$329,785
Savings and money market accounts	429,251	432,937
Time deposits, $250,000 and over	42,806	26,357
Other time deposits	246,116	126,688
	$1,054,611	$915,767
Included in other time deposits are brokered deposits of $103.0 million and $33.0 million at December 31, 2023 and 2022, respectively. There were $50.2 million of purchased one-way ICS deposits included in savings and money market deposits at December 31, 2023 and no purchased one-way ICS deposits at December 31, 2022. Reciprocal deposits of $244.3 million and $221.6 million were included in deposit balances in the consolidated balance sheets at December 31, 2023 and 2022, respectively.

The following is a summary of time deposits by maturity at December 31, 2023:

(Dollars in thousands)
2024	$276,060
2025	7,280
2026	2,990
2027	1,815
2028	777
$288,922

Note 12. Borrowed Funds

The Company's borrowed funds at December 31, 2023 consisted of borrowings from the FHLB of $55.7 million at a weighted average rate of 3.68%, and borrowings from the FRB of $10.0 million at a weighted average rate of 4.85%. Borrowed funds at December 31, 2022 consisted of $50.0 million of borrowings from FHLB at a weighted average rate of 4.41%.

The Company has established both overnight and longer term lines of credit with the FHLB. These borrowings are secured by a blanket lien on qualified collateral consisting of loans with first mortgages secured by one-to-four family properties and certain commercial real estate loans. At December 31, 2023, pledged loans with a carrying value of $343.7 million provided a gross borrowing capacity of $235.5 million at the FHLB, less outstanding borrowings and other credit subject to collateralization of $99.6 million, resulting in remaining year-end available borrowing capacity of $135.9 million. At December 31, 2022, pledged loans with a carrying value of $272.9 million provided a gross borrowing capacity of $170.4 million at the FHLB, less outstanding borrowings and other credit subject to collateralization of $93.5 million, resulting in remaining year-end available borrowing capacity of $76.9 million.

Under a separate agreement with the FHLB, the Company has the authority, up to its available borrowing capacity, to collateralize public unit deposits with letters of credit issued by the FHLB. FHLB letters of credit in the amount of $42.4 million and $42.5 million were utilized as collateral for these deposits at December 31, 2023 and 2022, respectively. Total fees paid by the Company in connection with the issuance of these letters of credit were $44 thousand and $34 thousand for the years ended December 31, 2023 and 2022, respectively. Union also maintains an IDEAL Way Line of Credit with the FHLB. The total line available was $551 thousand as of December 31, 2023 and 2022.

In addition to its borrowing arrangements with the FHLB, Union maintains a preapproved Federal Funds line of credit with a correspondent bank totaling $15.0 million. Interest on advances under this line is payable daily and charged at the Federal Funds rate at the time of the borrowing. There were no outstanding borrowings on the line of credit at December 31, 2023 or 2022.

In March 2023, the FRB created the BTFP to provide an additional source of liquidity funding to U.S. depository institutions. Advances under this program are secured by qualifying investment assets consisting of eligible U.S. Government-sponsored enterprises and Agency MBS securities valued at par. At December 31, 2023, the Company had an outstanding BTFP advance of $10.0 million at a rate of 4.85% due December 23, 2024. The BTFP will cease making new loans under this program on March 11, 2024.

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

The unamortized issuance costs of the Notes were $261 thousand and $295 thousand at December 31, 2023 and 2022, respectively. The Company recorded $34 thousand of issuance costs in interest expense for the year ended December 31, 2023 and 2022. The Notes are presented net of unamortized issuance costs in the consolidated balance sheets.

Note 14.  Income Taxes

The components of the provision for income taxes for the years ended December 31, were as follows:

	2023	2022
	(Dollars in thousands)
Current federal tax provision	$1,346	$2,734
Current state tax provision	8	168
Deferred tax provision (benefit)	266	(270)
	$1,620	$2,632

The total provision for income taxes differs from the amounts computed at the statutory federal income tax rate of 21% primarily due to the following for the years ended December 31:

	2023	2022
	(Dollars in thousands)
Computed “expected” tax expense	$2,707	$3,202
State taxes	7	133
Tax exempt interest	(906)	(479)
Increase in cash surrender value of COLI	(94)	(107)
Tax credits	(1,424)	(1,140)
Equity in losses of limited partnerships	1,150	965
Non-deductible expenses	202	37
Other	(22)	21
	$1,620	$2,632

Listed below are the significant components of the net deferred tax asset at December 31:

	2023	2022
	(Dollars in thousands)
Components of the deferred tax asset
Allowance for credit losses	$1,720	$1,891
Deferred compensation	379	345
Origination fees	—	2
Loans held for sale	9	5
Core deposit intangible	61	88
Limited partnership investments	—	15
Unrealized loss on investment securities available-for-sale	8,996	9,947
Other	39	92
Total deferred tax asset	11,204	12,385

Components of the deferred tax liability
Depreciation	(1,329)	(1,226)
Mortgage servicing rights	(379)	(461)
Limited partnership investments	(21)	—
Goodwill	(411)	(389)
Prepaid expenses	(162)	(190)
Total deferred tax liability	(2,302)	(2,266)
Net deferred tax asset	$8,902	$10,119

Deferred tax assets are recognized subject to management's judgment that it is more likely than not that the deferred tax asset will be realized. Based on the temporary taxable items, historical taxable income and estimates of future taxable income, the Company believes that it is more likely than not that the deferred tax assets at December 31, 2023 will be realized and therefore no valuation allowance is warranted.
The net deferred income tax asset is included in Other assets in the consolidated balance sheets at December 31, 2023 and 2022.
Based on management's evaluation, management has concluded that there were no significant uncertain tax positions requiring recognition in the Company's financial statements at December 31, 2023 or 2022. The Company is subject to income tax at the federal level and in the state of New Hampshire. Although the Company is not currently the subject of an examination by any taxing authority, the Company's tax years ended December 31, 2020 through 2022 are open to examination under applicable statutes of limitation. The 2023 tax return has not yet been filed.

The Company may from time to time be assessed interest and/or penalties by federal or state tax jurisdictions, although any such assessments historically have been minimal and immaterial to the Company's financial results. In the event that the Company receives an assessment for interest and/or penalties, it will be classified in the financial statements as Other expenses.

Note 15.  Employee Benefit Plans

401(k) Plan: Union maintains a tax-qualified defined contribution 401(k) plan under which employees may elect to make tax deferred contributions of up to the IRS maximum from their annual salary, which are matched by Union equal to 50% of the first 6% of the compensation contributed. All employees meeting service requirements are eligible to participate in the 401(k) plan. Union may make employer matching and profit-sharing contributions to the 401(k) plan at the discretion of the Board. Company contributions are fully vested after three years of service. The 401(k) plan includes "Safe Harbor" provisions requiring annual nondiscretionary minimum contributions to the 401(k) plan for all eligible participants in an amount equal to 3% of eligible earnings of each eligible participant. Additionally, in 2023 and 2022 a discretionary profit-sharing contribution was made to the 401(k) plan in an amount equal to 3% percent of each employee's eligible earnings, as defined by the 401(k) plan.

The following table summarizes employer contributions for the years ended December 31, 2023 and 2022:

	2023	2022
	(Dollars in thousands)
Employer matching	$315	$323
Profit sharing	369	361
Safe harbor	379	401
Total	$1,063	$1,085

Nonqualified Deferred Compensation Plans: The Company and Union have two nonqualified deferred compensation plans for directors and certain key officers, referred to in this Note as the 2008 Plan and the 2020 Plan. The Company accrued an expense of $7 thousand in 2023 and 2022 under the 2008 Plan. The benefit obligations under the 2008 Plan represent general unsecured obligations of the Company and no assets are segregated for such payments. However, the Company and Union have purchased life insurance contracts on the lives of each participant in order to recoup the funding costs of these benefits. The benefits accrued under the 2008 Plan aggregated $211 thousand and $253 thousand at December 31, 2023 and 2022, respectively, and are included in Accrued interest and other liabilities. The cash surrender value of the life insurance policies purchased to recoup the funding costs under the 2008 Plan aggregated $447 thousand and $433 thousand at December 31, 2023 and 2022, respectively, and are included in Company-owned life insurance in the Company's consolidated balance sheets.

The 2020 Plan, which amended and restated an earlier plan adopted in 2006, provides a means by which participants may elect to defer receipt of current compensation from the Company or its subsidiary in order to provide retirement or other benefits as selected in the individual adoption agreements. Although the Plan did not originally allow for employer contributions, the Board subsequently determined that employer contributions may be appropriate in certain circumstances and accordingly amended and restated the plan effective February 1, 2020 to permit such contributions. Participants may select among designated reference investments consisting of investment funds, with the performance of the participant's account mirroring the selected reference investment. Distributions are made only upon a qualifying distribution event, which may include a separation from service, death, disability or unforeseeable emergency, or upon a date specified in the participant's deferral election form. The 2020 Plan is unfunded, representing general unsecured obligations of the Company of $1.5 million and $1.3 million as of December 31, 2023 and 2022, respectively, and are included in Accrued interest and other liabilities in the consolidated balance sheets, including employer contributions of $30 thousand and $39 thousand accrued as of December 31, 2023 and 2022, respectively.

Note 16.  Stock Based Compensation

The Company's stock-based compensation plan is the Union Bankshares, Inc. 2014 Equity Incentive Plan, as amended in May 2022. Under the 2014 Equity Plan, 150,000 shares of the Company’s common stock are available for equity awards of incentive stock options, nonqualified stock options, restricted stock and RSUs to eligible officers and (except for awards of incentive stock options) nonemployee directors. Shares available for issuance of awards under the 2014 Equity Plan consist of unissued shares of the Company’s common stock and/or shares held in treasury. As of December 31, 2023, the only outstanding grants under the plan consisted of RSUs, as described in the table below.

RSUs. Each RSU represents the right to receive one share of the Company's common stock upon satisfaction of applicable vesting conditions. For each of the awards granted in 2023 and 2022, 50% of the RSUs awarded were in the form of Time-Based RSUs, which vest over three years, approximately one-third per year on the anniversary of the earned date; and 50% of the RSUs awarded were in the form of Performance-Based RSUs, which are subject to both performance and time based vesting conditions, with vesting of awards over two years, approximately one-half per year on the anniversary of the earned date. Prior to vesting, the RSUs do not earn dividends or dividend equivalents, nor do they bear any voting rights.

The following table presents a summary of RSUs from the respective Award Plan Summaries as of December 31, 2023:

	Number of RSUs Granted	Weighted-Average Grant Date Fair Value	Number of Unvested RSUs
2022 Award	15,705	31.99	1,789
2023 Award	19,282	26.90	10,652
Total	34,987		12,441

Unrecognized compensation expense related to the unvested RSUs was $344 thousand and $297 thousand, as of December 31, 2023 and 2022, respectively.
On May 17, 2023, the Company's board of directors, as a component of total director compensation, granted an aggregate of 3,872 RSUs to the Company's non-employee directors. Each RSU represents the right to receive one share of the Company's common stock upon satisfaction of applicable vesting conditions. The RSUs will vest in May 2024, subject to continued board service through the vesting date, other than in the case of the director's death or disability. Prior to vesting, the RSUs do not earn dividends or dividend equivalents, nor do they bear any voting rights. Director compensation expense related to this award is estimated to be $80 thousand of which $47 thousand has been recorded for the year ended December 31, 2023.

Note 17.  Earnings Per Share

The following table presents the reconciliation between the calculation of basic EPS and diluted EPS for the years ended December 31, 2023 and 2022:

	2023	2022
	(Dollars in thousands, except per share data)
Net income	$11,257	$12,615
Weighted average common shares outstanding for basic EPS	4,508,868	4,496,169
Dilutive effect of stock-based awards (1)	28,528	18,055
Weighted-average common and potential common shares for diluted EPS	4,537,396	4,514,224
Earnings per common share:
Basic EPS	$2.50	$2.81
Diluted EPS	$2.48	$2.79
____________________
(1)Dilutive effect of stock based awards represents the effect of vesting of restricted stock units. Unvested awards do not have dividend or dividend equivalent rights.

Note 18.  Financial Instruments With Off-Balance-Sheet Risk

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, standby letters of credit, interest rate caps and floors written on adjustable-rate loans, commitments to participate in or sell loans, commitments to buy or sell securities, guarantees on certain sold loans and risk-sharing commitments on certain sold loans under the MPF program with the FHLB. At December 31, 2023 and 2022, the Company had binding loan commitments to sell residential mortgage loans at fixed rates totaling $2.7 million and $904 thousand, respectively. The fair value adjustment of these commitments is not material to the Company's financial statements.
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

The Company generally requires collateral or other security to support financial instruments with credit risk. The following table shows financial instruments outstanding whose contract amount represents credit risk at December 31:

	Contract or Notional Amount
	2023	2022
	(Dollars in thousands)
Commitments to originate loans	$35,193	$39,217
Unused lines of credit	192,104	185,539
Standby and commercial letters of credit	1,557	1,762
Credit card arrangements	157	241
MPF credit enhancement obligation, net (See Note 19)	744	396
Commitment to purchase investment in a real estate limited partnership	—	3,000
Total	$229,755	$230,155
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
The Company did not hold or issue derivative instruments or hedging instruments during the years ended December 31, 2023 and 2022.

Note 19. Commitments and Contingencies
Contingent Liabilities: The Company sells 1-4 family residential mortgage loans under the MPF program with FHLB (See Note 18). Under this program, the Company shares in the credit risk of each mortgage loan, while receiving fee income in return. The Company is responsible for a Credit Enhancement Obligation based on the credit quality of these loans. FHLB funds a First Loss Account based on the Company's outstanding MPF mortgage loan balances. This creates a laddered approach to sharing in any losses. In the event of default, homeowner's equity and private mortgage insurance, if any, are the first sources of repayment; the FHLB First Loss Account funds are then utilized, followed by the member's Credit Enhancement Obligation, with the balance the responsibility of FHLB. These loans meet specific underwriting standards of the FHLB. The Company had sold $40.2 million and $33.9 million in loans through the MPF program since inception of its participation in the program, with an outstanding principal balance of $14.7 million and $9.1 million as of December 31, 2023 and 2022, respectively.
The volume of loans sold to the MPF program and the corresponding Credit Enhancement Obligation are closely monitored by management. As of December 31, 2023 and 2022, the notional amount of the maximum contingent contractual liability related to this program was $763 thousand and $415 thousand, respectively, of which $19 thousand had been recorded as a reserve through Accrued interest and other liabilities at December 31, 2023 and 2022.
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
Mutual funds: Mutual funds have been valued using unadjusted quoted prices from active markets and therefore have been classified as Level 1.

Assets measured at fair value on a recurring basis at December 31, 2023 and 2022, segregated by fair value hierarchy level, are summarized below:

	Fair Value Measurement
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2023:	(Dollars in thousands)
Investment securities available-for-sale
Debt securities:
U.S. Government-sponsored enterprises	$39,351	$2,645	$36,706	$—
Agency MBS	152,384	—	152,384	—
State and political subdivisions	66,439	—	66,439	—
Corporate	6,209	—	6,209	—
Total debt securities	$264,383	$2,645	$261,738	$—

Other investments:
Mutual funds	$1,500	$1,500	$—	$—

December 31, 2022:	(Dollars in thousands)
Investment securities available-for-sale
Debt securities:
U.S. Government-sponsored enterprises	$39,245	$2,551	$36,694	$—
Agency MBS	164,432	—	164,432	—
State and political subdivisions	40,466	—	40,466	—
Corporate	6,124	—	6,124	—
Total debt securities	$250,267	$2,551	$247,716	$—

Other investments:
Mutual funds	$1,264	$1,264	$—	$—

There were no transfers in or out of Levels 1 and 2 during the years ended December 31, 2023 and 2022, nor were there any Level 3 assets at any time during those periods. Certain other assets and liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Assets and liabilities measured at fair value on a nonrecurring basis in periods after initial recognition, such as collateral dependent individually evaluated loans and MSRs, were not considered material at December 31, 2023 or 2022. The Company has not elected to apply the fair value method to any financial assets or liabilities other than those situations where other accounting pronouncements require fair value measurements.
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

As of the balance sheet dates, the estimated fair values and related carrying amounts of the Company's significant financial instruments were as follows:

	December 31, 2023
	Fair Value Measurement
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$77,666	$77,666	$77,666	$—	$—
Interest bearing deposits in banks	14,690	14,690	—	14,690	—
Investment securities	265,883	265,883	4,145	261,738	—
Loans held for sale	3,070	3,110	—	3,110	—
Loans, net
Residential real estate	414,500	373,594	—	—	373,594
Construction real estate	87,588	85,678	—	—	85,678
Commercial real estate	401,753	373,279	—	—	373,279
Commercial	40,165	37,136	—	—	37,136
Consumer	2,589	2,536	—	—	2,536
Municipal	76,861	74,812	—	—	74,812
Accrued interest receivable	5,409	5,409	—	1,395	4,014
Nonmarketable equity securities	3,199	N/A	N/A	N/A	N/A
Financial liabilities
Deposits
Noninterest bearing	250,992	250,992	250,992	—	—
Interest bearing	765,689	765,689	765,689	—	—
Time	288,922	286,637	—	286,637	—
Borrowed funds
Short-term	10,000	9,990	—	9,990	—
Long-term	55,696	55,914	—	55,914	—
Subordinated notes	16,239	15,302	—	15,302	—
Accrued interest payable	1,666	1,666	—	1,666	—

	December 31, 2022
	Fair Value Measurement
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$37,885	$37,885	$37,885	$—	$—
Interest bearing deposits in banks	16,428	16,428	—	16,428	—
Investment securities	251,531	251,531	3,815	247,716	—
Loans held for sale	1,178	1,202	—	1,202	—
Loans, net
Residential real estate	350,507	319,066	—	—	319,066
Construction real estate	95,723	94,231	—	—	94,231
Commercial real estate	373,990	358,897	—	—	358,897
Commercial	40,729	38,588	—	—	38,588
Consumer	2,197	2,161	—	—	2,161
Municipal	88,008	86,306	—	—	86,306
Accrued interest receivable	4,163	4,163	—	1,014	3,149
Nonmarketable equity securities	2,816	N/A	N/A	N/A	N/A
Financial liabilities
Deposits
Noninterest bearing	286,145	286,145	286,145	—	—
Interest bearing	762,722	762,722	762,722	—	—
Time	153,045	149,166	—	149,166	—
Short-term borrowed funds	50,000	49,997	—	49,997	—
Subordinated notes	16,205	14,037	—	14,037	—
Accrued interest payable	354	354	—	354	—
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
Aggregate loan transactions with related parties for the years ended December 31 were as follows:

	2023	2022
	(Dollars in thousands)
Balance, January 1,	$292	$1,146
New loans and advances on lines	9	1,032
Repayments	(36)	(957)
Other, net	—	(929)
Balance, December 31,	$265	$292
Balance available on lines of credit or loan commitments	$156	$133

There were no loans to related parties that were past due, in nonaccrual status or that had been restructured to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower, or that were considered classified at December 31, 2023 or 2022.
Deposit accounts of related parties were $1.3 million and $1.0 million at December 31, 2023 and 2022, respectively. Union's Wealth Management Group also had invested $77 thousand and $139 thousand in certificates of deposit with Union at December 31, 2023 and 2022, respectively.

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
The Economic Growth, Regulatory Relief and Consumer Protection Act of 2018 directed the federal banking regulators to adopt rules providing for a simplified regulatory capital framework for qualifying community banking organizations. In September 2019, the banking regulators finalized a rule that introduced the community bank leverage ratio (CBLR) framework as an optional simplified measure of capital adequacy for qualifying institutions. Beginning with the March 31, 2020 regulatory capital calculation, a banking organization with a Tier I leverage ratio greater than 9.0%, less than $10 billion in average consolidated assets, and limited amounts of off-balance sheet exposures and trading assets and liabilities may opt into the CBLR framework and will be deemed "well capitalized" and will not be required to report or calculate risk-based capital. A community banking organization that does not meet the requirements for use of the simplified CBLR framework will continue to calculate its regulatory capital ratios under existing guidelines. As of December 31, 2023, the Tier I leverage ratio was 6.51% and 7.62% for the Company and Union, respectively.
The Company and Union's risk-based capital ratios exceeded regulatory guidelines at December 31, 2023 and 2022, and, specifically, Union was "well capitalized" under Prompt Corrective Action provisions for each period. There were no conditions or events known to management that occurred subsequent to December 31, 2023 and prior to the publication of these financial statements that would change the Company's or Union's regulatory capital categorization.
Union's and the Company's regulatory capital amounts and ratios as of the balance sheet dates are presented in the following tables:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of December 31, 2023	Amount	Ratio	Amount	Ratio	Amount	Ratio
Company:	(Dollars in thousands)
Total capital to risk weighted assets	$119,577	13.34%	$71,710	8.00%	N/A	N/A
Tier 1 capital to risk weighted assets	95,539	10.66%	53,774	6.00%	N/A	N/A
Common Equity Tier 1 to risk weighted assets	95,539	10.66%	40,331	4.50%	N/A	N/A
Tier 1 capital to average assets	95,539	6.51%	58,703	4.00%	N/A	N/A

Union:
Total capital to risk weighted assets	$119,652	13.35%	$71,702	8.00%	$89,627	10.00%
Tier 1 capital to risk weighted assets	111,854	12.48%	53,776	6.00%	71,701	8.00%
Common Equity Tier 1 to risk weighted assets	111,854	12.48%	40,332	4.50%	58,257	6.50%
Tier 1 capital to average assets	111,854	7.62%	58,716	4.00%	73,395	5.00%

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
As of December 31, 2022	Amount	Ratio	Amount	Ratio	Amount	Ratio
Company:	(Dollars in thousands)
Total capital to risk weighted assets	$114,959	13.98%	$65,785	8.00%	N/A	N/A
Tier 1 capital to risk weighted assets	90,415	11.00%	49,317	6.00%	N/A	N/A
Common Equity Tier 1 to risk weighted assets	90,415	11.00%	36,988	4.50%	N/A	N/A
Tier 1 capital to average assets	90,415	6.66%	54,303	4.00%	N/A	N/A

Union:
Total capital to risk weighted assets	$114,618	13.95%	$65,731	8.00%	$82,163	10.00%
Tier 1 capital to risk weighted assets	106,279	12.94%	49,279	6.00%	65,706	8.00%
Common Equity Tier 1 to risk weighted assets	106,279	12.94%	36,959	4.50%	53,386	6.50%
Tier 1 capital to average assets	106,279	7.84%	54,224	4.00%	67,780	5.00%

Dividends paid by Union are the primary source of funds available to the Company for payment of dividends to its stockholders. Union is subject to certain requirements imposed by federal banking laws and regulations, which among other things, establish minimum levels of capital and restrict the amount of dividends that may be distributed by Union to the Company.

Note 23.  Treasury Stock

The basis for the carrying value of the Company's treasury stock is the purchase price of the shares at the time of purchase. The Company maintains a limited stock repurchase plan which authorizes the repurchase of up to 2,500 shares of its common stock each calendar quarter in open market purchases or privately negotiated transactions, as management may deem advisable and as market conditions may warrant. The repurchase authorization for a calendar quarter expires at the end of that quarter to the extent it has not been exercised, and is not carried forward into future quarters. The quarterly repurchase program, which was initially adopted in 2010, was most recently reauthorized in December 2023 and will expire on December 31, 2024 unless reauthorized. The Company repurchased 5,700 shares, at a total cost of $129 thousand, under this program during 2023, while 2,650 shares, at a total cost of $79 thousand were repurchased under the program during 2022. Since inception, the Company had repurchased 26,140 shares of its common stock as of December 31, 2023, at prices ranging from $17.86 to $48.82 per share and at a total cost of $682 thousand. The Company also repurchased 30 shares outside of the limited stock repurchase program at a cost of $1 thousand during 2023.
The Company maintains a Dividend Reinvestment and Stock Purchase Plan (DRIP) whereby registered stockholders may elect to reinvest cash dividends and optional cash contributions to purchase additional shares of the Company's common stock. The Company has reserved 200,000 shares of its common stock for issuance and sale under the DRIP. As of December 31, 2023, 10,749 shares of stock had been issued from treasury stock under the DRIP, since inception of the Plan in 2016.

Note 24. Other Comprehensive Income (Loss)

The components of Accumulated OCI, net of tax, at December 31 were:

	2023	2022
	(Dollars in thousands)
Net unrealized loss on investment securities AFS	$(31,955)	$(37,419)

The following table discloses the tax effects allocated to each component of OCI for the years ended:

	December 31, 2023			December 31, 2022
	Before-Tax Amount	Tax Expense	Net-of-Tax Amount	Before-Tax Amount	Tax Benefit/Expense	Net-of-Tax Amount
	(Dollars in thousands)
Investment securities AFS:
Net unrealized holding gains (losses) arising during the year on investment securities AFS	$6,416	$(952)	$5,464	$(45,370)	$9,528	$(35,842)
Reclassification adjustment for net gains on investment securities AFS realized in net income	—	—	—	(31)	6	(25)
Total other comprehensive income (loss)	$6,416	$(952)	$5,464	$(45,401)	$9,534	$(35,867)

The following table discloses information concerning the reclassification adjustments from OCI for the years ended December 31:

Reclassification Adjustment Description	2023	2022	Affected Line Item in Consolidated Statements of Income
	(Dollars in thousands)
Investment securities AFS:
Net gains on investment securities AFS	$—	$(31)	Net gains on sales of investment securities AFS
Tax expense	—	6	Provision for income taxes
Total reclassifications	$—	$(25)	Net income

Note 25. Subsequent Events

Events occurring subsequent to December 31, 2023 have been evaluated as to their potential impact on the consolidated financial statements.
On January 17, 2024, the Company declared a regular quarterly cash dividend of $0.36 per share, payable February 1, 2024 to shareholders of record on January 27, 2024.

Note 26.  Condensed Financial Information (Parent Company Only)

The following condensed financial statements are for Union Bankshares, Inc. (Parent Company Only), and should be read in conjunction with the consolidated financial statements of Union Bankshares, Inc. and Subsidiary.

UNION BANKSHARES, INC. (PARENT COMPANY ONLY)
CONDENSED BALANCE SHEETS
December 31, 2023 and 2022

	2023	2022
	(Dollars in thousands)
ASSETS
Cash	$4	$156
Other investments	98	75
Investment in subsidiary - Union	82,122	71,083
Other assets	519	644
Total assets	$82,743	$71,958
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Subordinated notes	$16,239	$16,205
Accrued interest and other liabilities	697	533
Total liabilities	16,936	16,738
STOCKHOLDERS' EQUITY
Common stock, $2.00 par value; 7,500,000 shares authorized; 4,995,348 shares issued at December 31, 2023 and 4,982,523 shares issued at December 31, 2022	9,991	9,965
Additional paid-in capital	2,621	2,225
Retained earnings	89,472	84,669
Treasury stock at cost; 476,500 shares at December 31, 2023 and 473,936 shares at December 31, 2022	(4,322)	(4,220)
Accumulated other comprehensive loss	(31,955)	(37,419)
Total stockholders' equity	65,807	55,220
Total liabilities and stockholders' equity	$82,743	$71,958
The investment in subsidiary is carried under the equity method of accounting. The investment in subsidiary and cash, which is on deposit with Union, have been eliminated in consolidation.

UNION BANKSHARES, INC. (PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF INCOME
Years Ended December 31, 2023 and 2022

	2023	2022
Revenues	(Dollars in thousands)
Dividends - bank subsidiary - Union	$7,100	$6,850
Other income	17	20
Total revenues	7,117	6,870
Expenses
Interest on subordinated notes	570	569
Administrative and other	558	544
Total expenses	1,128	1,113
Income before applicable income tax benefit and equity in undistributed net income of subsidiary	5,989	5,757
Applicable income tax benefit	(234)	(233)
Income before equity in undistributed net income of subsidiary	6,223	5,990
Equity in undistributed net income - Union	5,034	6,625
Net income	$11,257	$12,615

UNION BANKSHARES, INC. (PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2023 and 2022

	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES	(Dollars in thousands)
Net income	$11,257	$12,615
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of Union	(5,034)	(6,625)
Net (gains) losses on other investments	(11)	10
Amortization of debt issuance costs	34	34
Decrease in other assets	125	193
Increase (decrease) in other liabilities	34	(86)
Net cash provided by operating activities	6,405	6,141
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of other investments	(12)	(12)
Net cash used in investing activities	(12)	(12)
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(6,415)	(6,236)
Purchase of treasury stock	(130)	(79)
Net cash used in financing activities	(6,545)	(6,315)
Net decrease in cash	(152)	(186)
Cash, beginning of year	156	342
Cash, end of year	$4	$156
Supplemental Disclosures of Cash Flow Information
Interest paid	$569	$578
Dividends paid on Common Stock:
Dividends declared	$6,491	$6,296
Dividends reinvested	(76)	(60)
	$6,415	$6,236

Note 27.  Quarterly Financial Data (Unaudited)

A summary of consolidated financial data for each of the four quarters of 2023 and 2022 is presented below:

	Quarters in 2023 Ended
	March 31,	June 30,	Sept. 30,	Dec 31,
	(Dollars in thousands, except per share data)
Interest and dividend income	$13,044	$13,803	$14,847	$15,416
Interest expense	3,069	4,185	5,699	6,314
Net interest income	9,975	9,618	9,148	9,102
Credit loss expense (benefit)	74	(96)	(139)	(338)
Noninterest income	2,285	2,483	2,467	2,669
Noninterest expenses	8,750	9,063	8,926	8,630
Net income	2,977	2,699	2,532	3,049
Basic earnings per common share	$0.66	$0.60	$0.56	$0.68
Diluted earnings per common share	$0.66	$0.60	$0.55	$0.67

	Quarters in 2022 Ended
	March 31,	June 30,	Sept. 30,	Dec 31,
	(Dollars in thousands, except per share data)
Interest and dividend income	$9,726	$10,404	$11,463	$12,355
Interest expense	763	733	1,023	2,005
Net interest income	8,963	9,671	10,440	10,350
Noninterest income	2,230	2,279	2,540	2,404
Noninterest expenses	8,289	8,409	8,439	8,493
Net income	2,482	2,931	3,758	3,444
Basic earnings per common share	$0.55	$0.65	$0.84	$0.77
Diluted earnings per common share	$0.55	$0.65	$0.83	$0.76

Note 28. Other Noninterest Income and Other Noninterest Expenses

There are no components of other noninterest income that were in excess of one percent of total revenues for the years ended December 31, 2023 and 2022. The components of other noninterest expenses which are in excess of one percent of total revenues for the years ended December 31, 2023 and 2022 were as follows:

	2023	2022
Expenses	(Dollars in thousands)
Vermont franchise tax	$1,130	$1,087
Professional fees	1,016	877
ATM network and debit card expense	908	979
FDIC insurance assessment	998	622
Advertising and public relations	659	617
Other expenses	5,289	4,730
Total other expenses	$10,000	$8,912

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Union Bankshares, Inc. and Subsidiary

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Union Bankshares, Inc. and Subsidiary (the Company) as of December 31, 2023 and 2022, and the related consolidated statements of income, comprehensive income (loss), changes in stockholders' equity, and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2023 and 2022, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with U.S. generally accepted auditing standards, the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 25, 2024, expressed an unmodified opinion.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for the recognition and measurement of credit losses as of January 1, 2023 due to the adoption of Financial Accounting Standards Board Accounting Standards Codification Topic 326, Financial Instruments – Credit Losses.

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

Allowance for Credit Losses on Loans and Off-Balance Sheet Credit Exposures

As described in Notes 1, 6 and 7 to the Company's consolidated financial statements, the Company has a gross loan portfolio of $1.02 billion, related allowance for credit losses on loans of $6.6 million and an allowance for credit losses on off-balance sheet credit exposures of $1.2 million as of December 31, 2023. The Company's allowance for credit losses on loans and off-balance sheet credit exposures are material and complex estimates requiring significant management judgment in the evaluation of the credit quality and the estimation of inherent losses within the loan portfolio and off-balance sheet credit exposures.

The allowance for credit losses on loans represents the Company’s estimate of expected credit losses over the expected life of the loans at the balance sheet date. The allowance for credit losses on loans is comprised of reserves measured on a collective (pool) basis based on a lifetime loss-rate model when similar risk characteristics exist. Loans that do not share risk characteristics are evaluated on an individual basis.

For reserves measured on a collective (pool) basis, the Company uses the discounted cash flow method to estimate expected credit losses for all loan pools. For each of the loan segments, the Company generates cash flow projections at the instrument level wherein payment expectations are adjusted for estimated prepayment speed, curtailments, time to recovery, and loss rates. The modeling of expected prepayment speeds, curtailment rates, and time to recovery are based on historical benchmark data. The Company uses regression analysis of historical internal and peer data to determine suitable loss drivers to utilize when modeling lifetime loss rates. The Company also incorporates a reasonable and supportable forecast period, which reverts back to a historical loss rate. The combination of adjustments for credit expectations (default and loss) and timing expectations (prepayment, curtailment, and time to recovery) produces an expected cash flow stream at the instrument level that represents the sum of expected losses to determine the estimated allowance for credit losses on loans. The allowance for credit losses on loans evaluation also considers various qualitative factors, including changes in policy and/or underwriting standards, actual or expected changes in economic trends and conditions, changes in the nature and volume of the portfolio, changes in credit and lending staff/administration, problem loan trends, credit risk concentrations, loan review results, changes in the value of underlying collateral for loans, and changes in the regulatory and business environment.

The allowance for credit losses on off-balance sheet credit exposures represents the estimate of probable credit losses inherent in unfunded commitments to extend credit as of the balance sheet date. Unfunded commitments to extend credit include unused portions of lines of credit, commitments to originate loans and standby and commercial letters of credit. The process used to determine the allowance for credit losses for these exposures is consistent with the process for determining the allowance for credit losses on loans, as adjusted for estimated funding probabilities.

Board of Directors and Stockholders
Union Bankshares, Inc. and Subsidiary

Changes in these judgments and assumptions could have a material effect on the Company’s financial results. Auditing these complex judgments and assumptions involves especially challenging auditor judgment due to the nature and extent of audit evidence and effort required to address these matters, including the extent of specialized skill or knowledge needed. The primary procedures we performed to address this critical audit matter included:

•Testing the design of controls relating to management's review of loans, assignment of risk ratings,and consistency of application of accounting policies.
•Evaluating the reasonableness of judgments, assumptions, and sources of data used by management in forming its expected cash flow streams by analyzing data used in developing the judgments and assumptions, including assessment of whether there were additional sources of data relevant to the loan portfolio not used by management.
•Comparing the judgments and assumptions documented by management to the allowance for credit loss model for consistency.
•Evaluating the appropriateness of inputs and factors that the Company used in forming the qualitative loss factors and assessing whether such inputs and factors were relevant, reliable, and reasonable for the purpose used.
•Evaluating the appropriateness of estimated funding probabilities used in the calculation of the allowance for credit losses on off-balance sheet credit exposures.
•Evaluating the appropriateness of the Company's loan risk rating policy and testing the consistency of its application.
•Evaluating the appropriateness of specific reserves for individually evaluated loans.
•Verifying the mathematical accuracy and computation of the allowance for credit losses on loans and off-balance sheet credit exposures by re-performing or independently calculating significant elements of the allowance for credit losses on loans and off-balance sheet credit exposures based on relevant source documents.

Berry Dunn McNeil & Parker, LLC

We have served as the Company's auditor since 2009.

Manchester, New Hampshire
March 25, 2024

Vermont Registration No. 92-0000278
PCAOB registration No. 136

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and Chief Financial Officer, with the assistance of the Disclosure Control Committee, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2023. Based on this evaluation they concluded that those disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files with the Commission is accumulated and communicated to the Company's management, including its principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required information.
Management's Report on Internal Control Over Financial Reporting. The Company's management is responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in the Securities Exchange Act Rule 13a-15(f). The Company's management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based on the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on the evaluation, the Company's management concluded that the Company's internal control over financial reporting was effective as of December 31, 2023.
Berry Dunn McNeil & Parker, LLC, an independent registered public accounting firm, which has audited and reported on the consolidated financial statements contained in this Annual Report on Form 10-K, has issued its written audit report on the Company's internal control over financial reporting. This report can be found on page 93.
There were no changes in the Company's internal controls over financial reporting during the fourth quarter of 2023 that have materially affected, or that are reasonably likely to materially affect, the Company's internal controls over financial reporting. While the Company believes that its existing disclosure controls and procedures have been effective to accomplish these objectives, the Company intends to continue to examine, refine and formalize its disclosure controls and procedures and to monitor ongoing developments in this area.

Item 9B. Other Information
None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10.  Directors, Executive Officers and Corporate Governance
The following information from the Company's Proxy Statement for the 2024 Annual Meeting of Shareholders is hereby incorporated by reference:
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
Information regarding the Company's Insider Trading Policy under the caption "PROPOSAL I: TO ELECT DIRECTORS - Board Committees and Corporate Governance - Insider Trading Policy."

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

Item 11. Executive Compensation
The following information from the Company's Proxy Statement for the 2024 Annual Meeting of Shareholders is hereby incorporated by reference:
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
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following information from the Company's Proxy Statement for the 2024 Annual Meeting of Shareholders is hereby incorporated by reference:
Information regarding the share ownership of management and principal shareholders under the caption “SHARE OWNERSHIP INFORMATION - Share Ownership of Management and Principal Holders.”
The following table summarizes certain information regarding securities available for issuance under the Company's equity compensation plan as of December 31, 2023:
Equity Compensation Plan Information as of December 31, 2023:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a) (1)	(b) (2)	(c) (3)

Equity compensation plans approved by security holders	16,313	$—	69,135
Equity compensation plans not approved by security holders	—	—	—

Total	16,313	$—	69,135
____________________
(1)Represents shares issuable upon vesting of outstanding restricted stock units (“RSUs”) granted under the 2014 Equity Plan, as amended, for which performance conditions have been satisfied but which are also subject to time-based vesting conditions.
(2)There were no outstanding stock options; RSUs not included as they do not include an exercise price.
(3)All of such shares are available for issuance pursuant to future awards under the 2014 Equity Plan, as amended, prior to the Plan's termination date of May 19, 2024.

Item 13. Certain Relationships and Related Party Transactions, and Director Independence
The following information from the Company's Proxy Statement for the 2024 Annual Meeting of Shareholders is hereby incorporated by reference:
Information regarding transactions with management and directors under the caption “PROPOSAL I: TO ELECT DIRECTORS - Transactions with Management and Directors.”
Information regarding Director independence under the caption "PROPOSAL I: TO ELECT DIRECTORS - Director Independence."

Item 14. Principal Accountant Fees and Services
The following information from the Company's Proxy Statement for the 2024 Annual Meeting of Shareholders is hereby incorporated by reference:
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
PART IV
Item 15. Exhibits, Financial Statement Schedules
(a)Documents Filed as Part of this Report:
(1)The following consolidated financial statements are included:
1)Consolidated Balance Sheets at December 31, 2023 and 2022
2)Consolidated Statements of Income for the years ended December 31, 2023 and 2022
3)Consolidated Statements of Comprehensive Income for the years ended December 31, 2023 and 2022
4)Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2023 and 2022
5)Consolidated Statements of Cash Flows for the years ended December 31, 2023 and 2022
6)Notes to the Consolidated Financial Statements
7)Report of Independent Registered Public Accounting Firm
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

4.3	Form of 3.25% Fixed-to-Floating Rate Subordinated Debentures Due 2031 (Accredited Investors), previously filed with the Commission on August 27,2021 as Exhibit 4.2 to Form 8-K and incorporated herein by reference.
10.1	2008 Amended and Restated Nonqualified Deferred Compensation Plan of Union Bankshares, previously filed with the Commission as Exhibit 10.3 to the Company's 2008 Form 10-K and incorporated herein by reference.*
10.2	2020 Amended and Restated Executive Nonqualified Excess Plan of Union Bankshares Inc. and Subsidiary, previously filed with the Commission as Exhibit 10.2 to the Company's 2020 Form 10-K and incorporated herein by reference.*
10.3	First Amendment to the Union Bankshares, Inc. Executive Nonqualified Excess Plan, previously filed with the Commission as Exhibit 10.5 to the Company's 2008 Form 10-K and incorporated herein by reference.*
10.4	Short Term Incentive Performance Plan, previously filed with the Commission on February 9, 2012 as Exhibit 10.1 to Form 8-K and incorporated herein by reference.*
10.5	Union Bankshares, Inc. 2014 Equity Incentive Plan, as amended, previously filed with the Commission on April 12, 2022 at pages A-1 through A-20 of the definitive proxy statement for the 2022 Annual Meeting of Union’s Shareholders, and incorporated herein by reference.*
10.6	Amended and Restated Change in Control Agreement dated August 18, 2021, between Union Bank and David S. Silverman, and joined in by the Company, previously filed with the Commission on August 24, 2021 as Exhibit 10.1 to Form 8-K and incorporated herein by reference.*
10.7	Form of Amended and Restated Change in Control Agreement dated August 18, 2021, between Union Bank and Karyn J. Hale, and joined in by the Company, previously filed with the Commission on August 24, 2021 as Exhibit 10.2 to Form 8-K and incorporated herein by reference.*
10.8	Form of Change in Control Agreement dated August 18, 2021, between Union Bank and each of four senior managers of Union Bank, and joined in by the Company, previously filed with the Commission on August 24, 2021 as Exhibit 10.3 to Form 8-K and incorporated herein by reference.*
10.9	Form of Restricted Stock Unit Award Certificate under the Company's 2014 Equity Incentive Plan, previously filed with the Commission as Exhibit 10.12 to the Company's 2020 Form 10-K and incorporated herein by reference.*
10.10	Supplemental Executive Retirement Agreement dated March 1, 2020 between David S. Silverman and Union Bank, previously filed with the Commission as Exhibit 10.13 to the Company's 2020 Form 10-K and incorporated herein by reference.*
10.11	Form of Subordinated Note Purchase Agreement dated as of August 26, 2021 between the Company and the several Note Purchasers, previously filed with the Commission on August 27, 2021 as Exhibit 10.1 to Form 8-K and incorporated herein by reference.
19.1	Union Bankshares, Inc. Insider Trading Policy.
21.1	Subsidiaries of the Company.
23.1	Consent of Berry Dunn McNeil & Parker, LLC.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
97	Union Bankshares, Inc. Clawback Policy.
101
The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2023 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the audited consolidated balance sheets, (ii) the audited consolidated statements of income for the years ended December 31, 2023 and 2022, (iii) the audited consolidated statements of comprehensive income, (iv) the audited consolidated statements of changes in stockholders' equity, (v) the audited consolidated statements of cash flows and (vi) related notes.

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

(c)Not applicable.

Item 16. Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, as of March 25, 2024.
 Union Bankshares, Inc.

By:	/s/ David S. Silverman	By:	/s/ Karyn J. Hale
	David S. Silverman		Karyn J. Hale
	Chief Executive Officer and President		Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 25, 2024.

Name	Title
/s/ David S. Silverman	Director, Chief Executive Officer and President
David S. Silverman	(Principal Executive Officer)

/s/ Karyn J. Hale	Chief Financial Officer
Karyn J. Hale	(Principal Financial/Accounting Officer)

/s/ Cornelius J. Van Dyke	Director, Chairman of the Board
Cornelius J. Van Dyke

/s/ Timothy W. Sargent	Director, Vice Chairman of the Board
Timothy W. Sargent

/s/ Joel S. Bourassa	Director
Joel S. Bourassa

/s/ Dawn D. Bugbee	Director
Dawn D. Bugbee

/s/ Mary K. Parent	Director
Mary K. Parent

/s/ Nancy C. Putnam	Director
Nancy C. Putnam

/s/ Gregory D. Sargent	Director
Gregory D. Sargent

/s/ Janet P. Spitler	Director
Janet P. Spitler

EXHIBIT INDEX *

19.1	Union Bankshares, Inc. Insider Trading Policy.

21.1	Subsidiaries of the Company.

23.1	Consent of Berry Dunn McNeil & Parker, LLC.

31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

97	Union Bankshares, Inc. Clawback Policy.

101
The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2023 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the audited consolidated balance sheets, (ii) the audited consolidated statements of income for the years ended December 31, 2023 and 2022, (iii) the audited consolidated statements of comprehensive income, (iv) the audited consolidated statements of changes in stockholders' equity, (v) the audited consolidated statements of cash flows and (vi) related notes.

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