Form 10-Q
period 2024-03-31
UNION BANKSHARES INC
filed 2024-05-14
CIK 706863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2024

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐      No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of April 26, 2024.

Common Stock, $2 par value	4,519,390	shares

UNION BANKSHARES, INC.
TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	March 31, 2024	December 31, 2023
	(Unaudited)
Assets	(Dollars in thousands)
Cash and due from banks	$4,123	$4,429
Federal funds sold and overnight deposits	18,536	73,237
Cash and cash equivalents	22,659	77,666
Interest bearing deposits in banks	14,441	14,690
Investment securities available-for-sale	257,650	264,383
Other investments	1,631	1,500
Total investments	259,281	265,883
Loans held for sale	3,415	3,070
Loans	1,034,169	1,028,270
Allowance for credit losses on loans	(6,645)	(6,566)
Net deferred loan costs	1,807	1,752
Net loans	1,029,331	1,023,456
Premises and equipment, net	20,738	20,771
Other assets	67,732	63,343
Total assets	$1,417,597	$1,468,879
Liabilities and Stockholders’ Equity
Liabilities
Deposits
Noninterest bearing	$222,128	$250,992
Interest bearing	649,898	765,689
Time	299,618	288,922
Total deposits	1,171,644	1,305,603
Borrowed funds	150,696	65,696
Subordinated notes	16,247	16,239
Accrued interest and other liabilities	15,190	15,534
Total liabilities	1,353,777	1,403,072
Commitments and Contingencies
Stockholders’ Equity
Common stock, $2.00 par value; 7,500,000 shares authorized; 4,995,348 shares issued at March 31, 2024 and December 31, 2023	9,991	9,991
Additional paid-in capital	2,778	2,621
Retained earnings	90,262	89,472
Treasury stock at cost; 475,960 shares at March 31, 2024 and 476,500 shares at December 31, 2023	(4,317)	(4,322)
Accumulated other comprehensive loss	(34,894)	(31,955)
Total stockholders' equity	63,820	65,807
Total liabilities and stockholders' equity	$1,417,597	$1,468,879

See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 1

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended March 31,
	2024	2023
Interest and dividend income	(Dollars in thousands, except per share data)
Interest and fees on loans	$13,372	$11,205
Interest on debt securities:
Taxable	1,093	1,174
Tax exempt	518	413
Dividends	80	41
Interest on federal funds sold and overnight deposits	443	104
Interest on interest bearing deposits in banks	115	107
Total interest and dividend income	15,621	13,044
Interest expense
Interest on deposits	5,239	2,443
Interest on borrowed funds	1,231	484
Interest on subordinated notes	143	142
Total interest expense	6,613	3,069
Net interest income	9,008	9,975
Credit loss (benefit) expense, net	(230)	74
Net interest income after credit loss (benefit) expense	9,238	9,901
Noninterest income
Wealth management income	255	211
Service fees	1,662	1,694
Net gains on sales of loans held for sale	287	194
Net gains on other investments	95	46
Other income	268	140
Total noninterest income	2,567	2,285
Noninterest expenses
Salaries and wages	3,553	3,502
Employee benefits	1,489	1,377
Occupancy expense, net	569	578
Equipment expense	943	897
Other expenses	2,669	2,396
Total noninterest expenses	9,223	8,750
Income before provision for income taxes	2,582	3,436
Provision for income taxes	165	459
Net income	$2,417	$2,977
Basic earnings per common share	$0.53	$0.66
Diluted earnings per common share	$0.53	$0.66
Weighted average number of common shares outstanding	4,519,209	4,509,099
Weighted average common and potential common shares for diluted EPS	4,537,181	4,537,627
Dividends per common share	$0.36	$0.36

See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 2

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (Unaudited)

	Three Months Ended March 31,
	2024	2023
	(Dollars in thousands)
Net income	$2,417	$2,977
Other comprehensive (loss) income, net of tax:
Investment securities available-for-sale:
Net unrealized holding (losses) gains arising during the period on investment securities available-for-sale	(2,939)	3,905
Total other comprehensive (loss) income	(2,939)	3,905
Total comprehensive (loss) income	$(522)	$6,882

See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 3

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)

	Three Month Periods Ended March 31, 2024 and 2023
	Common Stock					Accumulated other comprehensive loss
	Shares, net of treasury	Amount	Additional paid-in capital	Retained earnings	Treasury stock		Total stockholders’ equity
	(Dollars in thousands, except per share data)
Balances, December 31, 2023	4,518,848	$9,991	$2,621	$89,472	$(4,322)	$(31,955)	$65,807
Net income	—	—	—	2,417	—	—	2,417
Other comprehensive loss	—	—	—	—	—	(2,939)	(2,939)
Dividend reinvestment plan	540	—	11	—	5	—	16
Cash dividends declared ($0.36 per share)	—	—	—	(1,627)	—	—	(1,627)
Stock based compensation expense	—	—	146	—	—	—	146
Balances, March 31, 2024	4,519,388	$9,991	$2,778	$90,262	$(4,317)	$(34,894)	$63,820

Balances, December 31, 2022	4,508,587	$9,965	$2,225	$84,669	$(4,220)	$(37,419)	$55,220
Impact of adoption of ASU No. 2016-13	—	—	—	37	—	—	37
Net income	—	—	—	2,977	—	—	2,977
Other comprehensive income	—	—	—	—	—	3,905	3,905
Dividend reinvestment plan	893	—	15	—	8	—	23
Cash dividends declared ($0.36 per share)	—	—	—	(1,623)	—	—	(1,623)
Stock based compensation expense	—	—	113	—	—	—	113
Purchase of treasury stock	(2,530)	—	—	—	(60)	—	(60)
Balances, March 31, 2023	4,506,950	$9,965	$2,353	$86,060	$(4,272)	$(33,514)	$60,592
See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 4

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash Flows From Operating Activities	(Dollars in thousands)
Net income	$2,417	$2,977
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	418	408
Credit loss (benefit) expense	(230)	74
Deferred income tax provision	11	32
Net amortization of premiums on investment securities	132	128
Equity in losses of limited partnerships	412	331
Stock based compensation expense	146	113
Net increase in unamortized loan costs	(55)	(22)
Proceeds from sales of loans held for sale	21,996	11,946
Origination of loans held for sale	(22,054)	(13,423)
Net gains on sales of loans held for sale	(287)	(194)
Net gains on disposals of premises and equipment	(19)	(1)
Net gains on other investments	(95)	(46)
Increase in accrued interest receivable	(257)	(15)
Amortization of debt issuance costs	8	8
(Increase) decrease in other assets	(1,250)	86
Increase (decrease) in other liabilities	568	(318)
Net cash provided by operating activities	1,861	2,084
Cash Flows From Investing Activities
Interest bearing deposits in banks
Proceeds from maturities and redemptions	2,241	996
Purchases	(1,992)	(996)
Investment securities available-for-sale
Proceeds from maturities, calls and paydowns	4,133	4,062
Purchases	(1,299)	(24,923)
Net purchases of other investments	(36)	(40)
Net (increase) decrease in nonmarketable stock	(2,477)	135
Net increase in loans	(5,899)	(14,252)
Recoveries of loans charged off	1	—
Net purchases of premises and equipment	(385)	(200)
Investments in limited partnerships	(604)	(460)
Proceeds from sales of premises and equipment	19	16
Net cash used in investing activities	(6,298)	(35,662)

Union Bankshares, Inc. Page 5

	Three Months Ended March 31,
	2024	2023

Cash Flows From Financing Activities	(Dollars in thousands)
Advances on long-term borrowings	85,000	106
Repayment of long-term borrowings	(25,000)	—
Net increase (decrease) in short-term borrowings outstanding	25,000	(5,000)
Net decrease in noninterest bearing deposits	(28,864)	(23,657)
Net decrease in interest bearing deposits	(115,791)	(53,321)
Net increase in time deposits	10,696	101,044
Purchase of treasury stock	—	(60)
Dividends paid	(1,611)	(1,600)
Net cash (used) provided by financing activities	(50,570)	17,512
Net decrease in cash and cash equivalents	(55,007)	(16,066)
Cash and cash equivalents
Beginning of period	77,666	37,885
End of period	$22,659	$21,819
Supplemental Disclosures of Cash Flow Information
Interest paid	$6,301	$3,028

Supplemental Schedule of Noncash Investing Activities
Right-of-use operating lease assets obtained in exchange for operating lease liabilities	$—	$350

Dividends paid on Common Stock:
Dividends declared	$1,627	$1,623
Dividends reinvested	(16)	(23)
	$1,611	$1,600

See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 6

UNION BANKSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
Note 1.    Basis of Presentation
The accompanying unaudited interim consolidated financial statements of Union Bankshares, Inc. and Subsidiary (together, the Company) as of March 31, 2024, and for the three months ended March 31, 2024 and 2023, have been prepared in conformity with GAAP for interim financial information, general practices within the banking industry, and the accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (2023 Annual Report). The Company's sole subsidiary is Union Bank. In the opinion of the Company’s management, all adjustments, consisting only of normal recurring adjustments and disclosures necessary for a fair presentation of the information contained herein, have been made. This information should be read in conjunction with the Company’s 2023 Annual Report. The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2024, or any future interim period.
The Company is a “smaller reporting company” and as permitted under the rules and regulations of the SEC, has elected to provide its consolidated statements of income, comprehensive income, cash flows and changes in stockholders’ equity for a two year, rather than three year, period. The Company has also elected to provide certain other scaled disclosures in this report, as permitted for smaller reporting companies. Certain amounts in the 2023 consolidated financial statements have been reclassified to conform to the current year presentation.
In addition to the definitions set forth elsewhere in this report, the acronyms, abbreviations and capitalized terms identified below are used throughout this Form 10-Q, including Part I. "Financial Information" and Part II. "Other Information". The following is provided to aid the reader and provide a reference page when reviewing this Form 10-Q.

ACL:	Allowance for credit losses	HTM:	Held-to-maturity
AFS:	Available-for-sale	HUD:	U.S. Department of Housing and Urban Development
ASC:	Accounting Standards Codification	ICS:	Insured Cash Sweeps of IntraFi
ASU:	Accounting Standards Update	IntraFi:	IntraFi Network LLC
Board:	Board of Directors	MBS:	Mortgage-backed security
bp or bps:	Basis point(s)	MSRs:	Mortgage servicing rights
BTFP:	Bank Term Funding Program of the FRB	OAO:	Other assets owned
CDARS:	Certificate of Deposit Accounts Registry Service of IntraFi	OCI:	Other comprehensive income (loss)
Company:	Union Bankshares, Inc. and Subsidiary	OREO:	Other real estate owned
CECL:	Current expected credit losses	RD:	USDA Rural Development
DCF:	Discounted cash flow	RSU:	Restricted stock unit
DRIP:	Dividend Reinvestment Plan	SBA:	U.S. Small Business Administration
FASB:	Financial Accounting Standards Board	SEC:	U.S. Securities and Exchange Commission
FDIC:	Federal Deposit Insurance Corporation	TDR:	Troubled-debt restructuring
FHA:	U.S. Federal Housing Administration	Union:	Union Bank, the sole subsidiary of Union Bankshares, Inc
FHLB:	Federal Home Loan Bank of Boston	USDA:	U.S. Department of Agriculture
FRB:	Federal Reserve Board	VA:	U.S. Veterans Administration
FHLMC/Freddie Mac:	Federal Home Loan Mortgage Corporation	2014 Equity Plan:	2014 Equity Incentive Plan, as amended
GAAP:	Generally Accepted Accounting Principles in the United States	2023 Annual Report:	Annual Report on Form 10-K for the year ended December 31, 2023

Note 2. Legal Contingencies
In the normal course of business, the Company is involved in various legal and other proceedings. In the opinion of management, any liability resulting from such proceedings is not expected to have a material adverse effect on the Company’s consolidated financial condition or results of operations.

Union Bankshares, Inc. Page 7

Note 3. Per Share Information
The following table presents the reconciliation between the calculation of basic EPS and diluted EPS for the three months ended March 31, 2024 and 2023:

	For the Three Months Ended March 31,
	2024	2023
	(Dollars in thousands, except per share data)
Net income	$2,417	$2,977
Weighted average common shares outstanding for basic EPS	4,519,209	4,509,099
Dilutive effect of stock-based awards (1)	17,972	28,528
Weighted average common and potential common shares for diluted EPS	4,537,181	4,537,627
Earnings per common share:
Basic EPS	$0.53	$0.66
Diluted EPS	$0.53	$0.66
____________________
(1)Dilutive effect of stock based awards represents the effect of assumed vesting of all outstanding equity compensation awards, which currently consist solely of restricted stock units to be settled in common stock. Unvested awards do not have dividend or dividend equivalent rights.

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

In March 2023, the FASB issued ASU No. 2023-02, Investments-Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method. ASU No. 2014-01, Investments-Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects, previously introduced the option to apply the proportional amortization method to account for investments made primarily for the purpose of receiving income tax credits and other income tax benefits when certain requirements are met; however, this guidance limited the proportional amortization method to investments in low-income-housing tax credit (LIHTC) structures. The proportional amortization method results in the cost of the investment being amortized in proportion to the income tax credits and other income tax benefits received, with the amortization of the investment and the income tax credits being presented net in the income statement as a component of income tax expense (benefit). Equity investments in other tax credit structures are typically accounted for using the equity method, which results in investment income, gains and losses, and tax credits being presented gross on the income statement in their respective line items. The amendments in this update permit reporting entities to elect to account for their tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method if certain conditions are met. The amendments in this update are effective for the Company for fiscal years beginning after December 31, 2023, including interim periods within those fiscal years. The Company adopted this ASU as of January 1, 2024 and it did not have a material impact on the Company's consolidated financial statements.

Union Bankshares, Inc. Page 8

Note 5. Investment Securities
Debt securities AFS as of the balance sheet dates consisted of the following:

March 31, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. Government-sponsored enterprises	$43,822	$—	$(5,036)	$38,786
Agency mortgage-backed	179,231	23	(32,403)	146,851
State and political subdivisions	73,454	299	(7,444)	66,309
Corporate	5,861	—	(157)	5,704
Total	$302,368	$322	$(45,040)	$257,650

December 31, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. Government-sponsored enterprises	$44,153	$—	$(4,802)	$39,351
Agency mortgage-backed	182,568	88	(30,272)	152,384
State and political subdivisions	72,254	395	(6,210)	66,439
Corporate	6,358	—	(149)	6,209
Total	$305,333	$483	$(41,433)	$264,383
There were no investment securities HTM at March 31, 2024 or December 31, 2023. Investment securities AFS with fair value of $883 thousand and $926 thousand were pledged as collateral for public unit deposits or for other purposes as required or permitted by law at March 31, 2024 and December 31, 2023, respectively. Investment securities AFS pledged as collateral for the Discount Window and BTFP borrowings at the FRB consisted of U.S. government-sponsored enterprises and Agency MBS with a fair value of $39.8 million and $8.9 million at March 31, 2024 and December 31, 2023, respectively. The Company began utilizing BTFP as a source of liquidity during 2023. The BTFP ceased making new loans in March 2024.

The amortized cost and estimated fair value of debt securities by contractual scheduled maturity as of March 31, 2024 were as follows:

	Amortized Cost	Fair Value
Available-for-sale	(Dollars in thousands)
Due in one year or less	$1,012	$999
Due from one to five years	30,979	28,309
Due from five to ten years	19,509	17,566
Due after ten years	71,637	63,925
	123,137	110,799
Agency mortgage-backed	179,231	146,851
Total debt securities available-for-sale	$302,368	$257,650

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

Union Bankshares, Inc. Page 9

Information pertaining to all AFS debt securities with gross unrealized losses, for which an ACL has not been recorded, as of the balance sheet dates, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

March 31, 2024	Less Than 12 Months			12 Months and over			Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
		(Dollars in thousands)
U.S. Government- sponsored enterprises	2	$2,787	$(6)	32	$35,999	$(5,030)	34	$38,786	$(5,036)
Agency mortgage-backed	—	—	—	93	141,926	(32,403)	93	141,926	(32,403)
State and political subdivisions	9	8,205	(160)	72	52,887	(7,284)	81	61,092	(7,444)
Corporate	—	—	—	11	5,204	(157)	11	5,204	(157)
Total	11	$10,992	$(166)	208	$236,016	$(44,874)	219	$247,008	$(45,040)

December 31, 2023	Less Than 12 Months			12 Months and over			Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
		(Dollars in thousands)
U.S. Government- sponsored enterprises	2	$2,891	$(4)	32	$36,460	$(4,798)	34	$39,351	$(4,802)
Agency mortgage-backed	—	—	—	93	147,260	(30,272)	93	147,260	(30,272)
State and political subdivisions	10	14,532	(276)	65	40,720	(5,934)	75	55,252	(6,210)
Corporate	—	—	—	13	6,209	(149)	13	6,209	(149)
Total	12	$17,423	$(280)	203	$230,649	$(41,153)	215	$248,072	$(41,433)

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

No ACL for AFS debt securities was recorded at March 31, 2024 or December 31, 2023. Accrued interest receivable on AFS debt securities totaled $1.1 million and $1.4 million at March 31, 2024 and December 31, 2023, respectively, and is excluded from the estimate of credit losses.

There were no sales of investment securities AFS for the three months ended March 31, 2024 and 2023.

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

Union Bankshares, Inc. Page 10

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
The composition of Net loans as of the balance sheet dates, by regulatory call report code segmentation based on underlying collateral or purpose for certain loan types, was as follows:

	March 31, 2024	December 31, 2023
Residential real estate	(Dollars in thousands)
Non-revolving residential real estate	$402,552	$397,409
Revolving residential real estate	19,489	18,902
Construction real estate
Commercial construction real estate	36,604	36,973
Residential construction real estate	50,806	51,662
Commercial real estate
Non-residential commercial real estate	294,853	298,148
Multi-family residential real estate	104,461	105,344
Commercial	40,672	40,448
Consumer	2,360	2,589
Municipal	82,372	76,795
Gross loans	1,034,169	1,028,270
ACL on loans	(6,645)	(6,566)
Net deferred loan costs	1,807	1,752
Net loans	$1,029,331	$1,023,456
Qualifying residential first mortgage loans and certain commercial real estate loans with an aggregate carrying value of $326.9 million and $343.7 million were pledged as collateral for borrowings from the FHLB under a blanket lien at March 31, 2024 and December 31, 2023, respectively.
Accrued interest receivable on loans totaled $4.6 million and $4.0 million at March 31, 2024 and December 31, 2023, respectively, and is excluded from the estimate of credit losses described in Note 7.

Note 7.  Allowance for Credit Losses on Loans and Off-Balance Sheet Credit Exposures
The level of the ACL on loans represents management's estimate of expected credit losses over the expected life of the loans at the balance sheet date. For all loan segments, loan losses are charged against the ACL on loans when management believes the loan balance is uncollectible or in accordance with federal guidelines. Subsequent recoveries, if any, are credited to the ACL on loans.
The ACL on loans is a valuation account that is deducted from the amortized cost basis of loans to present the net amount expected to be collected on the loans. The ACL on loans is comprised of reserves measured on a collective (pool) basis based

Union Bankshares, Inc. Page 11

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
•Consumer - Loans in this segment are made to individuals for personal expenditures, such as automobile purchases, and include unsecured loans. Repayment is primarily dependent on the credit quality of the individual borrower. The overall health of the economy, including unemployment, could have an effect on the credit quality of this segment.
•Municipal - Loans in this segment are made to municipalities located within the Company's service area. Repayment is primarily dependent on taxes or other funds collected by the municipalities. Management considers there to be minimal risk surrounding the credit quality of this segment.

Union Bankshares, Inc. Page 12

Changes in the ACL on loans, by segment of loans, for the three months ended March 31, 2024 and 2023 were as follows:

For The Three Months Ended March 31, 2024	Balance, December 31, 2023	Charge-Offs	Recoveries	Credit Loss Expense (Benefit)	Balance, March 31, 2024
	(Dollars in thousands)
Non-revolving residential real estate	$2,361	$—	$1	$483	$2,845
Revolving residential real estate	159	—	—	88	247
Residential real estate	2,520	—	1	571	3,092
Commercial construction real estate	1,035	—	—	(615)	420
Residential construction real estate	163	—	—	(70)	93
Construction real estate	1,198	—	—	(685)	513
Non-residential commercial real estate	2,182	—	—	272	2,454
Multi-family residential real estate	244	—	—	(36)	208
Commercial real estate	2,426	—	—	236	2,662
Commercial	352	—	—	(45)	307
Consumer	5	—	—	1	6
Municipal	65	—	—	—	65
Total	$6,566	$—	$1	$78	$6,645

For The Three Months Ended March 31, 2023	Balance, December 31, 2022	Impact of Adoption of ASU No. 2016-13	Charge-Offs	Recoveries	Credit Loss Expense (Benefit)	Balance, March 31, 2023
	(Dollars in thousands)
Non-revolving residential real estate	$2,294	$(270)	$—	$—	$47	$2,071
Revolving residential real estate	123	25	—	—	(5)	143
Residential real estate	2,417	(245)	—	—	42	2,214
Commercial construction real estate	611	982	—	—	120	1,713
Residential construction real estate	421	(290)	—	—	17	148
Construction real estate	1,032	692	—	—	137	1,861
Non-residential commercial real estate	2,931	(757)	—	—	12	2,186
Multi-family residential real estate	1,004	(780)	—	—	(3)	221
Commercial real estate	3,935	(1,537)	—	—	9	2,407
Commercial	301	191	—	—	(124)	368
Consumer	10	(5)	—	—	—	5
Municipal	95	(42)	—	—	26	79
Unallocated	549	(549)	—	—	—	—
Total	$8,339	$(1,495)	$—	$—	$90	$6,934

Union Bankshares, Inc. Page 13

The Company's ACL on off-balance sheet credit exposures is recognized as a liability within Accrued interest and other liabilities on the consolidated balance sheets, with adjustments to the ACL recognized in Credit loss (benefit) expense in the consolidated statements of income. The Company's activity in the ACL on off-balance sheet credit exposures for the three months ended March 31, 2024 and 2023 were as follows

	For The Three Months Ended March 31,
	2024	2023
ACL on Off-Balance Sheet Credit Exposures	(Dollars in thousands)
Balance at beginning of period	$1,233	$—
Impact of adoption of ASU No. 2016-13	—	1,458
Credit loss benefit	(308)	(16)
Balance at end of period	$925	$1,442

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

Union Bankshares, Inc. Page 14

The following tables summarize the Company's loans by year of origination and by loan ratings applied by management to the Company's loans by segment as of March 31, 2024 and December 31, 2023:

March 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving	Total
Residential Real Estate	(Dollars in thousands)
Pass	$11,605	$81,188	$111,347	$82,238	$29,008	$60,050	$—	$375,436
Satisfactory/Monitor	1,215	4,335	6,970	5,784	2,259	6,145	—	26,708
Substandard	—	—	—	—	6	402	—	408
Non-revolving residential real estate	12,820	85,523	118,317	88,022	31,273	66,597	—	402,552
Pass	—	—	—	—	—	—	17,705	17,705
Satisfactory/Monitor	—	—	—	—	—	—	1,740	1,740
Substandard	—	—	—	—	—	—	44	44
Revolving residential real estate	—	—	—	—	—	—	19,489	19,489
Construction Real Estate
Pass	1,057	3,494	5,631	2,433	600	976	—	14,191
Satisfactory/Monitor	479	12,149	3,725	5,611	349	100	—	22,413
Substandard	—	—	—	—	—	—	—	—
Commercial construction real estate	1,536	15,643	9,356	8,044	949	1,076	—	36,604
Pass	3,128	27,723	12,702	449	—	—	—	44,002
Satisfactory/Monitor	134	2,538	2,161	568	1,403	—	—	6,804
Substandard	—	—	—	—	—	—	—	—
Residential construction real estate	3,262	30,261	14,863	1,017	1,403	—	—	50,806
Commercial Real Estate
Pass	1,403	5,379	42,728	34,216	18,116	75,210	14,350	191,402
Satisfactory/Monitor	7,892	18,357	23,685	13,716	5,492	27,762	4,244	101,148
Substandard	—	—	—	—	1,734	507	62	2,303
Non-residential commercial real estate	9,295	23,736	66,413	47,932	25,342	103,479	18,656	294,853
Pass	898	247	5,316	10,029	2,027	42,847	—	61,364
Satisfactory/Monitor	572	836	12,383	10,521	5,632	11,848	—	41,792
Substandard	—	—	—	—	—	1,305	—	1,305
Multi-family residential real estate	1,470	1,083	17,699	20,550	7,659	56,000	—	104,461
Pass	1,291	2,427	5,771	1,927	565	10,026	4,796	26,803
Satisfactory/Monitor	235	2,476	1,292	2,373	405	6,466	395	13,642
Substandard	—	—	—	—	—	3	224	227
Commercial	1,526	4,903	7,063	4,300	970	16,495	5,415	40,672
Pass	222	1,289	269	92	87	375	25	2,359
Satisfactory/Monitor	—	1	—	—	—	—	—	1
Substandard	—	—	—	—	—	—	—	—
Consumer	222	1,290	269	92	87	375	25	2,360
Pass	7,005	65,092	3,301	945	1,836	4,193	—	82,372
Satisfactory/Monitor	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Municipal	7,005	65,092	3,301	945	1,836	4,193	—	82,372
Total Loans	$37,136	$227,531	$237,281	$170,902	$69,519	$248,215	$43,585	$1,034,169

Union Bankshares, Inc. Page 15

December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving	Total
Residential Real Estate	(Dollars in thousands)
Pass	$84,211	$112,215	$83,137	$29,704	$8,991	$53,021	$—	$371,279
Satisfactory/Monitor	4,362	7,038	5,671	2,280	386	5,873	—	25,610
Substandard	—	—	—	14	—	506	—	520
Non-revolving residential real estate	88,573	119,253	88,808	31,998	9,377	59,400	—	397,409
Pass	—	—	—	—	—	—	17,133	17,133
Satisfactory/Monitor	—	—	—	—	—	—	1,724	1,724
Substandard	—	—	—	—	—	—	45	45
Revolving residential real estate	—	—	—	—	—	—	18,902	18,902
Construction Real Estate
Pass	3,736	5,767	2,736	616	437	873	—	14,165
Satisfactory/Monitor	10,312	3,673	8,352	355	—	116	—	22,808
Substandard	—	—	—	—	—	—	—	—
Commercial construction real estate	14,048	9,440	11,088	971	437	989	—	36,973
Pass	24,496	17,904	498	—	—	123	—	43,021
Satisfactory/Monitor	3,978	2,114	568	1,981	—	—	—	8,641
Substandard	—	—	—	—	—	—	—	—
Residential construction real estate	28,474	20,018	1,066	1,981	—	123	—	51,662
Commercial Real Estate
Pass	5,977	44,428	34,562	18,327	23,650	57,197	16,629	200,770
Satisfactory/Monitor	17,908	24,563	13,819	5,552	6,172	23,521	3,486	95,021
Substandard	—	—	—	1,773	—	516	68	2,357
Non-residential commercial real estate	23,885	68,991	48,381	25,652	29,822	81,234	20,183	298,148
Pass	250	5,364	10,208	2,061	8,226	34,993	—	61,102
Satisfactory/Monitor	841	12,485	11,863	5,664	9,933	2,126	—	42,912
Substandard	—	—	—	—	—	1,330	—	1,330
Multi-family residential real estate	1,091	17,849	22,071	7,725	18,159	38,449	—	105,344
Pass	1,958	6,394	2,125	671	2,849	7,755	4,992	26,744
Satisfactory/Monitor	1,914	1,243	2,350	467	132	6,717	648	13,471
Substandard	—	—	—	—	—	4	229	233
Commercial	3,872	7,637	4,475	1,138	2,981	14,476	5,869	40,448
Pass	1,566	342	131	98	229	175	28	2,569
Satisfactory/Monitor	20	—	—	—	—	—	—	20
Substandard	—	—	—	—	—	—	—	—
Consumer	1,586	342	131	98	229	175	28	2,589
Pass	66,396	2,942	986	1,931	130	4,410	—	76,795
Satisfactory/Monitor	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Municipal	66,396	2,942	986	1,931	130	4,410	—	76,795
Total Loans	$227,925	$246,472	$177,006	$71,494	$61,135	$199,256	$44,982	$1,028,270

There were no gross charge-offs for the three months ended March 31, 2024 or 2023.

Union Bankshares, Inc. Page 16

A summary of current and past due loans as of March 31, 2024 and December 31, 2023 follows:

March 31, 2024	30-59 Days	60-89 Days	90 Days and Over	Total Past Due	Current	Total
	(Dollars in thousands)
Residential real estate
Non-revolving residential real estate	$1,366	$—	$60	$1,426	$401,126	$402,552
Revolving residential real estate	—	—	17	17	19,472	19,489
Construction real estate
Commercial construction real estate	87	—	—	87	36,517	36,604
Residential construction real estate	—	—	—	—	50,806	50,806
Commercial real estate
Non-residential commercial real estate	34	—	—	34	294,819	294,853
Multi-family residential real estate	1,037	—	—	1,037	103,424	104,461
Commercial	22	3	—	25	40,647	40,672
Consumer	—	—	—	—	2,360	2,360
Municipal	—	—	—	—	82,372	82,372
Total	$2,546	$3	$77	$2,626	$1,031,543	$1,034,169

December 31, 2023	30-59 Days	60-89 Days	90 Days and Over	Total Past Due	Current	Total
	(Dollars in thousands)
Residential real estate
Non-revolving residential real estate	$2,015	$312	$162	$2,489	$394,920	$397,409
Revolving residential real estate	—	—	17	17	18,885	18,902
Construction real estate
Commercial construction real estate	17	—	—	17	36,956	36,973
Residential construction real estate	—	—	—	—	51,662	51,662
Commercial real estate
Non-residential commercial real estate	197	—	—	197	297,951	298,148
Multi-family residential real estate	1,058	—	—	1,058	104,286	105,344
Commercial	4	—	—	4	40,444	40,448
Consumer	14	—	—	14	2,575	2,589
Municipal	—	—	—	—	76,795	76,795
Total	$3,305	$312	$179	$3,796	$1,024,474	$1,028,270

A summary of nonaccrual loans as of March 31, 2024 and December 31, 2023 follows:

March 31, 2024	Nonaccrual	Nonaccrual With No Allowance for Credit Losses	90 Days and Over and Accruing
Residential real estate	(Dollars in thousands)
Non-revolving residential real estate	$—	$—	$60
Revolving residential real estate	17	—	—
Commercial real estate
Non-residential commercial real estate	1,796	1,796	—
Total	$1,813	$1,796	$60

Union Bankshares, Inc. Page 17

December 31, 2023	Nonaccrual	Nonaccrual With No Allowance for Credit Losses	90 Days and Over and Accruing
Residential real estate	(Dollars in thousands)
Non-revolving residential real estate	$—	$—	$162
Revolving residential real estate	17	—	—
Commercial real estate
Non-residential commercial real estate	1,841	1,841	—
Total	$1,858	$1,841	$162

There was one non-revolving residential real estate loan totaling $60 thousand and one revolving residential real estate loan totaling $17 thousand in process of foreclosure at March 31, 2024 and one revolving residential real estate loan totaling $17 thousand in process of foreclosure at December 31, 2023. Aggregate interest on nonaccrual loans not recognized was $166 thousand as of March 31, 2024 and $143 thousand as of December 31, 2023.
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
The following table presents collateral dependent loans to borrowers experiencing financial difficulty by loan class and collateral type as of the balance sheet dates:

	March 31, 2024	December 31, 2023
	Real Estate	Real Estate
	(Dollars in thousands)
Non-residential commercial real estate	$1,796	$1,841

Collateral dependent loans are loans for which the repayment is expected to be provided substantially by the underlying collateral and there are no other available and reliable sources of repayment.

Occasionally, the Company modifies loans to borrowers experiencing financial difficulty by providing interest rate reductions, term extensions, payment deferrals or principal forgiveness. When principal forgiveness is provided, the amount of forgiveness is charged off against the ACL on loans. There were no loan modifications to borrowers experiencing financial difficulty during the three months ended March 31, 2024. The following table summarizes loan modifications to borrowers experiencing financial difficulty by loan class, type of modification and the financial effect of the modifications as of and for the three months ended March 31, 2023:

	Interest Rate Reduction
Three Months Ended March 31, 2023	Amortized Cost Basis	% of Loan Class	Financial Effect
	(Dollars in thousands)
Non-residential commercial real estate	$416	0.15%	Reduced weighted average contractual interest rate from 8.75% to 6.85%
Multi-family residential real estate	449	0.48%	Reduced weighted average contractual interest rate from 9.25% to 7.75%

The following table presents the performance of loans as of March 31, 2024 that have been modified in the last twelve months:

March 31, 2024	Current	Past Due 30-89 Days	Past Due 90 Days and Over
	(Dollars in thousands)
Non-residential commercial real estate	$391	$—	$—
Multi-family residential real estate	437	—	—

Union Bankshares, Inc. Page 18

There were no loans to borrowers experiencing financial difficulty that were modified within the previous twelve months that had subsequently defaulted during the three months ended March 31, 2024. Loans are considered defaulted at 90 days past due.

At March 31, 2024, the Company was not committed to lend any additional funds to borrowers experiencing financial difficulty for which the Company modified the terms of the loans in the form of principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay, or a term extension.

Note 8.  Stock Based Compensation
Under the Union Bankshares, Inc. 2014 Equity Incentive Plan, as amended in May 2022, a total of 150,000 shares of the Company’s common stock have been reserved since inception of the Plan for equity awards of incentive stock options, nonqualified stock options, restricted stock and RSUs to eligible officers and (except for awards of incentive stock options) nonemployee directors. Shares available for issuance of awards under the 2014 Equity Plan consist of unissued shares of the Company’s common stock and/or shares held in treasury. As of March 31, 2024, there were outstanding grants of RSUs under the 2014 Equity Plan as noted in the table below.

RSUs. Each outstanding RSU represents the right to receive one share of the Company's common stock upon satisfaction of applicable vesting conditions. The general terms of the awards are described in the Company's 2023 Annual Report. Prior to vesting, the RSUs do not earn dividends or dividend equivalents, nor do they bear any voting rights.
The following table summarizes the RSUs awarded to Company executives in 2022, 2023 and 2024, and the number of such RSUs remaining unvested as of March 31, 2024:

	Number of RSUs Granted	Weighted Average Grant Date Fair Value	Number of Unvested RSUs
2022 Award	15,705	31.99	1,789
2023 Award	19,282	26.90	10,652
2024 Award	15,095	30.60	15,095
Total	50,082		27,536
Unrecognized compensation expense related to the unvested RSUs as of March 31, 2024 and 2023 was $680 thousand and $700 thousand, respectively, and $344 thousand as of December 31, 2023.
On May 17, 2023, the Company's board of directors, as a component of total director compensation, granted an aggregate of 3,872 RSUs to the Company's non-employee directors. Each RSU represents the right to receive one share of the Company's common stock upon satisfaction of applicable vesting conditions. The RSUs will vest in May 2024, subject to continued board service through the vesting date, other than in the case of the director's death or disability. Prior to vesting, the RSUs do not earn dividends or dividend equivalents, nor do they bear any voting rights. Unrecognized director compensation expense related to the unvested RSUs as of March 31, 2024 was $13 thousand.

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
The unamortized issuance costs of the Notes were $253 thousand and $261 thousand at March 31, 2024 and December 31, 2023, respectively. The Company recorded $8 thousand of issuance costs in interest expense for the three months ended March 31, 2024 and 2023. The Notes are presented net of unamortized issuance costs in the consolidated balance sheets.

Union Bankshares, Inc. Page 19

Note 10. Other Comprehensive (Loss) Income
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

As of the balance sheet dates, the components of Accumulated OCI, net of tax, were:

	March 31, 2024	December 31, 2023
	(Dollars in thousands)
Net unrealized losses on investment securities AFS	$(34,894)	$(31,955)

The following table discloses the tax effects allocated to each component of OCI for the three months ended March 31:

	Three Months Ended
	March 31, 2024			March 31, 2023
	Before-Tax Amount	Tax Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax Expense	Net-of-Tax Amount
Investment securities AFS:	(Dollars in thousands)
Net unrealized holding (losses) gains arising during the period on investment securities AFS	$(3,767)	$828	$(2,939)	$4,943	$(1,038)	$3,905
Total other comprehensive (loss) income	$(3,767)	$828	$(2,939)	$4,943	$(1,038)	$3,905

There were no reclassification adjustments from OCI for the three months ended March 31, 2024 and 2023.

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

Union Bankshares, Inc. Page 20

Assets measured at fair value on a recurring basis at March 31, 2024 and December 31, 2023, segregated by fair value hierarchy level, are summarized below:

	Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2024:	(Dollars in thousands)
Debt securities AFS:
U.S. Government-sponsored enterprises	$38,786	$2,626	$36,160	$—
Agency mortgage-backed	146,851	—	146,851	—
State and political subdivisions	66,309	—	66,309	—
Corporate	5,704	—	5,704	—
Total debt securities	$257,650	$2,626	$255,024	$—

Other investments:
Mutual funds	$1,631	$1,631	$—	$—

December 31, 2023:
Debt securities AFS:
U.S. Government-sponsored enterprises	$39,351	$2,645	$36,706	$—
Agency mortgage-backed	152,384	—	152,384	—
State and political subdivisions	66,439	—	66,439	—
Corporate	6,209	—	6,209	—
Total debt securities	$264,383	$2,645	$261,738	$—

Other investments:
Mutual funds	$1,500	$1,500	$—	$—
There were no transfers in or out of Levels 1 and 2 during the three months ended March 31, 2024 or the year ended December 31, 2023, nor were there any Level 3 assets at any time during these periods. Certain other assets and liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Assets and liabilities measured at fair value on a nonrecurring basis in periods after initial recognition, such as collateral dependent individually evaluated loans, MSRs and OREO, were not considered material at March 31, 2024 or December 31, 2023. The Company has not elected to apply the fair value method to any financial assets or liabilities other than those situations where other accounting pronouncements require fair value measurements.

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

Union Bankshares, Inc. Page 21

As of the balance sheet dates, the estimated fair values and related carrying amounts of the Company's significant financial instruments were as follows:

	March 31, 2024
	Fair Value Measurements
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$22,659	$22,659	$22,659	$—	$—
Interest bearing deposits in banks	14,441	14,441	—	14,441	—
Investment securities	259,281	259,281	4,257	255,024	—
Loans held for sale	3,415	3,458	—	3,458	—
Loans, net
Residential real estate	419,686	380,706	—	—	380,706
Construction real estate	87,050	85,408	—	—	85,408
Commercial real estate	397,350	369,114	—	—	369,114
Commercial	40,436	37,357	—	—	37,357
Consumer	2,358	2,319	—	—	2,319
Municipal	82,451	81,120	—	—	81,120
Accrued interest receivable	5,666	5,666	—	1,068	4,598
Nonmarketable equity securities	5,676	N/A	N/A	N/A	N/A
Financial liabilities
Deposits
Noninterest bearing	$222,128	$222,128	$222,128	$—	$—
Interest bearing	649,898	649,898	649,898	—	—
Time	299,618	297,599	—	297,599	—
Borrowed funds
Short-term	35,000	35,011	—	35,011	—
Long-term	115,696	115,417	—	115,417	—
Subordinated notes	16,247	15,204	—	15,204	—
Accrued interest payable	1,978	1,978	—	1,978	—

Union Bankshares, Inc. Page 22

	December 31, 2023
	Fair Value Measurements
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$77,666	$77,666	$77,666	$—	$—
Interest bearing deposits in banks	14,690	14,690	—	14,690	—
Investment securities	265,883	265,883	4,145	261,738	—
Loans held for sale	3,070	3,110	—	3,110	—
Loans, net
Residential real estate	414,500	373,594	—	—	373,594
Construction real estate	87,588	85,678	—	—	85,678
Commercial real estate	401,753	373,279	—	—	373,279
Commercial	40,165	37,136	—	—	37,136
Consumer	2,589	2,536	—	—	2,536
Municipal	76,861	74,812	—	—	74,812
Accrued interest receivable	5,409	5,409	—	1,395	4,014
Nonmarketable equity securities	3,199	N/A	N/A	N/A	N/A
Financial liabilities
Deposits
Noninterest bearing	$250,992	$250,992	$250,992	$—	$—
Interest bearing	765,689	765,689	765,689	—	—
Time	288,922	286,637	—	286,637	—
Borrowed funds
Short-term	10,000	9,990	—	9,990	—
Long-term	55,696	55,914	—	55,914	—
Subordinated notes	16,239	15,302	—	15,302	—
Accrued interest payable	1,666	1,666	—	1,666	—
The carrying amounts in the preceding tables are included in the consolidated balance sheets under the applicable captions. Accrued interest receivable and nonmarketable equity securities are included in Other assets in the consolidated balance sheets.

Note 12. Subsequent Events
Subsequent events represent events or transactions occurring after the balance sheet date but before the financial statements are issued. Financial statements are considered “issued” when they are widely distributed to shareholders and others for general use and reliance in a form and format that complies with GAAP. Events occurring subsequent to March 31, 2024 have been evaluated as to their potential impact to the consolidated financial statements.
On April 17, 2024, the Company declared a regular quarterly cash dividend of $0.36 per share, payable May 2, 2024, to stockholders of record on April 27, 2024.

Union Bankshares, Inc. Page 23

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
GENERAL
The following discussion and analysis focuses on those factors that, in management's view, had a material effect on the financial position of the Company as of March 31, 2024 and December 31, 2023, and its results of operations for the three months ended March 31, 2024 and 2023. This discussion is being presented to provide a narrative explanation of the consolidated financial statements and should be read in conjunction with the consolidated financial statements and related notes and with other financial data appearing elsewhere in this filing and with the Company's 2023 Annual Report. In the opinion of the Company's management, the interim unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments and disclosures necessary to fairly present the Company's consolidated financial position and results of operations for the interim periods presented. Management is not aware of the occurrence of any events after March 31, 2024 which would materially affect the information presented.
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
Forward-looking statements are based on the current assumptions underlying the statements and other information with respect to the beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions of management and the financial condition, results of operations, future performance and business are only expectations of future results. Although the Company believes that the expectations reflected in the Company’s forward-looking statements are reasonable when made, the Company’s actual results could differ materially from those projected in the forward-looking statements as a result of, among other factors, changes in interest rates; competitive pressures from other financial institutions; general economic conditions on a national basis or in the local markets in which the Company operates; downgrades of U.S. government securities; eroding public confidence in the banking system; changes in consumer behavior due to changing political, business and economic conditions, including concerns about inflation, or legislative or regulatory initiatives; changes in the value of securities and other assets in the Company’s investment portfolio; increases in loan and lease default and charge-off rates; the adequacy of the ACL; decreases in deposit levels that necessitate increases in borrowing to fund loans and investments; operational risks including, but not limited to, cybersecurity incidents, fraud, natural disasters and future pandemics; changes in regulation, war, terrorism, civil unrest; changes in economic assumptions and adverse economic developments; the risk that goodwill and intangibles recorded in the Company’s financial statements will become impaired; changes in assumptions used in making such forward-looking statements; and the other risks and uncertainties detailed in the Company’s 2023 Annual Report.
In addition to the uncertainties detailed in the Company's 2023 Annual Report the banking industry continues to be faced with deposit runoff, unrealized securities losses, and increased interest expense.
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

Union Bankshares, Inc. Page 24

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
Please refer to the Company's 2023 Annual Report on Form 10-K for a more in-depth discussion of the Company's critical accounting policies. There have been no changes to the Company's critical accounting policies since the filing of that report.

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
The Company's earnings have been impacted by the inverted yield curve, as deposit and funding costs have risen at a faster pace than assets have repriced, which has resulted in compression of the net interest margin and spread. The net interest margin was 2.68% for the three months ended March 31, 2024 compared to 3.14% for the three months ended March 31, 2023, while the net interest spreads for the same periods were 2.23% and 2.84%, respectively. We continue to manage the net interest margin and spread, by remaining disciplined on loan and deposit pricing, utilizing brokered and retail CDs when appropriate to reduce our exposure to high short-term interest rates, and maximizing our balance sheet collateral (i.e. loans and investment securities) to obtain wholesale funding in a cost effective way to fund loan growth.
Consolidated net income decreased $560 thousand, or 18.8%, to $2.4 million for the first quarter of 2024 compared to $3.0 million for the first quarter of 2023 due to the combined effects of a decrease of $967 thousand in net interest income and an increase of $473 thousand in noninterest expenses, partially offset by an increase of $282 thousand in noninterest income, and decreases of $304 thousand in credit loss expense and $294 thousand in income tax expense.
At March 31, 2024, the Company had total consolidated assets of $1.42 billion, including gross loans and loans held for sale (total loans) of $1.04 billion, deposits of $1.17 billion, borrowed funds of $150.7 million, subordinated notes of $16.2 million and stockholders' equity of $63.8 million.
The Company's total capital decreased to $63.8 million at March 31, 2024 from $65.8 million at December 31, 2023. This decrease primarily reflects an increase of $2.9 million in accumulated other comprehensive loss due to a decrease in the fair market value of the Company's AFS investment securities, regular cash dividends declared of $1.6 million, partially offset by net income of $2.4 million for the first three months of 2024. (See Capital Resources on page 39.) These changes also resulted in a decrease in the Company's book value per share to $14.12 at March 31, 2024 from $14.56 as of December 31, 2023.

Union Bankshares, Inc. Page 25

The following unaudited per share information and key ratios depict several measurements of performance or financial condition at or for the three months ended March 31, 2024 and 2023, respectively:

	Three Months Ended or At March 31,
	2024	2023
Return on average assets (1)	0.68%	0.89%
Return on average equity (1)	15.08%	20.90%
Net interest margin (1)(2)	2.68%	3.14%
Efficiency ratio (3)	79.68%	70.46%
Net interest spread (4)	2.23%	2.84%
Loan to deposit ratio	88.56%	79.55%
Net loan charge-offs to average loans not held for sale	—%	—%
ACL on loans to loans not held for sale	0.64%	0.71%
Nonperforming assets to total assets (5)	0.13%	0.17%
Equity to assets	4.50%	4.45%
Total capital to risk weighted assets	13.36%	13.69%
Book value per share	$14.12	$13.44
Basic earnings per share	$0.53	$0.66
Diluted earnings per share	$0.53	$0.66
Dividends paid per share	$0.36	$0.36
Dividend payout ratio (6)	67.92%	54.55%
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

RESULTS OF OPERATIONS
Net Interest Income. The largest component of the Company’s operating income is net interest income, which is the difference between interest and dividend income received from earning assets and interest expense paid on interest bearing liabilities. Net interest income is affected by various factors including, but not limited to, changes in interest rates, loan and deposit pricing strategies, funding strategies, the volume and mix of interest earning assets and interest bearing liabilities, and the level of nonperforming assets. Net interest margin is calculated as the net interest income on a fully tax equivalent basis as a percentage of average earning assets.
Interest earned on average earning assets for the three months ended March 31, 2024 was $15.6 million compared to $13.0 million for the three months ended March 31, 2023, an increase of $2.6 million, or 19.8%. The average earning asset base increased $74.0 million between periods and the average yield on average earning assets increased 51 bps to 4.60% for the three months ended March 31, 2024 compared to 4.09% for the three months ended March 31, 2023.
The average yield on federal funds sold and overnight deposits increased 224 bps, and interest income increased $339 thousand between the three month comparison periods due to increases in the interest rate paid and the average balance maintained in Union's master account at the FRB. Interest income on investment securities increased $24 thousand between the comparison periods, due to an increase in the average yield of 4 bps despite a decrease in the average balance of the portfolio of $6.4 million.
Interest income on loans increased $2.2 million between the three month comparison periods due to an increase in the average volume of loans outstanding of $60.9 million and an overall increase of 56 bps in the average yield. Loan fee income was reduced $53 thousand from the recognition of the remaining loan premiums originally paid on purchased residential loans that

Union Bankshares, Inc. Page 26

were paid off during the three months ended March 31, 2024. This resulted in a 2 bps reduction of the average loan yield for the three months ended March 31, 2024.
Average interest bearing liabilities increased $120.8 million between the three month comparison periods due to growth in customer time deposit balances, utilization of brokered deposits included in time deposits, and an increase in borrowed funds. The average rate paid on interest bearing liabilities increased 112 bps to 2.37% for the first quarter of 2024 compared to 1.25% for the first quarter of 2023. Interest expense increased $3.5 million, to $6.6 million for the three months ended March 31, 2024 compared to $3.1 million for the three months ended March 31, 2023. Higher rates paid on customer deposit accounts and utilization of higher cost funding of brokered deposits and advances from the FHLB and the FRB were drivers of the increase in interest expense.
During the first three months of 2024, Union, like many other financial institutions, continued to offer higher rate paying time deposit specials to attract new deposit dollars and retain existing customer deposits. Although some new money was obtained, a shift of funds from non-maturity deposits to time deposit specials occurred. Interest expense on time deposits increased $1.3 million to $2.5 million for the three months ended March 31, 2024 compared to $1.2 million for the three months ended March 31, 2023 due to increases of $67.9 million in the average volume and 132 bps in the average rate paid. Despite a decrease of $22.0 million in the average balance of savings/money market accounts, interest expense increased $957 thousand between the three month comparison periods due to an increase of 98 bps in the average rate paid. The average volume of borrowed funds increased $76.8 million while the average rate paid on borrowed funds decreased 54 bps between the three month comparison periods as borrowed funds outstanding were advanced at lower rates than the comparison period.
The net interest spread decreased 61 bps to 2.23% for the first quarter of 2024, from 2.84% for the same period last year, reflecting the net effect of the 112 bps increase in the average rate paid on interest bearing liabilities, which was only partially offset by the 51 bps increase in the average yield earned on interest earning assets between periods. The net interest margin decreased 46 bps during the first quarter of 2024 compared to the same period last year as a result of the changes discussed above.

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

	Three Months Ended March 31,
	2024			2023
	Average Balance (1)	Interest Earned/ Paid	Average Yield/ Rate	Average Balance (1)	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Average Assets:
Federal funds sold and overnight deposits	$34,891	$443	5.02%	$15,008	$104	2.78%
Interest bearing deposits in banks	14,247	115	3.26%	17,122	107	2.52%
Investment securities (2), (3)	303,889	1,611	2.19%	310,293	1,587	2.15%
Loans, net (2), (4)	1,023,474	13,372	5.31%	962,525	11,205	4.75%
Nonmarketable equity securities	5,058	80	6.36%	2,579	41	6.49%
Total interest earning assets (2)	1,381,559	15,621	4.60%	1,307,527	13,044	4.09%
Cash and due from banks	4,457			4,639
Premises and equipment	20,906			20,406
Other assets	18,790			9,587
Total assets	$1,425,712			$1,342,159
Average Liabilities and Stockholders' Equity:
Interest bearing checking accounts	$312,336	1,038	1.34%	$314,156	506	0.65%
Savings/money market accounts	406,391	1,653	1.64%	428,438	696	0.66%
Time deposits	263,665	2,548	3.89%	195,772	1,241	2.57%
Borrowed funds and other liabilities	118,296	1,231	4.12%	41,532	484	4.66%
Subordinated notes	16,242	143	3.53%	16,209	142	3.56%
Total interest bearing liabilities	1,116,930	6,613	2.37%	996,107	3,069	1.25%
Noninterest bearing deposits	227,866			273,971
Other liabilities	16,794			15,096
Total liabilities	1,361,590			1,285,174
Stockholders' equity	64,122			56,985
Total liabilities and stockholders’ equity	$1,425,712			$1,342,159
Net interest income		$9,008			$9,975
Net interest spread (2)			2.23%			2.84%
Net interest margin (2)			2.68%			3.14%

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

Union Bankshares, Inc. Page 28

Tax exempt interest income amounted to $1.3 million and $832 thousand for the three months ended March 31, 2024 and 2023, respectively. The following table presents the effect of tax exempt income on the calculation of net interest income, using a marginal federal corporate income tax rate of 21% for the 2024 and 2023 three month comparison periods:

	For The Three Months Ended March 31,
	2024	2023
	(Dollars in thousands)
Net interest income, as presented	$9,008	$9,975
Effect of tax-exempt interest
Investment securities	56	78
Loans	137	80
Net interest income, tax equivalent	$9,201	$10,133

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
•changes in rate (change in rate multiplied by prior volume); and
•total change in rate and volume.

Changes attributable to both rate and volume have been allocated proportionately to the change due to volume and the change due to rate.

	Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023 Increase/(Decrease) Due to Change In
	Volume	Rate	Net
	(Dollars in thousands)
Interest earning assets:
Federal funds sold and overnight deposits	$211	$128	$339
Interest bearing deposits in banks	(20)	28	8
Investment securities	(24)	48	24
Loans, net	769	1,398	2,167
Nonmarketable equity securities	40	(1)	39
Total interest earning assets	$976	$1,601	$2,577
Interest bearing liabilities:
Interest bearing checking accounts	$(3)	$535	$532
Savings/money market accounts	(38)	995	957
Time deposits	528	779	1,307
Borrowed funds	809	(62)	747
Subordinated notes	1	—	1
Total interest bearing liabilities	$1,297	$2,247	$3,544
Net change in net interest income	$(321)	$(646)	$(967)

Credit Loss (Benefit) Expense. Credit loss expense or benefit is made up of credit loss expense on loans and credit loss expense on off-balance sheet credit exposures. Credit loss expense on loans results from net charge-offs, changes to the projected loss drivers, prepayment speeds, curtailments and time to recovery that the Company forecasted over the reasonable and supportable forecast periods and changes in the volume and mix of the loan portfolio. Credit loss expense on off-balance sheet credit exposures results from changes in outstanding commitments and changes in funding rates and assumed loss rates period over period. For further details, see FINANCIAL CONDITION - Allowance for Credit Losses on Loans and Commitments, Contingent Liabilities, and Off-Balance-Sheet Arrangements below.

Union Bankshares, Inc. Page 29

Credit loss (benefit) expense was made up of the following components for the following periods:

	For The Three Months Ended March 31,
	2024	2023
	(Dollars in thousands)
Credit loss expense for loans	$78	$90
Credit loss benefit for off-balance sheet credit exposures	(308)	(16)
Credit loss (benefit) expense, net	$(230)	$74

Noninterest Income. The following table sets forth the components of noninterest income and changes between the three month comparison periods of 2024 and 2023:

	For The Three Months Ended March 31,
	2024	2023	$ Variance	% Variance
	(Dollars in thousands)
Wealth management income	$255	$211	$44	20.9
Service fees	1,662	1,694	(32)	(1.9)
Net gains on sales of loans held for sale	287	194	93	47.9
Income from Company-owned life insurance	117	107	10	9.3
Other income	151	33	118	357.6
Net gains on other investments	95	46	49	106.5
Total noninterest income	$2,567	$2,285	$282	12.3

The significant changes in noninterest income for the three months ended March 31, 2024 compared to the same period of 2023 are described below:
•Wealth management income: Wealth management income increased as managed fiduciary accounts grew between March 31, 2024 and 2023, as did the value of assets within those accounts.
•Service fees. Service fees decreased $32 thousand for the three months ended March 31, 2024, compared to the same period in 2023 primarily due to decreases in loan servicing fees, merchant program fees and ATM and debit card network fees, partially offset by an increase in overdraft fee income.
•Net gains on sales of loans held for sale. Residential mortgage loans totaling $21.7 million were sold during the three months ended March 31, 2024, compared to sales of $11.8 million during the same periods in 2023. The increase of $93 thousand in net gains on sales of loans held for sale for the three months ended March 31, 2024 compared to the same period in 2023 reflects the higher sales volume and higher premiums obtained on sales during the three months ended March 31, 2024.
•Income from Company-owned life insurance. The increase in income for the three months ended March 31, 2024, compared to the same period of 2023 reflects a higher yield earned on the underlying life insurance policies.
•Other income. The Company received $117 thousand in prepayment penalties from the early payoff of loans during the three months ended March 31, 2024 that were not received during the same period of 2023.
•Net gains on other investments. Participants in the 2020 Amended and Restated Nonqualified Excess Plan elect to defer receipt of current compensation from the Company or its subsidiary and select designated reference investments consisting of investment funds. The performance of those funds, over which the Company has no control, resulted in net gains of $95 thousand and $46 thousand for the three months ended March 31, 2024 and 2023, respectively.

Union Bankshares, Inc. Page 30

Noninterest Expenses. The following table sets forth the components of noninterest expenses and changes between the three month comparison periods ended March 31, 2024 and 2023:

	For The Three Months Ended March 31,
	2024	2023	$ Variance	% Variance
	(Dollars in thousands)
Salaries and wages	$3,553	$3,502	$51	1.5
Employee benefits	1,489	1,377	112	8.1
Occupancy expense, net	569	578	(9)	(1.6)
Equipment expense	943	897	46	5.1
Professional fees	299	269	30	11.2
FDIC insurance assessment	242	184	58	31.5
Advertising and public relations	178	143	35	24.5
Training and development	72	50	22	44.0
Amortization of MSRs, net	40	124	(84)	(67.7)
ATM and debit card expense	302	273	29	10.6
Donations	169	52	117	225.0
Other expenses	1,367	1,301	66	5.1
Total noninterest expenses	$9,223	$8,750	$473	5.4

The significant changes in noninterest expenses for the three months ended March 31, 2024 compared to the same period in 2023 are described below:
•Salaries and wages. Salaries and wages increased $51 thousand for the three months ended March 31, 2024 compared to the same period in 2023 primarily due to annual salary adjustments for the 2024 fiscal year, partially offset by the $72 thousand accrual adjustment related to the annual incentive plan payments to select officers of Union recorded in the first three months of 2024. The increase during comparison periods is also attributable to the inclusion of salaries and wages for employees at our North Conway location, which became a full service branch during the fourth quarter of 2023.
•Employee benefits. Employee benefit expense increased $112 thousand for the three months ended March 31, 2024 compared to the same period in 2023 primarily due to increases of $108 thousand in premium expense for the Company's medical and dental plans and $44 thousand in employee benefits related to the Company's deferred compensation plans. These increases were partially offset by a $42 thousand decrease in 401k contributions expense related to forfeitures received during the first quarter of 2024.
•Occupancy expense, net. The decrease in occupancy expense between the three month comparison periods is primarily due to decreases in utilities and repair and maintenance expenses.
•Equipment expense. Equipment expense increased between periods primarily due to an increase in software license and maintenance costs associated with outsourcing Union's core application processing system that was finalized during the fourth quarter of 2023.
•Professional fees. Professional fees increased $30 thousand for the three months ended March 31, 2024 compared to the same period in 2023 due to annual increases in engagement fees and other consulting services engagements occurring in 2024 that were not utilized in 2023.
•FDIC insurance assessment. The FDIC insurance assessment increased by $58 thousand between periods due to an increase in the assessment rate as well as overall growth in net assets.
•Advertising and public relations. The $35 thousand increase primarily relates to an increase in advertising campaigns and business development activities during the three months ended March 31, 2024 compared to the same period in 2023.
•Training and development. The increase between the three month comparison periods relates to employee participation at more conferences and educational events during 2024 compared to 2023.
•Amortization of MSRs, net. Income from MSRs is derived from servicing rights acquired through the sale of loans where servicing is retained. Capitalized servicing rights are initially recorded at fair value and amortized in proportion to, and

Union Bankshares, Inc. Page 31

over the period of, the estimated future servicing period of the underlying loans. The amortization of MSRs exceeded new capitalized MSRs during both comparison periods, which resulted in net expense of $40 thousand and $124 thousand for the three months ended March 31, 2024 and 2023, respectively.
•ATM and debit card expense. The increase between the three month comparison periods is primarily related to the costs associated with outsourcing Union's core application processing system that was finalized during the fourth quarter of 2023.
•Donations. Charitable donations are made as part of the Company's on-going commitment to enhancing the economic vitality and social welfare of our communities. Donations increased by $117 thousand between the comparison periods due to contributions made during the three months ended March 31, 2024 related to a state tax credit program to assist a local affordable housing project and a local non-profit rehabilitation project.
Provision for Income Taxes. The Company has provided for current and deferred federal income taxes for the three months ended March 31, 2024 and 2023. The Company's net provision for income taxes was $165 thousand and $459 thousand for the three months ended March 31, 2024 and 2023, respectively. The Company's effective federal corporate income tax rate was 8.8% for the three months ended March 31, 2024 compared to 14.3% for the same period in 2023.
Amortization expense related to limited partnership investments is included as a component of income tax expense and amounted to $412 thousand for the three months ended March 31, 2024 compared to $331 thousand for the same period in 2023. These investments provide tax benefits, including tax credits. Low income housing and rehabilitation tax credits with respect to limited partnership investments are also included as a component of income tax expense and amounted to $450 thousand for the three months ended March 31, 2024 and $347 thousand for the three months ended March 31, 2023.

FINANCIAL CONDITION
At March 31, 2024, the Company had total consolidated assets of $1.42 billion, including gross loans and loans held for sale (total loans) of $1.04 billion, investment securities AFS of $257.7 million, deposits of $1.17 billion, borrowed funds of $150.7 million, subordinated notes of $16.2 million and stockholders' equity of $63.8 million. The Company’s total assets at March 31, 2024 decreased $51.3 million, or 3.5%, from $1.47 billion at December 31, 2023, and increased $55.5 million, or 4.1%, compared to March 31, 2023.
Federal funds sold and overnight deposits decreased $54.7 million, or 74.7%, to $18.5 million as of March 31, 2024 compared to December 31, 2023. The decrease was expected and resulted primarily from the seasonal outflow of municipal deposit dollars as the municipal entities fund their operations.
Net loans and loans held for sale increased $6.2 million, or 0.6%, to $1.03 billion, representing 72.9% of total assets at March 31, 2024, compared to $1.03 billion, or 69.9% of total assets at December 31, 2023. (See Loans Held for Sale and Loan Portfolio below.)
Total deposits decreased $134.0 million, or 10.3%, to $1.17 billion at March 31, 2024, from $1.31 billion at December 31, 2023. There were decreases in noninterest bearing deposits of $28.9 million, or 11.5%, and interest bearing deposits of $115.8 million, or 15.1%, which were partially offset by an increase in time deposits of $10.7 million, or 3.7%. (See Deposits on page 36.)
Borrowed funds at March 31, 2024 were $150.7 million and consisted of $115.7 million of FHLB advances and $35.0 million of borrowings from the FRB. Borrowed funds at December 31, 2023 were $65.7 million and consisted of $55.7 million of FHLB advances and $10.0 million of borrowings from the FRB. (See Borrowings on page 37.)
Stockholders’ equity decreased from $65.8 million at December 31, 2023 to $63.8 million at March 31, 2024, reflecting an increase of $2.9 million in accumulated other comprehensive loss due to a decrease in the fair market value of the Company's AFS investment securities and cash dividends declared of $1.6 million. These decreases were partially offset by net income of $2.4 million for the first three months of 2024, an increase of $146 thousand in additional paid in capital from the vesting of stock based compensation, and a $16 thousand increase due to the issuance of common stock under the DRIP. (See Capital Resources on page 39.)
Loans Held for Sale and Loan Portfolio. Total loans (including loans held for sale) increased $6.2 million, or 0.6%, to $1.04 billion, representing 73.2% of assets at March 31, 2024, from $1.03 billion, representing 70.2% of assets at December 31, 2023. The total loan portfolio at March 31, 2024 increased $62.3 million compared to the March 31, 2023 level of $975.3 million, which represented 71.6% of assets. The Company’s loans consist primarily of adjustable-rate and fixed-rate mortgage loans secured by one-to-four family, multi-family residential or commercial real estate. Real estate secured loans represented $912.2 million, or 87.9% of total loans at March 31, 2024 and $911.5 million, or 88.4% of total loans at December 31, 2023. The net change in the Company's loan portfolio from December 31, 2023 (see table below) resulted primarily from an increase in the volume of residential and municipal loans originated.

Union Bankshares, Inc. Page 32

The composition of the Company's loan portfolio, including loans held for sale, as of March 31, 2024 and December 31, 2023 was as follows:

	March 31, 2024		December 31, 2023
Loan Class	Amount	Percent	Amount	Percent
Residential real estate	(Dollars in thousands)
Non-revolving residential real estate	$402,552	38.8	$397,409	38.5
Revolving residential real estate	19,489	1.9	18,902	1.8
Construction real estate
Commercial construction real estate	36,604	3.5	36,973	3.6
Residential construction real estate	50,806	4.9	51,662	5.0
Commercial real estate
Non-residential commercial real estate	294,853	28.4	298,148	29.0
Multi-family residential real estate	104,461	10.1	105,344	10.2
Commercial	40,672	3.9	40,448	3.9
Consumer	2,360	0.2	2,589	0.3
Municipal	82,372	8.0	76,795	7.4
Loans held for sale	3,415	0.3	3,070	0.3
Total loans	1,037,584	100.0	1,031,340	100.0
ACL on loans	(6,645)		(6,566)
Unamortized net loan costs	1,807		1,752
Net loans and loans held for sale	$1,032,746		$1,026,526
The Company originates and sells qualified residential mortgage loans in various secondary market avenues to mitigate long-term interest rate risk and generate fee income, with a majority of sales made to the FHLMC/Freddie Mac, generally with servicing rights retained. At March 31, 2024, the Company serviced a $1.08 billion residential real estate mortgage portfolio, of which $3.4 million was held for sale and approximately $654.6 million of which was serviced for unaffiliated third parties.
The Company sold $21.7 million of qualified residential real estate loans to the secondary market during the first three months of 2024 compared to sales of $11.8 million during the first three months of 2023. Residential mortgage loan origination activity was strong during the first quarter of 2024. Despite low housing inventory and higher interest rates, purchase activity in the Company's markets is stable, with continued construction loan activity.
The Company also originates commercial real estate and commercial loans under various SBA, USDA and State sponsored programs which provide a government agency guaranty for a portion of the loan amount. There was $2.9 million guaranteed under these various programs at March 31, 2024 on an aggregate balance of $3.7 million in subject loans.
The Company serviced $30.1 million of commercial and commercial real estate loans for unaffiliated third parties as of March 31, 2024. This included $29.1 million of commercial or commercial real estate loans the Company originated and participated out to other financial institutions. These loans were participated in the ordinary course of business on a nonrecourse basis, for liquidity or credit concentration management purposes.
The Company capitalizes MSRs for all loans sold with servicing retained. The unamortized balance of MSRs on loans sold with servicing retained was $1.7 million at March 31, 2024, with an estimated market value in excess of the carrying value as of such date. Management periodically evaluates and measures the servicing assets for impairment.
Qualifying residential first lien mortgage loans and certain commercial real estate loans with a combined carrying value of $326.9 million were pledged as collateral for borrowings from the FHLB under a blanket lien at March 31, 2024.

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

Union Bankshares, Inc. Page 33

Repossessed assets, nonaccrual loans, and loans that are 90 days or more past due are considered to be nonperforming assets. The following table details the composition of the Company's nonperforming assets and amounts utilized to calculate certain asset quality ratios monitored by the Company's management as of the balance sheet dates and March 31, 2023:

	March 31, 2024	December 31, 2023	March 31, 2023
	(Dollars in thousands)
Nonaccrual loans	$1,813	$1,858	$2,174
Loans past due 90 days or more and still accruing interest	60	162	175
Total nonperforming assets	$1,873	$2,020	$2,349

Guarantees of U.S. or state government agencies on the above nonperforming loans	$—	$73	$76
ACL on loans	$6,645	$6,566	$6,934
Net charge-offs (recoveries)	$(1)	$4	$—
Total loans outstanding	$1,037,584	$1,031,340	$975,258
Total average loans outstanding	$1,023,474	$993,959	$962,525
The following table shows trends of certain asset quality ratios monitored by the Company's management as of the balance sheet dates and March 31, 2023:

	March 31, 2024	December 31, 2023	March 31, 2023
	(Dollars in thousands)
ACL on loans to total loans outstanding	0.64%	0.64%	0.71%
ACL on loans to nonperforming loans	354.78%	325.05%	295.19%
ACL on loans to nonaccrual loans	366.52%	353.39%	318.95%
Nonperforming loans to total loans	0.18%	0.20%	0.24%
Nonperforming assets to total assets	0.13%	0.14%	0.17%
Nonaccrual loans to total loans	0.17%	0.18%	0.22%
Delinquent loans (30 days to nonaccruing) to total loans	0.43%	0.55%	0.36%
Net charge-offs (recoveries) to total average loans	—%	—%	—%
Residential real estate	—%	—%	—%
Net recoveries	$(1)	$(1)	$—
Total average loans	$419,763	$380,755	$354,114
Consumer	—%	0.21%	—%
Net charge-offs	$—	$5	$—
Total average loans	$2,521	$2,430	$2,235
All other loan categories did not have charge-offs or recoveries for the periods presented above.
There was one non-revolving residential real estate loan totaling $60 thousand and one revolving residential real estate loan totaling $17 thousand in process of foreclosure at March 31, 2024 and one revolving residential real estate loan totaling $17 thousand in process of foreclosure at December 31, 2023. The aggregate interest income not recognized on nonaccrual loans approximated $166 thousand as of March 31, 2024 and $143 thousand as of December 31, 2023.
The Company had loans rated substandard that were on performing status totaling $1.2 million at March 31, 2024 and December 31, 2023. In management's view, substandard loans represent a higher degree of risk of becoming nonperforming loans in the future.
Allowance for Credit Losses on Loans. Some of the Company’s loan customers ultimately do not make all of their contractually scheduled payments, requiring the Company to charge off a portion or all of the remaining principal balance due. The Company maintains an ACL to absorb such losses. The level of the ACL on loans at March 31, 2024 represents management's estimate of expected credit losses over the expected life of the loans at the balance sheet date. The Company's policy and methodologies for establishing the ACL on loans, described in the Company's 2023 Annual Report did not change

Union Bankshares, Inc. Page 34

during the first three months of 2024. The Company's ACL on loans was $6.6 million at March 31, 2024 and December 31, 2023.
The following table reflects activity in the ACL on loans for the three months ended March 31, 2024 and 2023:

	For the Three Months Ended March 31,
	2024	2023
	(Dollars in thousands)
Balance at beginning of period	$6,566	$8,339
Impact of adoption of ASU No. 2016-13	—	(1,495)
Charge-offs	—	—
Recoveries	1	—
Net recoveries	1	—
Credit loss expense	78	90
Balance at end of period	$6,645	$6,934
The following table (net of loans held for sale) shows the internal breakdown by risk component of the Company's ACL on loans and the percentage of loans in each category to total loans in the respective portfolios at the dates indicated:

	March 31, 2024		December 31, 2023
	Amount	Percent	Amount	Percent
Residential real estate	(Dollars in thousands)
Non-revolving residential real estate	$2,845	38.9	2,361	38.6
Revolving residential real estate	247	1.9	159	1.8
Construction real estate
Commercial construction real estate	420	3.5	1,035	3.6
Residential construction real estate	93	4.9	163	5.0
Commercial real estate
Non-residential commercial real estate	2,454	28.5	2,182	29.0
Multi-family residential real estate	208	10.1	244	10.2
Commercial	307	4.0	352	4.0
Consumer	6	0.2	5	0.3
Municipal	65	8.0	65	7.5
Total	$6,645	100.0	$6,566	100.0

Notwithstanding the categories shown in the table above or any specific allocation under the Company's ACL methodology, all funds in the ACL on loans are available to absorb loan losses in the portfolio, regardless of loan category or specific allocation.
Management believes, in its best estimate, that the ACL on loans at March 31, 2024 is appropriate to cover expected credit losses over the expected life of the Company’s loan portfolio as of such date. However, there can be no assurance that the Company will not sustain losses in future periods which could be greater than the size of the ACL on loans at March 31, 2024. In addition, our banking regulators, as an integral part of their examination process, periodically review our ACL. Such agencies may require us to recognize adjustments to the ACL based on their judgments about information available to them at the time of their examination. A large adjustment to the ACL on loans for losses in future periods could require increased credit loss expense to replenish the ACL on loans, which could negatively affect earnings.
Investment Activities. During the first three months of 2024, investment securities classified as AFS, which are carried at fair value, decreased $6.7 million to $257.7 million, comprising 18.2% of total assets, compared to $264.4 million, or 18.0% of total assets, at December 31, 2023. The decrease between periods is due to an increase in unrealized losses of $3.8 million and returns of principal of $4.1 million, partially offset by a $1.3 million municipal security purchases during the first quarter of 2024.
Net unrealized losses in the Company’s AFS investment securities portfolio were $44.7 million as of March 31, 2024, compared to net unrealized losses of $41.0 million as of December 31, 2023. The Company’s accumulated OCI component of

Union Bankshares, Inc. Page 35

stockholders’ equity at March 31, 2024 reflected cumulative net unrealized losses on investment securities of $34.9 million. There were no securities classified as HTM at March 31, 2024 or December 31, 2023. The increase in unrealized losses is primarily attributable to increases in long term interest rates which are tied to the pricing indexes for the securities. No declines in value were deemed by management to be impairment related to credit losses at March 31, 2024. Deterioration in credit quality and/or imbalances in liquidity that may result from changes in financial market conditions might adversely affect the fair values of the Company’s investment portfolio and the amount of gains or losses ultimately realized on the sale of such securities and may also increase the potential that credit losses may be identified in future periods, resulting in credit loss expense recorded in earnings.
Investment securities AFS with a carrying amount of $883 thousand and $926 thousand were pledged as collateral for public unit deposits or for other purposes as required or permitted by law at March 31, 2024 and December 31, 2023, respectively. Investment securities AFS pledged as collateral for the Discount Window and Bank Term Funding Program (BTFP) borrowings at the Federal Reserve Bank (FRB) consisted of U.S. Government-sponsored enterprises and Agency MBS securities with a fair value of $39.8 million and $8.9 million at March 31, 2024 and December 31, 2023, respectively.
Deposits. The following table shows information concerning the Company's average deposits by account type and weighted average nominal rates at which interest was paid on such deposits for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31, 2024			Three Months Ended March 31, 2023
	Average Amount	Percent of Total Deposits	Average Rate	Average Amount	Percent of Total Deposits	Average Rate
	(Dollars in thousands)
Nontime deposits:
Noninterest bearing deposits	$227,866	18.8	—	$273,971	22.6	—
Interest bearing checking accounts	312,336	25.8	1.34%	314,156	25.9	0.31%
Money market accounts	259,265	21.4	2.54%	249,195	20.5	0.62%
Savings accounts	147,126	12.2	0.04%	179,243	14.8	0.04%
Total nontime deposits	946,593	78.2	1.14%	1,016,565	83.8	0.24%
Total time deposits	263,665	21.8	3.89%	195,772	16.2	0.85%
Total deposits	$1,210,258	100.0	1.74%	$1,212,337	100.0	0.30%
During the first three months of 2024, average total deposits decreased by $2.1 million, or 0.2%, compared to the three months ended March 31, 2023. The average balance of total non-time deposits decreased $70.0 million between periods primarily due to decreases of $46.1 million in noninterest bearing deposits, $32.1 million in saving accounts, and $1.8 million in interest bearing checking accounts, partially offset by an increase of $10.1 million in money market accounts. The decrease in average noninterest bearing deposits is primarily attributable to the maturity and the early payoff of purchased nonreciprocal ICS deposits from IntraFi during the three months ended March 31, 2024. The decreases in the other categories are attributable to customers spending down deposit balances, the loss of deposit dollars to competing financial institutions and brokerage firms, and customers shifting monies into time deposits as they continue to seek higher yields. The average balance in total time deposits increased $67.9 million between periods due to an increase of $59.8 million in average customer time deposit accounts as customers took advantage of higher rate paying CDs as well as an $8.1 million increase in average retail brokered deposits.
The Company participates in CDARS, which permits it to offer full deposit insurance coverage to its customers by exchanging deposit balances with other CDARS participants. CDARS also provides the Company with an additional source of funding and liquidity through the purchase of deposits. There were $1.5 million purchased CDARS deposits as of March 31, 2024 and no purchased CDARS at December 31, 2023. There were $12.7 million and $11.7 million of time deposits of $250,000 or less on the balance sheet at March 31, 2024 and December 31, 2023, respectively, which were exchanged with other CDARS participants.
The Company also participates in the ICS program, a service through which it can offer its customers demand or savings deposit products with access to unlimited FDIC insurance, while receiving reciprocal deposits from other FDIC-insured banks. Like the exchange of certificate of deposit accounts through CDARS, exchange of demand or savings deposits through ICS provides a depositor with full deposit insurance coverage of excess balances, thereby helping the Company retain the full amount of the deposit on its balance sheet. As with the CDARS program, in addition to reciprocal deposits, participating banks may also purchase one-way ICS deposits. There were $173.3 million and $232.6 million in exchanged ICS demand and money market deposits on the balance sheet at March 31, 2024 and December 31, 2023, respectively. There were no purchased ICS deposits at March 31, 2024, however, there were $50.2 million in purchased ICS deposits at December 31, 2023.

Union Bankshares, Inc. Page 36

At March 31, 2024 there were $100.0 million of retail brokered deposits at a weighted average rate of 5.31% issued under a master certificate of deposit program with a deposit broker for six and nine month terms for the purpose of providing a supplemental source of funding and liquidity. There were $103.0 million of retail brokered deposits at December 31, 2023 at a weighted average rate of 5.07%.
Uninsured deposits have been estimated to include deposits with balances greater than the FDIC insurance coverage limit of $250 thousand. This estimate by management is based on the same methodologies and assumptions used for regulatory reporting requirements. At March 31, 2024, the Company had total estimated uninsured deposit accounts totaling $389.2 million, or 33.2% of total deposits. Uninsured deposits include $27.1 million of municipal deposits that were collateralized under applicable state regulations by investment securities or letters of credit issued by the FHLB at March 31, 2024, as described below under Borrowings.
The following table provides a maturity distribution of the Company’s time deposits in amounts in excess of the $250 thousand FDIC insurance limit at March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
	(Dollars in thousands)
Within 3 months	$10,830	$11,512
3 to 6 months	14,032	10,800
6 to 12 months	20,252	19,872
Over 12 months	302	622
	$45,416	$42,806

Borrowings. Advances from the FHLB are another key source of funds to support earning assets. These funds are also used to manage the Bank's interest rate and liquidity risk exposures. Borrowed funds included FHLB advances of $115.7 million with a weighted average rate of 4.03% at March 31, 2024 and $55.7 million with a weighted average rate of 3.68% at December 31, 2023.
The Company has the authority, up to its available borrowing capacity with the FHLB, to collateralize public unit deposits with letters of credit issued by the FHLB. FHLB letters of credit in the amount of $44.2 million and $42.4 million were utilized as collateral for these deposits at March 31, 2024 and December 31, 2023, respectively. The Company's reimbursement obligations to the FHLB relating to these letters of credit are secured by pledged collateral, which reduces the Company's available borrowing capacity with the FHLB. Total fees paid by the Company in connection with the issuance of these letters of credit were $11 thousand and $13 thousand for the three months ended March 31, 2024 and 2023, respectively.
In March 2023, the FRB created the BTFP to provide an additional source of liquidity funding to U.S. depository institutions. Advances under this program are secured by qualifying investment assets consisting of eligible U.S. Government-sponsored enterprises and Agency MBS securities valued at par. At March 31, 2024 the Company had outstanding BTFP advances of $35.0 million with a weighted average rate of 5.22% and $10.0 million with a weighted average rate of 4.85% at December 31, 2023. The FRB ceased making new loans under this program on March 11, 2024.
In August 2021, the Company completed the private placement of $16.5 million in aggregate principal amount of fixed-to-floating rate subordinated notes due 2031 to certain qualified institutional buyers and accredited investors. The Notes initially bear interest, payable semi-annually, at the rate of 3.25% per annum, until September 1, 2026. From and including September 1, 2026, the interest rate applicable to the outstanding principal amount due will reset quarterly to the then current three-month secured overnight financing rate (SOFR) plus 263 basis points. The Notes are presented in the consolidated balance sheets net of unamortized issuance costs of $253 thousand and $261 thousand at March 31, 2024 and December 31, 2023, respectively.

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

Union Bankshares, Inc. Page 37

do not represent the Company’s exposure to credit loss. The Company controls the risk of interest rate cap agreements through credit approvals, borrowing limits, and monitoring procedures. The Company generally requires collateral or other security to support financial instruments with credit risk.
The following table details the contractual or notional amount of financial instruments that represented credit risk at the balance sheet dates:

	March 31, 2024	December 31, 2023
	(Dollars in thousands)
Commitments to originate loans	$34,029	$35,193
Unused lines of credit	192,426	192,104
Standby and commercial letters of credit	1,552	1,557
Credit card arrangements	149	157
FHLB Mortgage Partnership Finance credit enhancement obligation, net	781	744
Commitment to purchase investment in a real estate limited partnership	2,000	—
Total	$230,937	$229,755
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
The Company did not hold any derivative or hedging instruments at March 31, 2024 or December 31, 2023.
In addition to commitments arising from the Company’s financial instruments, in the normal course of business the Company enters into contractual commitments from time to time for the purchase or lease of property, including real property for its banking premises.
The Company records an ACL on off-balance sheet credit exposures through a charge or credit to Credit loss (benefit) expense on the consolidated statements of income to account for the change in the ACL on off-balance sheet exposures between reporting periods. The ACL on off-balance sheet credit exposures totaled $925 thousand and $1.4 million at March 31, 2024 and December 31, 2023, respectively, and was included in Accrued interest and other liabilities on the consolidated balance sheets. There was $308 thousand and $16 thousand of credit loss benefit for off-balance sheet credit exposures recorded for the three months ended March 31, 2024 and 2023 respectively.

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
As of March 31, 2024, Union, as a member of FHLB, had access to unused lines of credit up to $26.1 million over and above the $161.6 million in combined outstanding FHLB borrowings and other credit subject to collateralization and to the purchase of required FHLB Class B common stock and evaluation by the FHLB of the underlying collateral available. This line of credit can be used for either short-term or long-term liquidity or other funding needs. In April 2024, the Company pledged investment securities AFS to the FHLB having a fair value of $87.0 million which resulted in an increase in borrowing capacity of $83.6 million, for a total of $109.7 million in borrowing availability.
Union also maintains an IDEAL Way Line of Credit with the FHLB. The total line available was $551 thousand at March 31, 2024. There were no borrowings against this line of credit as of such date. Interest on this line is chargeable at a rate determined by the FHLB and payable monthly. Should Union utilize this line of credit, qualified portions of the loan and investment portfolios would collateralize these borrowings.
In addition to its borrowing arrangements with the FHLB, Union maintains a pre-approved federal funds line of credit totaling $15.0 million with an upstream correspondent bank, a master brokered deposit agreement with a brokerage firm, and one-way buy options with CDARS and ICS. At March 31, 2024, there were no purchased ICS deposits, $1.5 million in purchased

Union Bankshares, Inc. Page 38

CDARS deposits, $100.0 million in retail brokered deposits issued under a master certificate of deposit program with a broker, and no outstanding advances on the Union or Company correspondent lines.
In response to high profile bank failures in 2023, the Federal Reserve created the BTFP to provide liquidity to U.S. Depository institutions which allowed any federally insured depository institution to pledge as collateral its investment portfolio at par, not at fair market value. At March 31, 2024, the Company had outstanding BTFP advances of $35.0 million.
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
Stockholders’ equity decreased from $65.8 million at December 31, 2023 to $63.8 million at March 31, 2024, reflecting an increase of $2.9 million in accumulated other comprehensive loss due to a decrease in the fair market value of the Company's AFS investment securities and cash dividends declared of $1.6 million during the three months ended March 31, 2024. These decreases were partially offset by net income of $2.4 million for the first three months of 2024, an increase of $146 thousand in additional paid in capital from the vesting of stock based compensation, and a $16 thousand increase due to the issuance of common stock under the DRIP. The components of other comprehensive loss are illustrated in Note 10 of the unaudited consolidated financial statements.
The Company has 7,500,000 shares of $2.00 par value common stock authorized. As of March 31, 2024, the Company had 4,995,348 shares issued, of which 4,519,388 were outstanding and 475,960 were held in treasury.
In December 2023, the Company's Board reauthorized for 2024 the limited stock repurchase plan that was initially established in May of 2010. The limited stock repurchase plan allows the repurchase of up to a fixed number of shares of the Company's common stock each calendar quarter in open market purchases or privately negotiated transactions, as management deems advisable and as market conditions may warrant. The repurchase authorization for a calendar quarter (currently 2,500 shares) expires at the end of that quarter to the extent it has not been exercised, and is not carried forward into future quarters. The quarterly repurchase authorization expires on December 31, 2024, unless reauthorized. The Company had no repurchases under this program during the first three months of 2024.
The Company maintains a DRIP whereby registered stockholders may elect to reinvest cash dividends and make optional cash contributions to purchase additional shares of the Company's common stock. The Company has reserved 200,000 shares of its common stock for issuance and sale under the DRIP. As of March 31, 2024, 11,289 shares of stock had been issued from treasury stock under the DRIP.
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

Union Bankshares, Inc. Page 39

required total risk-based capital, Tier I risk-based and common equity Tier I capital to risk-weighted assets they must maintain to avoid limits on capital distributions and certain bonus payments to executive officers and similar employees.
As shown in the table below, as of March 31, 2024, both the Company and Union met all capital adequacy requirements to which they are subject and Union exceeded the requirements for a "well capitalized" bank under the FDIC's Prompt Corrective Action framework. There were no conditions or events between March 31, 2024 and the date of this report that management believes have changed either company’s regulatory capital category.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of March 31, 2024	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Company:
Total capital to risk weighted assets	$120,308	13.36%	$72,041	8.00%	N/A	N/A
Tier I capital to risk weighted assets	96,491	10.72%	54,006	6.00%	N/A	N/A
Common Equity Tier 1 to risk weighted assets	96,491	10.72%	40,505	4.50%	N/A	N/A
Tier I capital to average assets	96,491	6.58%	58,657	4.00%	N/A	N/A

Union:
Total capital to risk weighted assets	$120,014	13.34%	$71,972	8.00%	$89,966	10.00%
Tier I capital to risk weighted assets	112,445	12.50%	53,974	6.00%	71,965	8.00%
Common Equity Tier 1 to risk weighted assets	112,445	12.50%	40,480	4.50%	58,471	6.50%
Tier I capital to average assets	112,445	7.67%	58,641	4.00%	73,302	5.00%
Dividends paid by Union are the primary source of funds available to the Company for payment of dividends to its stockholders. Union is subject to certain requirements imposed by federal banking laws and regulations, which among other things, establish minimum levels of capital and restrict the amount of dividends that may be distributed by Union to the Company.
Quarterly cash dividends of $0.36 per share were paid during the first quarter of 2024 and were declared in April for the second quarter, payable on May 2, 2024 to stockholders of record on April 27, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Omitted, in accordance with the regulatory relief available to smaller reporting companies in SEC Release Nos. 33-10513 (effective September 10, 2018).

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer, with the assistance of the Disclosure Control Committee, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2024. Based on this evaluation they concluded that those disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files with the Commission is accumulated and communicated to the Company’s management, including its principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required information.
Changes in Internal Controls over Financial Reporting. There was no change in the Company's internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act, during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Union Bankshares, Inc. Page 40

PART II  OTHER INFORMATION

Item 1. Legal Proceedings.
In the normal course of business, the Company is involved in various legal and other proceedings. In the opinion of management, any liability resulting from such proceedings is not expected to have a material adverse effect on the Company’s consolidated financial condition or results of operations.

Item 1A. Risk Factors
There have been no material changes in the risk factors discussed in Part I-Item 1A, "Risk Factors" in the Company’s 2023 Annual Report since the date of the filing of that report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The Company did not issue any unregistered shares during the quarter ended March 31, 2024.
There were no repurchases of the Company's equity securities during the quarter ended March 31, 2024.

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
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the unaudited consolidated balance sheets, (ii) the unaudited consolidated statements of income for the three months ended March 31, 2024 and 2023, (iii) the unaudited consolidated statements of comprehensive income for the three months ended March 31, 2024 and 2023, (iv) the unaudited consolidated statements of changes in stockholders' equity, (iv) the unaudited consolidated statements of cash flows and (v) related notes.

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

Union Bankshares, Inc.

May 14, 2024	/s/ David S. Silverman
David S. Silverman
Director, President and Chief Executive Officer

May 14, 2024	/s/ Karyn J. Hale
Karyn J. Hale
Chief Financial Officer
(Principal Financial Officer)

Union Bankshares, Inc. Page 41

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

101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the unaudited consolidated balance sheets, (ii) the unaudited consolidated statements of income for the three months ended March 31, 2024 and 2023, (iii) the unaudited consolidated statements of comprehensive income for the three months ended March 31, 2024 and 2023, (iv) the unaudited consolidated statements of changes in stockholders' equity, (iv) the unaudited consolidated statements of cash flows and (v) related notes.

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