Form 10-Q
period 2024-06-30
UNION BANKSHARES INC
filed 2024-08-09
CIK 706863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2024

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐      No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of July 26, 2024.

Common Stock, $2 par value	4,523,870	shares

UNION BANKSHARES, INC.
TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	June 30, 2024	December 31, 2023
	(Unaudited)
Assets	(Dollars in thousands)
Cash and due from banks	$4,490	$4,429
Federal funds sold and overnight deposits	26,017	73,237
Cash and cash equivalents	30,507	77,666
Interest bearing deposits in banks	13,943	14,690
Investment securities available-for-sale	252,520	264,383
Other investments	1,657	1,500
Total investments	254,177	265,883
Loans held for sale	6,224	3,070
Loans	1,005,989	1,028,270
Allowance for credit losses on loans	(6,893)	(6,566)
Net deferred loan costs	1,931	1,752
Net loans	1,001,027	1,023,456
Premises and equipment, net	20,646	20,771
Other assets	71,922	63,343
Total assets	$1,398,446	$1,468,879
Liabilities and Stockholders’ Equity
Liabilities
Deposits
Noninterest bearing	$222,928	$250,992
Interest bearing	558,658	765,689
Time	271,722	288,922
Total deposits	1,053,308	1,305,603
Borrowed funds	247,096	65,696
Subordinated notes	16,256	16,239
Accrued interest and other liabilities	17,740	15,534
Total liabilities	1,334,400	1,403,072
Commitments and Contingencies
Stockholders’ Equity
Common stock, $2.00 par value; 7,500,000 shares authorized; 4,999,220 shares issued at June 30, 2024 and 4,995,348 shares issued at December 31, 2023	9,999	9,991
Additional paid-in capital	2,928	2,621
Retained earnings	90,654	89,472
Treasury stock at cost; 475,353 shares at June 30, 2024 and 476,500 shares at December 31, 2023	(4,312)	(4,322)
Accumulated other comprehensive loss	(35,223)	(31,955)
Total stockholders' equity	64,046	65,807
Total liabilities and stockholders' equity	$1,398,446	$1,468,879

See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 1

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest and dividend income	(Dollars in thousands, except per share data)
Interest and fees on loans	$14,540	$11,876	$27,912	$23,081
Interest on debt securities:
Taxable	1,057	1,154	2,150	2,328
Tax exempt	527	514	1,045	927
Dividends	104	47	184	88
Interest on federal funds sold and overnight deposits	194	110	637	214
Interest on interest bearing deposits in banks	130	102	245	209
Total interest and dividend income	16,552	13,803	32,173	26,847
Interest expense
Interest on deposits	4,882	3,299	10,121	5,742
Interest on borrowed funds	2,044	743	3,275	1,227
Interest on subordinated notes	142	143	285	285
Total interest expense	7,068	4,185	13,681	7,254
Net interest income	9,484	9,618	18,492	19,593
Credit loss expense (benefit), net	388	(96)	158	(22)
Net interest income after credit loss expense (benefit)	9,096	9,714	18,334	19,615
Noninterest income
Wealth management income	273	240	528	451
Service fees	1,735	1,740	3,397	3,434
Net gains on sales of loans held for sale	341	306	628	500
Net gains on other investments	33	56	128	102
Other income	383	141	651	281
Total noninterest income	2,765	2,483	5,332	4,768
Noninterest expenses
Salaries and wages	3,774	3,673	7,327	7,175
Employee benefits	1,631	1,471	3,120	2,848
Occupancy expense, net	544	482	1,113	1,060
Equipment expense	1,017	882	1,960	1,779
Other expenses	2,815	2,555	5,484	4,951
Total noninterest expenses	9,781	9,063	19,004	17,813
Income before provision for income taxes	2,080	3,134	4,662	6,570
Provision for income taxes	61	435	226	894
Net income	$2,019	$2,699	$4,436	$5,676
Basic earnings per common share	$0.45	$0.60	$0.98	$1.26
Diluted earnings per common share	$0.45	$0.60	$0.98	$1.26
Weighted average number of common shares outstanding	4,521,829	4,508,593	4,520,519	4,508,845
Weighted average common and potential common shares for diluted EPS	4,553,124	4,539,288	4,545,153	4,521,091
Dividends per common share	$0.36	$0.36	$0.72	$0.72

See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 2

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in thousands)
Net income	$2,019	$2,699	$4,436	$5,676
Other comprehensive (loss) income, net of tax:
Investment securities available-for-sale:
Net unrealized holding (losses) gains arising during the period on investment securities available-for-sale	(329)	(2,737)	(3,268)	1,168
Total other comprehensive (loss) income	(329)	(2,737)	(3,268)	1,168
Total comprehensive income (loss)	$1,690	$(38)	$1,168	$6,844

See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 3

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)

	Three Month Periods Ended June 30, 2024 and 2023
	Common Stock					Accumulated other comprehensive loss
	Shares, net of treasury	Amount	Additional paid-in capital	Retained earnings	Treasury stock		Total stockholders’ equity
	(Dollars in thousands, except per share data)
Balances March 31, 2024	4,519,388	$9,991	$2,778	$90,262	$(4,317)	$(34,894)	$63,820
Net income	—	—	—	2,019	—	—	2,019
Other comprehensive loss	—	—	—	—	—	(329)	(329)
Dividend reinvestment plan	607	—	12	—	5	—	17
Cash dividends declared ($0.36 per share)	—	—	—	(1,627)	—	—	(1,627)
Stock based compensation expense	3,872	8	138	—	—	—	146
Balances, June 30, 2024	4,523,867	$9,999	$2,928	$90,654	$(4,312)	$(35,223)	$64,046

Balances March 31, 2023	4,506,950	$9,965	$2,353	$86,060	$(4,272)	$(33,514)	$60,592
Net income	—	—	—	2,699	—	—	2,699
Other comprehensive loss	—	—	—	—	—	(2,737)	(2,737)
Dividend reinvestment plan	835	—	11	—	7	—	18
Cash dividends declared ($0.36 per share)	—	—	—	(1,623)	—	—	(1,623)
Stock based compensation expense	1,788	4	101	—	—	—	105
Balances, June 30, 2023	4,509,573	$9,969	$2,465	$87,136	$(4,265)	$(36,251)	$59,054

	Six Month Periods Ended June 30, 2024 and 2023
	Common Stock					Accumulated other comprehensive loss
	Shares, net of treasury	Amount	Additional paid-in capital	Retained earnings	Treasury stock		Total stockholders’ equity
	(Dollars in thousands, except per share data)
Balances, December 31, 2023	4,518,848	$9,991	$2,621	$89,472	$(4,322)	$(31,955)	$65,807
Net income	—	—	—	4,436	—	—	4,436
Other comprehensive loss	—	—	—	—	—	(3,268)	(3,268)
Dividend reinvestment plan	1,147	—	23	—	10	—	33
Cash dividends declared ($0.72 per share)	—	—	—	(3,254)	—	—	(3,254)
Stock based compensation expense	3,872	8	284	—	—	—	292
Balances, June 30, 2024	4,523,867	$9,999	$2,928	$90,654	$(4,312)	$(35,223)	$64,046

Balances, December 31, 2022	4,508,587	$9,965	$2,225	$84,669	$(4,220)	$(37,419)	$55,220
Impact of adoption of ASU No. 2016-13	—	—	—	37	—	—	37
Net income	—	—	—	5,676	—	—	5,676
Other comprehensive income	—	—	—	—	—	1,168	1,168
Dividend reinvestment plan	1,728	—	26	—	15	—	41
Cash dividends declared ($0.72 per share)	—	—	—	(3,246)	—	—	(3,246)
Stock based compensation expense	1,788	4	214	—	—	—	218
Purchase of treasury stock	(2,530)	—	—	—	(60)	—	(60)
Balances, June 30, 2023	4,509,573	$9,969	$2,465	$87,136	$(4,265)	$(36,251)	$59,054
See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 4

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash Flows From Operating Activities	(Dollars in thousands)
Net income	$4,436	$5,676
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	823	812
Credit loss expense (benefit)	158	(22)
Deferred income tax provision	9	30
Net amortization of premiums on investment securities	276	259
Equity in losses of limited partnerships	824	661
Stock based compensation expense	292	218
Net increase in unamortized loan costs	(179)	(220)
Proceeds from sales of loans held for sale	41,591	30,084
Origination of loans held for sale	(44,117)	(31,551)
Net gains on sales of loans held for sale	(628)	(500)
Net gains on disposals of premises and equipment	(19)	(1)
Net gains on other investments	(128)	(102)
Decrease in accrued interest receivable	686	363
Amortization of debt issuance costs	17	17
Increase in other assets	(1,230)	(1,065)
Increase in other liabilities	2,300	1,086
Net cash provided by operating activities	5,111	5,745
Cash Flows From Investing Activities
Interest bearing deposits in banks
Proceeds from maturities and redemptions	2,739	2,490
Purchases	(1,992)	(1,245)
Investment securities available-for-sale
Proceeds from maturities, calls and paydowns	8,698	8,303
Purchases	(1,299)	(24,923)
Net purchases of other investments	(29)	(12)
Net increase in nonmarketable stock	(6,183)	(2,878)
Net decrease in loans	22,280	22,618
Recoveries of loans charged off	12	1
Net purchases of premises and equipment	(721)	(402)
Proceeds from Company-owned life insurance death benefit	235	—
Investments in limited partnerships	(1,936)	(853)
Proceeds from sales of premises and equipment	42	16
Net cash provided by investing activities	21,846	3,115

Union Bankshares, Inc. Page 5

	Six Months Ended June 30,
	2024	2023

Cash Flows From Financing Activities	(Dollars in thousands)
Advances on long-term borrowings	205,000	95,349
Repayment of long-term borrowings	(90,000)	—
Net increase (decrease) in short-term borrowings outstanding	66,400	(24,800)
Net decrease in noninterest bearing deposits	(28,064)	(47,509)
Net decrease in interest bearing deposits	(207,031)	(129,703)
Net (decrease) increase in time deposits	(17,200)	98,986
Purchase of treasury stock	—	(60)
Dividends paid	(3,221)	(3,205)
Net cash used in financing activities	(74,116)	(10,942)
Net decrease in cash and cash equivalents	(47,159)	(2,082)
Cash and cash equivalents
Beginning of period	77,666	37,885
End of period	$30,507	$35,803
Supplemental Disclosures of Cash Flow Information
Interest paid	$12,664	$6,631
Income taxes paid	$—	$725

Supplemental Schedule of Noncash Investing Activities
Investment in limited partnerships acquired by capital contributions payable	$1,712	$—
Right-of-use operating lease assets obtained in exchange for operating lease liabilities	$—	$350

Dividends paid on Common Stock:
Dividends declared	$3,254	$3,246
Dividends reinvested	(33)	(41)
	$3,221	$3,205

See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 6

UNION BANKSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
Note 1.    Basis of Presentation
The accompanying unaudited interim consolidated financial statements of Union Bankshares, Inc. and Subsidiary (together, the Company) as of June 30, 2024, and for the three and six months ended June 30, 2024 and 2023, have been prepared in conformity with GAAP for interim financial information, general practices within the banking industry, and the accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (2023 Annual Report). The Company's sole subsidiary is Union Bank. In the opinion of the Company’s management, all adjustments, consisting only of normal recurring adjustments and disclosures necessary for a fair presentation of the information contained herein, have been made. This information should be read in conjunction with the Company’s 2023 Annual Report. The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2024, or any future interim period.
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

Union Bankshares, Inc. Page 7

Note 3. Per Share Information
The following table presents the reconciliation between the calculation of basic EPS and diluted EPS for the three and six months ended June 30, 2024 and 2023:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in thousands, except per share data)
Net income	$2,019	$2,699	$4,436	$5,676
Weighted average common shares outstanding for basic EPS	4,521,829	4,508,593	4,520,519	4,508,845
Dilutive effect of stock-based awards (1)	31,295	30,695	24,634	12,246
Weighted average common and potential common shares for diluted EPS	4,553,124	4,539,288	4,545,153	4,521,091
Earnings per common share:
Basic EPS	$0.45	$0.60	$0.98	$1.26
Diluted EPS	$0.45	$0.60	$0.98	$1.26
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

Union Bankshares, Inc. Page 8

Note 5. Investment Securities
Debt securities AFS as of the balance sheet dates consisted of the following:

June 30, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. Government-sponsored enterprises	$43,521	$3	$(4,932)	$38,592
Agency mortgage-backed	175,418	—	(32,450)	142,968
State and political subdivisions	73,355	228	(7,841)	65,742
Corporate	5,365	1	(148)	5,218
Total	$297,659	$232	$(45,371)	$252,520

December 31, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. Government-sponsored enterprises	$44,153	$—	$(4,802)	$39,351
Agency mortgage-backed	182,568	88	(30,272)	152,384
State and political subdivisions	72,254	395	(6,210)	66,439
Corporate	6,358	—	(149)	6,209
Total	$305,333	$483	$(41,433)	$264,383
There were no investment securities HTM at June 30, 2024 or December 31, 2023. Investment securities AFS with fair value of $88.1 million and $926 thousand were pledged as collateral for FHLB borrowings and other credit subject to collateralization, public unit deposits or for other purposes as required or permitted by law at June 30, 2024 and December 31, 2023, respectively. Investment securities AFS pledged as collateral for the Discount Window and BTFP borrowings at the FRB consisted of U.S. government-sponsored enterprises and Agency MBS with a fair value of $39.8 million and $8.9 million at June 30, 2024 and December 31, 2023, respectively. The Company utilized BTFP as a source of liquidity during 2023 until the BTFP ceased making new loans in March 2024.

The amortized cost and estimated fair value of debt securities by contractual scheduled maturity as of June 30, 2024 were as follows:

	Amortized Cost	Fair Value
Available-for-sale	(Dollars in thousands)
Due in one year or less	$513	$504
Due from one to five years	31,968	29,215
Due from five to ten years	18,494	16,576
Due after ten years	71,266	63,257
	122,241	109,552
Agency mortgage-backed	175,418	142,968
Total debt securities available-for-sale	$297,659	$252,520

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

Union Bankshares, Inc. Page 9

Information pertaining to all AFS debt securities with gross unrealized losses, for which an ACL has not been recorded, as of the balance sheet dates, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

June 30, 2024	Less Than 12 Months			12 Months and over			Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
		(Dollars in thousands)
U.S. Government- sponsored enterprises	1	$77	$—	32	$36,050	$(4,932)	33	$36,127	$(4,932)
Agency mortgage-backed	2	4,747	(22)	93	138,221	(32,428)	95	142,968	(32,450)
State and political subdivisions	6	6,984	(185)	75	53,610	(7,656)	81	60,594	(7,841)
Corporate	—	—	—	10	4,717	(148)	10	4,717	(148)
Total	9	$11,808	$(207)	210	$232,598	$(45,164)	219	$244,406	$(45,371)

December 31, 2023	Less Than 12 Months			12 Months and over			Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
		(Dollars in thousands)
U.S. Government- sponsored enterprises	2	$2,891	$(4)	32	$36,460	$(4,798)	34	$39,351	$(4,802)
Agency mortgage-backed	—	—	—	93	147,260	(30,272)	93	147,260	(30,272)
State and political subdivisions	10	14,532	(276)	65	40,720	(5,934)	75	55,252	(6,210)
Corporate	—	—	—	13	6,209	(149)	13	6,209	(149)
Total	12	$17,423	$(280)	203	$230,649	$(41,153)	215	$248,072	$(41,433)

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

No ACL for AFS debt securities was recorded at June 30, 2024 or December 31, 2023. Accrued interest receivable on AFS debt securities totaled $1.3 million and $1.4 million at June 30, 2024 and December 31, 2023, respectively, and is excluded from the estimate of credit losses.

There were no sales of investment securities AFS for the three and six months ended June 30, 2024 and 2023.

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
The composition of Net loans as of the balance sheet dates, by regulatory call report code segmentation based on underlying collateral or purpose for certain loan types, was as follows:

	June 30, 2024	December 31, 2023
Residential real estate	(Dollars in thousands)
Non-revolving residential real estate	$417,225	$397,409
Revolving residential real estate	21,486	18,902
Construction real estate
Commercial construction real estate	47,172	36,973
Residential construction real estate	48,005	51,662
Commercial real estate
Non-residential commercial real estate	296,805	298,148
Multi-family residential real estate	102,586	105,344
Commercial	40,402	40,448
Consumer	2,525	2,589
Municipal	29,783	76,795
Gross loans	1,005,989	1,028,270
ACL on loans	(6,893)	(6,566)
Net deferred loan costs	1,931	1,752
Net loans	$1,001,027	$1,023,456
Qualifying residential first mortgage loans and certain commercial real estate loans with an aggregate carrying value of $362.5 million and $343.7 million were pledged as collateral for borrowings from the FHLB under a blanket lien at June 30, 2024 and December 31, 2023, respectively.
Accrued interest receivable on loans totaled $3.4 million and $4.0 million at June 30, 2024 and December 31, 2023, respectively, and is excluded from the estimate of credit losses described in Note 7.

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

Union Bankshares, Inc. Page 12

Changes in the ACL on loans, by segment of loans, for the three and six months ended June 30, 2024 and 2023 were as follows:

For The Three Months Ended June 30, 2024	Balance, March 31, 2024	Charge-Offs	Recoveries	Credit Loss Expense (Benefit)	Balance, June 30, 2024
	(Dollars in thousands)
Non-revolving residential real estate	$2,845	$—	$10	$112	$2,967
Revolving residential real estate	247	—	—	26	273
Residential real estate	3,092	—	10	138	3,240
Commercial construction real estate	420	—	—	124	544
Residential construction real estate	93	—	—	(5)	88
Construction real estate	513	—	—	119	632
Non-residential commercial real estate	2,454	—	—	15	2,469
Multi-family residential real estate	208	—	—	(1)	207
Commercial real estate	2,662	—	—	14	2,676
Commercial	307	—	1	4	312
Consumer	6	(1)	—	2	7
Municipal	65	—	—	(39)	26
Total	$6,645	$(1)	$11	$238	$6,893

For The Six Months Ended June 30, 2024	Balance, December 31, 2023	Charge-Offs	Recoveries	Credit Loss Expense (Benefit)	Balance, June 30, 2024
	(Dollars in thousands)
Non-revolving residential real estate	$2,361	$—	$11	$595	$2,967
Revolving residential real estate	159	—	—	114	273
Residential real estate	2,520	—	11	709	3,240
Commercial construction real estate	1,035	—	—	(491)	544
Residential construction real estate	163	—	—	(75)	88
Construction real estate	1,198	—	—	(566)	632
Non-residential commercial real estate	2,182	—	—	287	2,469
Multi-family residential real estate	244	—	—	(37)	207
Commercial real estate	2,426	—	—	250	2,676
Commercial	352	—	1	(41)	312
Consumer	5	(1)	—	3	7
Municipal	65	—	—	(39)	26
Total	$6,566	$(1)	$12	$316	$6,893

Union Bankshares, Inc. Page 13

For The Three Months Ended June 30, 2023	Balance, March 31, 2023	Charge-Offs	Recoveries	Credit Loss Expense (Benefit)	Balance, June 30, 2023
	(Dollars in thousands
Non-revolving residential real estate	$2,071	$—	$—	$121	$2,192
Revolving residential real estate	143	—	—	1	144
Residential real estate	2,214	—	—	122	2,336
Commercial construction real estate	1,713	—	—	(188)	1,525
Residential construction real estate	148	—	—	1	149
Construction real estate	1,861	—	—	(187)	1,674
Non-residential commercial real estate	2,186	—	—	(34)	2,152
Multi-family residential real estate	221	—	—	11	232
Commercial real estate	2,407	—	—	(23)	2,384
Commercial	368	—	—	(14)	354
Consumer	5	(4)	1	3	5
Municipal	79	—	—	(52)	27
Total	$6,934	$(4)	$1	$(151)	$6,780

For The Six Months Ended June 30, 2023	Balance, December 31, 2022	Impact of Adoption of ASU No. 2016-13	Charge-Offs	Recoveries	Credit Loss Expense (Benefit)	Balance, June 30, 2023
	(Dollars in thousands
Non-revolving residential real estate	$2,294	$(270)	$—	$—	$168	$2,192
Revolving residential real estate	123	25	—	—	(4)	144
Residential real estate	2,417	(245)	—	—	164	2,336
Commercial construction real estate	611	982	—	—	(68)	1,525
Residential construction real estate	421	(290)	—	—	18	149
Construction real estate	1,032	692	—	—	(50)	1,674
Non-residential commercial real estate	2,931	(757)	—	—	(22)	2,152
Multi-family residential real estate	1,004	(780)	—	—	8	232
Commercial real estate	3,935	(1,537)	—	—	(14)	2,384
Commercial	301	191	—	—	(138)	354
Consumer	10	(5)	(4)	1	3	5
Municipal	95	(42)	—	—	(26)	27
Unallocated	549	(549)	—	—	—	—
Total	$8,339	$(1,495)	$(4)	$1	$(61)	$6,780

Union Bankshares, Inc. Page 14

The Company's ACL on off-balance sheet credit exposures is recognized as a liability within Accrued interest and other liabilities on the consolidated balance sheets, with adjustments to the ACL recognized in Credit loss expense (benefit) in the consolidated statements of income. The Company's activity in the ACL on off-balance sheet credit exposures for the three and six months ended June 30, 2024 and 2023 were as follows:

	For The Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
ACL on Off-Balance Sheet Credit Exposures	(Dollars in thousands)
Balance at beginning of period	$925	$1,442	$1,233	$—
Impact of adoption of ASU No. 2016-13	—	—	—	1,458
Credit loss expense (benefit)	150	55	(158)	39
Balance at end of period	$1,075	$1,497	$1,075	$1,497

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

Union Bankshares, Inc. Page 15

The following tables summarize the Company's loans by year of origination and by loan ratings applied by management to the Company's loans by segment as of June 30, 2024 and December 31, 2023:

June 30, 2024	2024	2023	2022	2021	2020	Prior	Revolving	Total
Residential Real Estate	(Dollars in thousands)
Pass	$34,289	$78,804	$109,246	$81,046	$28,712	$57,257	$—	$389,354
Satisfactory/Monitor	3,246	4,301	7,215	5,060	2,239	5,653	—	27,714
Substandard	—	—	—	—	—	157	—	157
Non-revolving residential real estate	37,535	83,105	116,461	86,106	30,951	63,067	—	417,225
Pass	—	—	—	—	—	—	19,579	19,579
Satisfactory/Monitor	—	—	—	—	—	—	1,865	1,865
Substandard	—	—	—	—	—	—	42	42
Revolving residential real estate	—	—	—	—	—	—	21,486	21,486
Construction Real Estate
Pass	1,846	3,133	5,407	2,301	586	924	—	14,197
Satisfactory/Monitor	1,403	19,822	4,091	7,223	349	87	—	32,975
Substandard	—	—	—	—	—	—	—	—
Commercial construction real estate	3,249	22,955	9,498	9,524	935	1,011	—	47,172
Pass	12,041	26,890	4,409	174	—	—	—	43,514
Satisfactory/Monitor	627	1,610	757	568	929	—	—	4,491
Substandard	—	—	—	—	—	—	—	—
Residential construction real estate	12,668	28,500	5,166	742	929	—	—	48,005
Commercial Real Estate
Pass	3,985	5,338	41,803	33,385	17,906	70,274	15,134	187,825
Satisfactory/Monitor	9,490	19,219	24,015	13,829	5,428	29,439	5,419	106,839
Substandard	—	—	—	—	1,695	388	58	2,141
Non-residential commercial real estate	13,475	24,557	65,818	47,214	25,029	100,101	20,611	296,805
Pass	1,075	291	4,526	9,892	1,985	42,522	—	60,291
Satisfactory/Monitor	569	831	12,952	10,446	5,600	11,635	—	42,033
Substandard	—	—	—	—	—	262	—	262
Multi-family residential real estate	1,644	1,122	17,478	20,338	7,585	54,419	—	102,586
Pass	1,338	2,311	5,415	1,821	456	9,003	5,331	25,675
Satisfactory/Monitor	771	2,406	1,244	2,086	370	6,328	1,296	14,501
Substandard	—	—	—	—	—	2	224	226
Commercial	2,109	4,717	6,659	3,907	826	15,333	6,851	40,402
Pass	734	1,128	224	74	80	255	30	2,525
Satisfactory/Monitor	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Consumer	734	1,128	224	74	80	255	30	2,525
Pass	11,259	7,504	4,793	719	1,517	3,991	—	29,783
Satisfactory/Monitor	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Municipal	11,259	7,504	4,793	719	1,517	3,991	—	29,783
Total Loans	$82,673	$173,588	$226,097	$168,624	$67,852	$238,177	$48,978	$1,005,989

Union Bankshares, Inc. Page 16

December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving	Total
Residential Real Estate	(Dollars in thousands)
Pass	$84,211	$112,215	$83,137	$29,704	$8,991	$53,021	$—	$371,279
Satisfactory/Monitor	4,362	7,038	5,671	2,280	386	5,873	—	25,610
Substandard	—	—	—	14	—	506	—	520
Non-revolving residential real estate	88,573	119,253	88,808	31,998	9,377	59,400	—	397,409
Pass	—	—	—	—	—	—	17,133	17,133
Satisfactory/Monitor	—	—	—	—	—	—	1,724	1,724
Substandard	—	—	—	—	—	—	45	45
Revolving residential real estate	—	—	—	—	—	—	18,902	18,902
Construction Real Estate
Pass	3,736	5,767	2,736	616	437	873	—	14,165
Satisfactory/Monitor	10,312	3,673	8,352	355	—	116	—	22,808
Substandard	—	—	—	—	—	—	—	—
Commercial construction real estate	14,048	9,440	11,088	971	437	989	—	36,973
Pass	24,496	17,904	498	—	—	123	—	43,021
Satisfactory/Monitor	3,978	2,114	568	1,981	—	—	—	8,641
Substandard	—	—	—	—	—	—	—	—
Residential construction real estate	28,474	20,018	1,066	1,981	—	123	—	51,662
Commercial Real Estate
Pass	5,977	44,428	34,562	18,327	23,650	57,197	16,629	200,770
Satisfactory/Monitor	17,908	24,563	13,819	5,552	6,172	23,521	3,486	95,021
Substandard	—	—	—	1,773	—	516	68	2,357
Non-residential commercial real estate	23,885	68,991	48,381	25,652	29,822	81,234	20,183	298,148
Pass	250	5,364	10,208	2,061	8,226	34,993	—	61,102
Satisfactory/Monitor	841	12,485	11,863	5,664	9,933	2,126	—	42,912
Substandard	—	—	—	—	—	1,330	—	1,330
Multi-family residential real estate	1,091	17,849	22,071	7,725	18,159	38,449	—	105,344
Pass	1,958	6,394	2,125	671	2,849	7,755	4,992	26,744
Satisfactory/Monitor	1,914	1,243	2,350	467	132	6,717	648	13,471
Substandard	—	—	—	—	—	4	229	233
Commercial	3,872	7,637	4,475	1,138	2,981	14,476	5,869	40,448
Pass	1,566	342	131	98	229	175	28	2,569
Satisfactory/Monitor	20	—	—	—	—	—	—	20
Substandard	—	—	—	—	—	—	—	—
Consumer	1,586	342	131	98	229	175	28	2,589
Pass	66,396	2,942	986	1,931	130	4,410	—	76,795
Satisfactory/Monitor	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Municipal	66,396	2,942	986	1,931	130	4,410	—	76,795
Total Loans	$227,925	$246,472	$177,006	$71,494	$61,135	$199,256	$44,982	$1,028,270

Gross charge-offs for the three and six months ended June 30, 2024 consisted of a $1 thousand consumer loan that was originated in 2021. Gross charge-offs for the three and six months ended June 30, 2023 consisted of a $4 thousand consumer loan that was originated in 2022.

Union Bankshares, Inc. Page 17

A summary of current and past due loans as of June 30, 2024 and December 31, 2023 follows:

June 30, 2024	30-59 Days	60-89 Days	90 Days and Over	Total Past Due	Current	Total
	(Dollars in thousands)
Residential real estate
Non-revolving residential real estate	$—	$575	$157	$732	$416,493	$417,225
Revolving residential real estate	—	—	17	17	21,469	21,486
Construction real estate
Commercial construction real estate	—	—	—	—	47,172	47,172
Residential construction real estate	—	—	—	—	48,005	48,005
Commercial real estate
Non-residential commercial real estate	—	—	—	—	296,805	296,805
Multi-family residential real estate	—	—	—	—	102,586	102,586
Commercial	—	3	—	3	40,399	40,402
Consumer	1	—	—	1	2,524	2,525
Municipal	—	—	—	—	29,783	29,783
Total	$1	$578	$174	$753	$1,005,236	$1,005,989

December 31, 2023	30-59 Days	60-89 Days	90 Days and Over	Total Past Due	Current	Total
	(Dollars in thousands)
Residential real estate
Non-revolving residential real estate	$2,015	$312	$162	$2,489	$394,920	$397,409
Revolving residential real estate	—	—	17	17	18,885	18,902
Construction real estate
Commercial construction real estate	17	—	—	17	36,956	36,973
Residential construction real estate	—	—	—	—	51,662	51,662
Commercial real estate
Non-residential commercial real estate	197	—	—	197	297,951	298,148
Multi-family residential real estate	1,058	—	—	1,058	104,286	105,344
Commercial	4	—	—	4	40,444	40,448
Consumer	14	—	—	14	2,575	2,589
Municipal	—	—	—	—	76,795	76,795
Total	$3,305	$312	$179	$3,796	$1,024,474	$1,028,270

A summary of nonaccrual loans as of June 30, 2024 and December 31, 2023 follows:

June 30, 2024	Nonaccrual	Nonaccrual With No Allowance for Credit Losses	90 Days and Over and Accruing
Residential real estate	(Dollars in thousands)
Non-revolving residential real estate	$—	$—	$157
Revolving residential real estate	17	—	—
Commercial real estate
Non-residential commercial real estate	1,754	1,754	—
Total	$1,771	$1,754	$157

Union Bankshares, Inc. Page 18

December 31, 2023	Nonaccrual	Nonaccrual With No Allowance for Credit Losses	90 Days and Over and Accruing
Residential real estate	(Dollars in thousands)
Non-revolving residential real estate	$—	$—	$162
Revolving residential real estate	17	—	—
Commercial real estate
Non-residential commercial real estate	1,841	1,841	—
Total	$1,858	$1,841	$162

There was one non-revolving residential real estate loan totaling $60 thousand and one revolving residential real estate loan totaling $17 thousand in process of foreclosure at June 30, 2024 and one revolving residential real estate loan totaling $17 thousand in process of foreclosure at December 31, 2023. Aggregate interest on nonaccrual loans not recognized was $189 thousand as of June 30, 2024 and $143 thousand as of December 31, 2023.
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
The following table presents collateral dependent loans to borrowers experiencing financial difficulty by loan class and collateral type as of the balance sheet dates:

	June 30, 2024	December 31, 2023
	Real Estate	Real Estate
	(Dollars in thousands)
Non-residential commercial real estate	$1,754	$1,841

Collateral dependent loans are loans for which the repayment is expected to be provided substantially by the underlying collateral and there are no other available and reliable sources of repayment.

Occasionally, the Company modifies loans to borrowers experiencing financial difficulty by providing interest rate reductions, term extensions, payment deferrals or principal forgiveness. When principal forgiveness is provided, the amount of forgiveness is charged off against the ACL on loans. The following tables summarize loan modifications to borrowers experiencing financial difficulty by loan class, type of modification and the financial effect of the modifications as of and for the three and six months ended June 30, 2024 and 2023:

	Payment Delay
	Three Months Ended June 30, 2024		Six Months Ended June 30, 2024
	Amortized Cost Basis	% of Loan Class	Amortized Cost Basis	% of Loan Class	Financial Effect
			(Dollars in thousands)
Non-revolving residential real estate	$18	—%	$18	—%	Modification deferred 3 months of principal and interest payments.
Non-residential commercial real estate	266	0.09%	266	0.09%	Modification deferred 3 months of principal and interest payments.
Commercial	48	0.12%	48	0.12%	Modification deferred 3 months of principal and interest payments.

Union Bankshares, Inc. Page 19

	Interest Rate Reduction
	Three Months Ended June 30, 2023		Six Months Ended June 30, 2023
	Amortized Cost Basis	% of Loan Class	Amortized Cost Basis	% of Loan Class	Financial Effect
			(Dollars in thousands)
Non-residential commercial real estate	$—	—%	$413	0.14%	Reduced weighted average contractual interest rate from 8.75% to 6.85%
Multi-family residential real estate	—	—%	446	0.45%	Reduced weighted average contractual interest rate from 9.25% to 7.75%

	Payment Delay
	Three Months Ended June 30, 2023		Six Months Ended June 30, 2023
	Amortized Cost Basis	% of Loan Class	Amortized Cost Basis	% of Loan Class	Financial Effect
	(Dollars in thousands)
Non-residential commercial real estate	$3,383	1.17%	$3,383	1.17%	Modification allowed for 7 months of interest only payments with remaining balances due at maturity.

The following table presents the performance of loans as of June 30, 2024 that have been modified in the last twelve months:

June 30, 2024	Current	Past Due 30-89 Days	Past Due 90 Days and Over
	(Dollars in thousands)
Non-revolving residential real estate	$18	$—	$—
Non-residential commercial real estate	266	—	—
Commercial	48	—	—

There were no loans to borrowers experiencing financial difficulty that were modified within the previous twelve months that had subsequently defaulted during the three and six months ended June 30, 2024. Loans are considered defaulted at 90 days past due.

At June 30, 2024, the Company was not committed to lend any additional funds to borrowers experiencing financial difficulty for which the Company modified the terms of the loans in the form of principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay, or a term extension.

Note 8.  Stock Based Compensation
Under the Union Bankshares, Inc. 2014 Equity Incentive Plan, as amended in May 2022, a total of 150,000 shares of the Company’s common stock have been reserved since inception of the Plan for equity awards of incentive stock options, nonqualified stock options, restricted stock and RSUs to eligible officers and (except for awards of incentive stock options) nonemployee directors. Shares available for issuance of awards under the 2014 Equity Plan consist of unissued shares of the Company’s common stock and/or shares held in treasury. As of June 30, 2024, there were outstanding grants of RSUs under the 2014 Equity Plan as noted in the table below.

RSUs. Each outstanding RSU represents the right to receive one share of the Company's common stock upon satisfaction of applicable vesting conditions. The general terms of the awards are described in the Company's 2023 Annual Report. Prior to vesting, the RSUs do not earn dividends or dividend equivalents, nor do they bear any voting rights.

Union Bankshares, Inc. Page 20

The following table summarizes the RSUs awarded to Company executives in 2022, 2023 and 2024, and the number of such RSUs remaining unvested as of June 30, 2024:

	Number of RSUs Granted	Weighted Average Grant Date Fair Value	Number of Unvested RSUs
2022 Award	15,705	31.99	1,789
2023 Award	19,282	26.90	10,652
2024 Award	15,095	30.60	15,095
Total	50,082		27,536
Unrecognized compensation expense related to the unvested RSUs as of June 30, 2024 and 2023 was $554 thousand and $397 thousand, respectively, and $344 thousand as of December 31, 2023.
On May 15, 2024, the Company's board of directors, as a component of total director compensation, granted an aggregate of 3,736 RSUs to the Company's non-employee directors. Each RSU represents the right to receive one share of the Company's common stock upon satisfaction of applicable vesting conditions. The RSUs will vest in May 2025, subject to continued board service through the vesting date, other than in the case of the director's death or disability. Prior to vesting, the RSUs do not earn dividends or dividend equivalents, nor do they bear any voting rights. Unrecognized director compensation expense related to the unvested RSUs as of June 30, 2024 was $87 thousand.
On May 15, 2024, the Company’s shareholders approved the Union Bankshares, Inc. 2024 Equity Compensation Plan, which will replace, and is substantially similar to, the Company’s 2014 Equity Plan. Subject to typical anti-dilution adjustments, up to 250,000 shares of the Company’s common stock have been reserved for issuance under the new plan to eligible executives and directors. As of June 30, 2024, no grants had yet been made under the new plan.

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
The unamortized issuance costs of the Notes were $244 thousand and $261 thousand at June 30, 2024 and December 31, 2023, respectively. The Company recorded $9 thousand and $17 thousand of issuance costs in interest expense for the three and six months ended June 30, 2024 and 2023, respectively. The Notes are presented net of unamortized issuance costs in the consolidated balance sheets.

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

As of the balance sheet dates, the components of Accumulated OCI, net of tax, were:

	June 30, 2024	December 31, 2023
	(Dollars in thousands)
Net unrealized losses on investment securities AFS	$(35,223)	$(31,955)

Union Bankshares, Inc. Page 21

The following tables disclose the tax effects allocated to each component of OCI for the three and six months ended June 30:

	Three Months Ended
	June 30, 2024			June 30, 2023
	Before-Tax Amount	Tax Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax Benefit	Net-of-Tax Amount
Investment securities AFS:	(Dollars in thousands)
Net unrealized holding losses arising during the period on investment securities AFS	$(422)	$93	$(329)	$(3,465)	$728	$(2,737)
Total other comprehensive loss	$(422)	$93	$(329)	$(3,465)	$728	$(2,737)

	Six Months Ended
	June 30, 2024			June 30, 2023
	Before-Tax Amount	Tax Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax Expense	Net-of-Tax Amount
Investment securities AFS:	(Dollars in thousands)
Net unrealized holding (losses) gains arising during the period on investment securities AFS	$(4,189)	$921	$(3,268)	$1,478	$(310)	$1,168
Total other comprehensive (loss) income	$(4,189)	$921	$(3,268)	$1,478	$(310)	$1,168

There were no reclassification adjustments from OCI for the three and six month periods ended June 30, 2024 or June 30, 2023.

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

Union Bankshares, Inc. Page 22

Assets measured at fair value on a recurring basis at June 30, 2024 and December 31, 2023, segregated by fair value hierarchy level, are summarized below:

	Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2024:	(Dollars in thousands)
Debt securities AFS:
U.S. Government-sponsored enterprises	$38,592	$2,637	$35,955	$—
Agency mortgage-backed	142,968	—	142,968	—
State and political subdivisions	65,742	—	65,742	—
Corporate	5,218	—	5,218	—
Total debt securities	$252,520	$2,637	$249,883	$—

Other investments:
Mutual funds	$1,657	$1,657	$—	$—

December 31, 2023:
Debt securities AFS:
U.S. Government-sponsored enterprises	$39,351	$2,645	$36,706	$—
Agency mortgage-backed	152,384	—	152,384	—
State and political subdivisions	66,439	—	66,439	—
Corporate	6,209	—	6,209	—
Total debt securities	$264,383	$2,645	$261,738	$—

Other investments:
Mutual funds	$1,500	$1,500	$—	$—
There were no transfers in or out of Levels 1 and 2 during the three and six months ended June 30, 2024 or the year ended December 31, 2023, nor were there any Level 3 assets at any time during these periods. Certain other assets and liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Assets and liabilities measured at fair value on a nonrecurring basis in periods after initial recognition, such as collateral dependent individually evaluated loans, MSRs and OREO, were not considered material at June 30, 2024 or December 31, 2023. The Company has not elected to apply the fair value method to any financial assets or liabilities other than those situations where other accounting pronouncements require fair value measurements.

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

Union Bankshares, Inc. Page 23

As of the balance sheet dates, the estimated fair values and related carrying amounts of the Company's significant financial instruments were as follows:

	June 30, 2024
	Fair Value Measurements
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$30,507	$30,507	$30,507	$—	$—
Interest bearing deposits in banks	13,943	13,943	—	13,943	—
Investment securities	254,177	254,177	4,294	249,883	—
Loans held for sale	6,224	6,304	—	6,304	—
Loans, net
Residential real estate	436,313	395,301	—	—	395,301
Construction real estate	94,728	92,967	—	—	92,967
Commercial real estate	397,482	369,827	—	—	369,827
Commercial	40,168	37,284	—	—	37,284
Consumer	2,522	2,481	—	—	2,481
Municipal	29,814	29,474	—	—	29,474
Accrued interest receivable	4,773	4,773	—	1,319	3,454
Nonmarketable equity securities	9,382	N/A	N/A	N/A	N/A
Financial liabilities
Deposits
Noninterest bearing	$222,928	$222,928	$222,928	$—	$—
Interest bearing	558,658	558,658	558,658	—	—
Time	271,722	269,895	—	269,895	—
Borrowed funds
Short-term	76,400	76,391	—	76,391	—
Long-term	170,696	170,834	—	170,834	—
Subordinated notes	16,256	15,266	—	15,266	—
Accrued interest payable	2,682	2,682	—	2,682	—

Union Bankshares, Inc. Page 24

	December 31, 2023
	Fair Value Measurements
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$77,666	$77,666	$77,666	$—	$—
Interest bearing deposits in banks	14,690	14,690	—	14,690	—
Investment securities	265,883	265,883	4,145	261,738	—
Loans held for sale	3,070	3,110	—	3,110	—
Loans, net
Residential real estate	414,500	373,594	—	—	373,594
Construction real estate	87,588	85,678	—	—	85,678
Commercial real estate	401,753	373,279	—	—	373,279
Commercial	40,165	37,136	—	—	37,136
Consumer	2,589	2,536	—	—	2,536
Municipal	76,861	74,812	—	—	74,812
Accrued interest receivable	5,409	5,409	—	1,395	4,014
Nonmarketable equity securities	3,199	N/A	N/A	N/A	N/A
Financial liabilities
Deposits
Noninterest bearing	$250,992	$250,992	$250,992	$—	$—
Interest bearing	765,689	765,689	765,689	—	—
Time	288,922	286,637	—	286,637	—
Borrowed funds
Short-term	10,000	9,990	—	9,990	—
Long-term	55,696	55,914	—	55,914	—
Subordinated notes	16,239	15,302	—	15,302	—
Accrued interest payable	1,666	1,666	—	1,666	—
The carrying amounts in the preceding tables are included in the consolidated balance sheets under the applicable captions. Accrued interest receivable and nonmarketable equity securities are included in Other assets in the consolidated balance sheets.

Note 12. Subsequent Events
Subsequent events represent events or transactions occurring after the balance sheet date but before the financial statements are issued. Financial statements are considered “issued” when they are widely distributed to shareholders and others for general use and reliance in a form and format that complies with GAAP. Events occurring subsequent to June 30, 2024 have been evaluated as to their potential impact to the consolidated financial statements.
On July 17, 2024, the Company declared a regular quarterly cash dividend of $0.36 per share, payable August 1, 2024, to stockholders of record on July 27, 2024.

Union Bankshares, Inc. Page 25

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
GENERAL
The following discussion and analysis focuses on those factors that, in management's view, had a material effect on the financial position of the Company as of June 30, 2024 and December 31, 2023, and its results of operations for the three and six months ended June 30, 2024 and 2023. This discussion is being presented to provide a narrative explanation of the consolidated financial statements and should be read in conjunction with the consolidated financial statements and related notes and with other financial data appearing elsewhere in this filing and with the Company's 2023 Annual Report. In the opinion of the Company's management, the interim unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments and disclosures necessary to fairly present the Company's consolidated financial position and results of operations for the interim periods presented. Management is not aware of the occurrence of any events after June 30, 2024 which would materially affect the information presented.
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
Forward-looking statements are based on the current assumptions underlying the statements and other information with respect to the beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions of management and the financial condition, results of operations, future performance and business are only expectations of future results. Although the Company believes that the expectations reflected in the Company’s forward-looking statements are reasonable when made, the Company’s actual results could differ materially from those projected in the forward-looking statements as a result of, among other factors, changes in interest rates; competitive pressures from other financial institutions; general economic conditions on a national basis or in the local markets in which the Company operates; downgrades of U.S. government securities; eroding public confidence in the banking system; changes in consumer behavior due to changing political, business and economic conditions, including concerns about inflation, or legislative or regulatory initiatives; changes in the value of securities and other assets in the Company’s investment portfolio; increases in loan and lease default and charge-off rates; the adequacy of the ACL; decreases in deposit levels that necessitate increases in borrowing to fund loans and investments; operational risks to the Company and our vendors, including, but not limited to, cybersecurity incidents, fraud, natural disasters and future pandemics; changes in regulation, war, terrorism, civil unrest; changes in economic assumptions and adverse economic developments; the risk that goodwill and intangibles recorded in the Company’s financial statements will become impaired; changes in assumptions used in making such forward-looking statements; and the other risks and uncertainties detailed in the Company’s 2023 Annual Report.
In addition to the uncertainties detailed in the Company's 2023 Annual Report the banking industry continues to be faced with an inverted yield curve, unrealized securities losses, and higher funding costs.
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

Union Bankshares, Inc. Page 26

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

OVERVIEW
The Company, like other financial institutions, has experienced earnings pressure due to the prolonged and steep yield curve inversion. The sharp increases in short-term rates during 2022 and 2023 have had a significant impact on the Company's funding costs due to higher rates paid on deposit accounts and increased utilization of wholesale funding at higher costs. Despite these challenges, the Company’s financial position remains strong, supported by a diverse deposit base, a strong liquidity position, excellent asset quality, and regulatory capital in excess of all required levels. The Company continues to focus on gathering deposits, optimization of the net interest margin and maintaining strong asset quality.
The Company's earnings have been impacted by the inverted yield curve, as deposit and funding costs have risen at a faster pace than assets have repriced, which has resulted in compression of the net interest margin and spread. The net interest margin was 2.74% for the six months ended June 30, 2024 compared to 3.05% for the six months ended June 30, 2023, while the net interest spreads for the same periods were 2.29% and 2.72%, respectively. We continue to manage the net interest margin and spread by remaining disciplined on loan and deposit pricing, utilizing FHLB advances and brokered CDs when appropriate to reduce our exposure to high short-term interest rates, and maximizing our balance sheet collateral (i.e. loans and investment securities) to obtain wholesale funding in a cost effective way to fund loan growth.
The State of Vermont suffered a second historical flood from July 10-11, 2024 on the anniversary of the flood that occurred in 2023, followed by another on July 30, 2024. Although the impact in 2024 is less widespread than 2023, many of the towns most severely impacted are located in the communities served by Union Bank. This flooding has devastated many businesses, individuals, and municipalities primarily in the Northeast Kingdom of Vermont. While clean up and recovery have begun and progress is being made, it will take time before many of the affected homes, businesses, and infrastructure are repaired. Union has proactively reached out to customers affected by the flooding to assess the impact to borrowers and provide necessary resources where needed. The Company has not sustained damages to its properties from the 2024 flooding.
Consolidated net income decreased $680 thousand, or 25.2%, to $2.0 million for the second quarter of 2024 compared to $2.7 million for the second quarter of 2023 due to the combined effects of a decrease of $134 thousand in net interest income and increases of $718 thousand in noninterest expenses and $484 thousand in credit loss expense, partially offset by an increase of $282 thousand in noninterest income and a decrease of $374 thousand in income tax expense.
Consolidated net income decreased $1.2 million, or 21.8%, to $4.4 million for the six months ended June 30, 2024 compared to $5.7 million for the six months ended June 30, 2023 due to the combined effects of a decrease in net interest income of $1.1 million and increases in noninterest expenses of $1.2 million and credit loss expense of $180 thousand, partially offset by an increase in noninterest income of $564 thousand and a reduction in income tax expense of $668 thousand.

Union Bankshares, Inc. Page 27

At June 30, 2024, the Company had total consolidated assets of $1.40 billion, including gross loans and loans held for sale (total loans) of $1.01 billion, deposits of $1.05 billion, borrowed funds of $247.1 million, subordinated notes of $16.3 million and stockholders' equity of $64.0 million.
The Company's total capital decreased to $64.0 million at June 30, 2024 from $65.8 million at December 31, 2023. This decrease primarily reflects an increase of $3.3 million in accumulated other comprehensive loss due to a decrease in the fair market value of the Company's AFS investment securities and regular cash dividends declared of $3.3 million, partially offset by net income of $4.4 million for the first six months of 2024. (See Capital Resources on page 43.) These changes also resulted in a decrease in the Company's book value per share to $14.16 at June 30, 2024 from $14.56 at December 31, 2023.
The following unaudited per share information and key ratios depict several measurements of performance or financial condition at or for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended or At June 30,		Six Months Ended or At June 30,
	2024	2023	2024	2023
Return on average assets (1)	0.56%	0.79%	0.62%	0.84%
Return on average equity (1)	13.29%	17.98%	14.21%	19.40%
Net interest margin (1)(2)	2.81%	2.96%	2.74%	3.05%
Efficiency ratio (3)	78.55%	73.78%	78.46%	72.11%
Net interest spread (4)	2.35%	2.62%	2.29%	2.72%
Loan to deposit ratio	96.10%	83.54%	96.10%	83.54%
Net loan charge-offs to average loans not held for sale	—%	—%	—%	—%
ACL on loans to loans not held for sale	0.69%	0.72%	0.69%	0.72%
Nonperforming assets to total assets (5)	0.14%	0.15%	0.14%	0.15%
Equity to assets	4.58%	4.42%	4.58%	4.42%
Total capital to risk weighted assets	13.15%	13.48%	13.15%	13.48%
Book value per share	$14.16	$13.10	$14.16	$13.10
Basic earnings per share	$0.45	$0.60	$0.98	$1.26
Diluted earnings per share	$0.45	$0.60	$0.98	$1.26
Dividends paid per share	$0.36	$0.36	$0.72	$0.72
Dividend payout ratio (6)	80.00%	60.00%	73.47%	57.14%
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
Interest earned on average earning assets for the three months ended June 30, 2024 was $16.6 million compared to $13.8 million for the three months ended June 30, 2023, an increase of $2.7 million, or 19.9%. The average earning asset base increased $60.6 million between periods and the average yield on average earning assets increased 63 bps to 4.84% for the three months ended June 30, 2024 compared to 4.21% for the three months ended June 30, 2023.

Union Bankshares, Inc. Page 28

The average yield on federal funds sold and overnight deposits increased 34 bps, and interest income increased $84 thousand between the three month comparison periods due to increases in the interest rate paid and the average balance maintained in Union's master account at the FRB. Interest income on investment securities decreased $84 thousand between comparison periods due to a $15.9 million decrease in the average balance of the portfolio and a decrease in the average yield of 5 bps.
Interest income on loans increased $2.7 million between the three month comparison periods due to an increase in the average volume of loans outstanding of $67.9 million and an increase of 74 bps in the average yield. There was a $445 thousand recovery of interest income on loans during the three and six months ended June 30, 2024 related to the payoff of a loan that had previously been in nonaccrual. This accounted for 17 bps of the increase in the average loan yield between the three month comparison periods.
Average interest bearing liabilities increased $84.1 million between the three month comparison periods due to growth in customer time deposit balances, utilization of brokered deposits included in time deposits, and an increase in borrowed funds. The average rate paid on interest bearing liabilities increased 90 bps to 2.49% for the second quarter of 2024 compared to 1.59% for the second quarter of 2023. Interest expense increased $2.9 million, to $7.1 million for the three months ended June 30, 2024 compared to $4.2 million for the three months ended June 30, 2023. Higher rates paid on customer deposit accounts and utilization of higher cost funding of brokered deposits and advances from the FHLB and the FRB were drivers of the increase in interest expense.
The net interest spread decreased 27 bps to 2.35% for the second quarter of 2024, from 2.62% for the same period last year, reflecting the net effect of the 90 bps increase in the average rate paid on interest bearing liabilities, which was only partially offset by the 63 bps increase in the average yield earned on interest earning assets between periods. The net interest margin decreased 15 bps during the second quarter of 2024 compared to the same period last year as a result of the changes discussed above.
Net interest income was $18.5 million, on a fully tax equivalent basis for the six months ended June 30, 2024 compared to $19.6 million for the six months ended June 30, 2023, a decrease of $1.1 million, or 5.6%. The average volume of earning assets increased $67.3 million and the average yield on earning assets increased 57 bps to 4.72% compared to 4.15% for the comparison period. Average loans increased $64.4 million, or 6.6%, to $1.0 billion for the six months ended June 30, 2024. The increase in average loan volume and the increase of 65 bps in the average loan yield resulted in a $4.8 million increase in interest income on loans between periods. The $445 thousand recovery of interest income on loans from a loan payoff that had previously been in nonaccrual, discussed above, accounted for 9 bps of the increase in the average loan yield between the six month comparison periods.
The average balance of the investment portfolio decreased $11.2 million while the average yield on the portfolio remained unchanged, resulting in a decrease in interest income on investment securities of $60 thousand between the six month comparison periods.
The average cost of funds increased 100 bps to 2.43% for the six months ended June 30, 2024 compared to 1.43% for the six months ended June 30, 2023. Interest expense increased $6.4 million, to $13.7 million for the six months ended June 30, 2024 compared to $7.3 million for the six months ended June 30, 2023. The increases in the average cost of funds and in interest expense were due to an increase of $102.3 million in the average balance of interest bearing liabilities and increases in average rates paid in all liability categories between periods, with the exception of the Company's subordinated notes.
During the first six months of 2024, Union, like many other financial institutions, continued to offer higher rate paying time deposit specials to attract new deposit dollars and retain existing customer deposits. Although some new money was obtained, a shift of funds in the Company's deposit base from non-maturity deposits to time deposit specials occurred. Interest expense on time deposits increased $2.1 million to $5.5 million for the six months ended June 30, 2024 compared to $3.4 million for the six months ended June 30, 2023 due to increases of $48.5 million in the average volume and 103 bps in the average rate paid. Despite a decrease of $23.9 million in the average balance of savings/money market accounts, interest expense increased $1.5 million between the six month comparison periods due to an increase of 85 bps in the average rate paid. Interest expense on interest bearing checking accounts increased $706 thousand between the six month comparison periods resulting from an increase of 51 bps in the average yield, which more than offset the decrease of $15.7 million in the average balance. The average volume of borrowed funds increased $93.4 million and the average rate paid on borrowed funds increased 15 bps between the six month comparison periods, resulting in a $2.0 million increase in interest expense.
The net interest spread decreased 43 bps to 2.29% for the six months ended June 30, 2024, from 2.72% for the same period last year, reflecting the net effect of the 100 bps increase in the average rate paid on interest bearing liabilities, which was only partially offset by the 57 bps increase in the average yield earned on interest earning assets between periods. The net interest margin decreased 31 bps for the six months ended June 30, 2024 compared to the same period last year as a result of the changes discussed above.

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

	Three Months Ended June 30,
	2024			2023
	Average Balance (1)	Interest Earned/ Paid	Average Yield/ Rate	Average Balance (1)	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Average Assets:
Federal funds sold and overnight deposits	$19,664	$194	3.90%	$12,201	$110	3.56%
Interest bearing deposits in banks	14,217	130	3.68%	16,061	102	2.56%
Investment securities (2), (3)	300,676	1,584	2.18%	316,561	1,668	2.23%
Loans, net (2), (4)	1,049,788	14,540	5.63%	981,910	11,876	4.89%
Nonmarketable equity securities	7,104	104	5.89%	4,089	47	4.58%
Total interest earning assets (2)	1,391,449	16,552	4.84%	1,330,822	13,803	4.21%
Cash and due from banks	4,407			4,401
Premises and equipment	20,772			20,186
Other assets	14,935			12,060
Total assets	$1,431,563			$1,367,469
Average Liabilities and Stockholders' Equity:
Interest bearing checking accounts	$286,935	738	1.03%	$316,462	564	0.71%
Savings/money market accounts	359,801	1,200	1.34%	385,689	623	0.65%
Time deposits	284,594	2,944	4.16%	255,211	2,112	3.32%
Borrowed funds and other liabilities	188,194	2,044	4.30%	78,053	743	3.77%
Subordinated notes	16,251	142	3.53%	16,218	143	3.53%
Total interest bearing liabilities	1,135,775	7,068	2.49%	1,051,633	4,185	1.59%
Noninterest bearing deposits	219,978			240,882
Other liabilities	15,032			14,920
Total liabilities	1,370,785			1,307,435
Stockholders' equity	60,778			60,034
Total liabilities and stockholders’ equity	$1,431,563			$1,367,469
Net interest income		$9,484			$9,618
Net interest spread (2)			2.35%			2.62%
Net interest margin (2)			2.81%			2.96%

Union Bankshares, Inc. Page 30

	Six Months Ended June 30,
	2024			2023
	Average Balance (1)	Interest Earned/ Paid	Average Yield/ Rate	Average Balance (1)	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Average Assets:
Federal funds sold and overnight deposits	$27,277	$637	4.62%	$13,597	$214	3.13%
Interest bearing deposits in banks	14,232	245	3.47%	16,589	209	2.54%
Investment securities (2), (3)	302,282	3,195	2.19%	313,444	3,255	2.19%
Loans, net (2), (4)	1,036,631	27,912	5.47%	972,271	23,081	4.82%
Nonmarketable equity securities	6,081	184	6.09%	3,338	88	5.31%
Total interest earning assets (2)	1,386,503	32,173	4.72%	1,319,239	26,847	4.15%
Cash and due from banks	4,432			4,519
Premises and equipment	20,839			20,295
Other assets	16,863			10,838
Total assets	$1,428,637			$1,354,891
Average Liabilities and Stockholders' Equity:
Interest bearing checking accounts	$299,635	1,776	1.19%	$315,315	1,070	0.68%
Savings/money market accounts	383,096	2,852	1.50%	406,946	1,319	0.65%
Time deposits	274,130	5,493	4.03%	225,655	3,353	3.00%
Borrowed funds and other liabilities	153,245	3,275	4.23%	59,894	1,227	4.08%
Subordinated notes	16,246	285	3.53%	16,213	285	3.54%
Total interest bearing liabilities	1,126,352	13,681	2.43%	1,024,023	7,254	1.43%
Noninterest bearing deposits	223,922			257,269
Other liabilities	15,913			15,073
Total liabilities	1,366,187			1,296,365
Stockholders' equity	62,450			58,526
Total liabilities and stockholders’ equity	$1,428,637			$1,354,891
Net interest income		$18,492			$19,593
Net interest spread (2)			2.29%			2.72%
Net interest margin (2)			2.74%			3.05%
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

Union Bankshares, Inc. Page 31

Tax exempt interest income amounted to $1.3 million and $966 thousand for the three months ended June 30, 2024 and 2023, respectively. The following table presents the effect of tax exempt income on the calculation of net interest income, using a marginal federal corporate income tax rate of 21% for the 2024 and 2023 three and six month comparison periods:

	For The Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in thousands)
Net interest income, as presented	$9,484	$9,618	$18,492	$19,593
Effect of tax-exempt interest
Investment securities	58	98	114	176
Loans	146	85	283	165
Net interest income, tax equivalent	$9,688	$9,801	$18,889	$19,934

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
•changes in rate (change in rate multiplied by prior volume); and
•total change in rate and volume.

Changes attributable to both rate and volume have been allocated proportionately to the change due to volume and the change due to rate.

	Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023 Increase/(Decrease) Due to Change In			Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023 Increase/(Decrease) Due to Change In
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in thousands)
Interest earning assets:
Federal funds sold and overnight deposits	$72	$12	$84	$287	$136	$423
Interest bearing deposits in banks	(13)	41	28	(33)	69	36
Investment securities	(67)	(17)	(84)	(60)	—	(60)
Loans, net	817	1,847	2,664	1,585	3,246	4,831
Nonmarketable equity securities	41	16	57	81	15	96
Total interest earning assets	$850	$1,899	$2,749	$1,860	$3,466	$5,326
Interest bearing liabilities:
Interest bearing checking accounts	$(56)	$230	$174	$(54)	$760	$706
Savings/money market accounts	(45)	622	577	(80)	1,613	1,533
Time deposits	258	574	832	822	1,318	2,140
Borrowed funds	1,175	126	1,301	1,981	67	2,048
Subordinated notes	(1)	—	(1)	—	—	—
Total interest bearing liabilities	$1,331	$1,552	$2,883	$2,669	$3,758	$6,427
Net change in net interest income	$(481)	$347	$(134)	$(809)	$(292)	$(1,101)

Credit Loss Expense (Benefit). Credit loss expense or benefit is made up of credit loss expense on loans and credit loss expense on off-balance sheet credit exposures. Credit loss expense on loans results from net charge-offs, changes to the projected loss drivers, prepayment speeds, curtailments and time to recovery that the Company forecasted over the reasonable and supportable forecast periods and changes in the volume and mix of the loan portfolio. Credit loss expense on off-balance sheet credit exposures results from changes in outstanding commitments and changes in funding rates and assumed loss rates period over period. For further details, see FINANCIAL CONDITION - Allowance for Credit Losses on Loans and Commitments, Contingent Liabilities, and Off-Balance-Sheet Arrangements below.

Union Bankshares, Inc. Page 32

Credit loss expense (benefit) was made up of the following components for the following periods:

	For The Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in thousands)
Credit loss expense (benefit) for loans	$238	$(151)	$316	$(61)
Credit loss expense (benefit) for off-balance sheet credit exposures	150	55	(158)	39
Credit loss expense (benefit), net	$388	$(96)	$158	$(22)

Noninterest Income. The following table sets forth the components of noninterest income and changes between the three and six month comparison periods of 2024 and 2023:

	For The Three Months Ended June 30,				For the Six Months Ended June 30,
	2024	2023	$ Variance	% Variance	2024	2023	$ Variance	% Variance
	(Dollars in thousands)
Wealth management income	$273	$240	$33	13.8	$528	$451	$77	17.1
Service fees	1,735	1,740	(5)	(0.3)	3,397	3,434	(37)	(1.1)
Net gains on sales of loans held for sale	341	306	35	11.4	628	500	128	25.6
Income from Company-owned life insurance	353	109	244	223.9	470	216	254	117.6
Other income	30	32	(2)	(6.3)	181	65	116	178.5
Net gains on other investments	33	56	(23)	(41.1)	128	102	26	25.5
Total noninterest income	$2,765	$2,483	$282	11.4	$5,332	$4,768	$564	11.8

The significant changes in noninterest income for the three and six months ended June 30, 2024 compared to the same periods of 2023 are described below:
•Wealth management income: Wealth management income increased as managed fiduciary accounts grew between June 30, 2024 and 2023, as did the value of assets within those accounts.
•Service fees. Service fees decreased $37 thousand for the six months ended June 30, 2024, compared to the same period in 2023 primarily due to decreases in loan servicing fees, merchant program fees and ATM and debit card network fees, partially offset by increases in overdraft fee income and service charge income.
•Net gains on sales of loans held for sale. Residential mortgage loans totaling $19.3 million and $41.0 million were sold during the three and six months ended June 30, 2024, respectively, compared to sales of $17.8 million and $29.6 million during the same periods in 2023, respectively. The increases of $35 thousand and $128 thousand in net gains on sales of loans held for the three and six month comparison periods, respectively, reflect the higher sales volume and higher premiums obtained on sales in 2024.
•Income from Company-owned life insurance. Death benefit proceeds of $235 thousand were received in the second quarter of 2024 that were not received during the same period in 2023. Income also increased during the three and six month comparison periods due to a higher yield earned on the underlying life insurance policies.
•Other income. The Company received $117 thousand in prepayment penalties from the early payoff of loans during the first quarter of 2024 that were not received during the same period of 2023.
•Net gains on other investments. Participants in the 2020 Amended and Restated Nonqualified Excess Plan elect to defer receipt of current compensation from the Company or its subsidiary and select designated reference investments consisting of investment funds. The performance of those funds, over which the Company has no control, resulted in net gains of $33 thousand and $128 thousand for the three and six months ended June 30, 2024, respectively, and net gains of $56 thousand and $102 thousand for the three and six months ended June 30, 2023, respectively.

Union Bankshares, Inc. Page 33

Noninterest Expenses. The following table sets forth the components of noninterest expenses and changes between the three and six month comparison periods ended June 30, 2024 and 2023:

	For The Three Months Ended June 30,				For the Six Months Ended June 30,
	2024	2023	$ Variance	% Variance	2024	2023	$ Variance	% Variance
	(Dollars in thousands)
Salaries and wages	$3,774	$3,673	$101	2.7	$7,327	$7,175	$152	2.1
Employee benefits	1,631	1,471	160	10.9	3,120	2,848	272	9.6
Occupancy expense, net	544	482	62	12.9	1,113	1,060	53	5.0
Equipment expense	1,017	882	135	15.3	1,960	1,779	181	10.2
Professional fees	305	250	55	22.0	604	519	85	16.4
FDIC insurance assessment	289	283	6	2.1	531	467	64	13.7
Advertising and public relations	213	192	21	10.9	391	335	56	16.7
Vermont franchise tax	268	289	(21)	(7.3)	536	578	(42)	(7.3)
Amortization of MSRs, net	62	77	(15)	(19.5)	102	201	(99)	(49.3)
ATM and debit card expense	389	261	128	49.0	691	534	157	29.4
Donations	65	50	15	30.0	234	102	132	129.4
Other loan related expenses	143	114	29	25.4	233	197	36	18.3
Other expenses	1,081	1,039	42	4.0	2,162	2,018	144	7.1
Total noninterest expenses	$9,781	$9,063	$718	7.9	$19,004	$17,813	$1,191	6.7

The significant changes in noninterest expenses for the three and six months ended June 30, 2024 compared to the same periods in 2023 are described below:
•Salaries and wages. Salaries and wages increased $101 thousand and $152 thousand for the three and six months ended June 30, 2024, respectively, compared to the same periods in 2023 primarily due to annual salary adjustments for the 2024 fiscal year. The increases are also attributable to the inclusion of salaries and wages for employees at our North Conway location, which became a full service branch during the fourth quarter of 2023. The increase for the six month comparison period was partially offset by a $72 thousand accrual adjustment related to the annual incentive plan payments to select officers of Union recorded in the first quarter of 2024.
•Employee benefits. Employee benefit expense increased $160 thousand for the three months ended June 30, 2024 compared to the same period in 2023 primarily due to increases of $129 thousand in premium expense for the Company's medical and dental plans and a $49 thousand increase in 401k contribution expense related to forfeiture adjustments recorded in the second quarter of 2024, partially offset by a decrease of $24 thousand in employee benefits related to the Company's deferred compensation plans. The increase of $272 thousand for the six months ended June 30, 2024 compared to the same period in 2023 was primarily due to increases of $237 thousand in premium expense for the Company's medical and dental plans and $19 thousand in employee benefits related to the Company's deferred compensation plans.
•Occupancy expense, net. The increase in occupancy expense between the three and six month comparison periods is primarily due to increases in depreciation expense related to leasehold improvements to the North Conway location that became a full service branch during the fourth quarter of 2023 as well as increases in repair and maintenance expenses at other locations.
•Equipment expense. Equipment expense increased between the three and six month comparison periods primarily due to an increase in software license and maintenance costs associated with outsourcing Union's core application processing system that was finalized during the fourth quarter of 2023.
•Professional fees. Professional fees increased $55 thousand and $85 thousand for the three and six months ended June 30, 2024, respectively, compared to the same periods in 2023 resulted from annual increases in engagement fees and additional consultants that were engaged to assist with employment searches and other consulting services in 2024 that were not utilized in 2023.
•FDIC insurance assessment. The FDIC insurance assessment increased by $6 thousand and $64 thousand during the three and six month comparison periods, respectively, due to an increase in the assessment rate as well as overall growth in net assets.

Union Bankshares, Inc. Page 34

•Advertising and public relations. The increase in advertising and public relations costs is primarily related to advertising campaigns and business development activities during the three and six months ended June 30, 2024 that did not occur in 2023.
•Vermont franchise tax. The decrease in expense between the three and six month comparison periods was due to the decrease in average deposit balances for customer accounts allocated to Vermont.
•Amortization of MSRs, net. Income from MSRs is derived from servicing rights acquired through the sale of loans on which servicing is retained. Capitalized servicing rights are initially recorded at fair value and amortized in proportion to, and over the period of, the estimated future servicing period of the underlying loans. The amortization of MSRs exceeded new capitalized MSRs during both comparison periods, which resulted in net expense of $62 thousand and $102 thousand for the three and six months ended June 30, 2024, respectively, and $77 thousand and $201 thousand for the three and six months ended June 30, 2023, respectively.
•ATM and debit card expense. The increase between the three and six month comparison periods is primarily related to the costs associated with outsourcing Union's core application processing system that was finalized during the fourth quarter of 2023. There was also additional costs incurred during the second quarter of 2024 associated with a change in the servicing arrangement in place for the ATM machines.
•Donations. Charitable donations are made as part of the Company's on-going commitment to enhancing the economic vitality and social welfare of our communities. Donations increased between comparison periods due to contributions made during the first six months of 2024 related to a state tax credit program to assist a local affordable housing project and local non-profit rehabilitation projects.
•Other loan related expenses. Other loan related expenses consist of other costs incurred for originating and servicing loans such as insurance and property tax tracking expenses, credit report fees, and other real estate closing costs. These expenses increased for the three and six month comparison periods due to higher loan volume and an increase in real estate closing costs during the first six months of 2024.
Provision for Income Taxes. The Company has provided for current and deferred federal income taxes for the three and six months ended June 30, 2024 and 2023. The Company's net provision for income taxes was $61 thousand and $226 thousand for the three and six months ended June 30, 2024, respectively, compared to $435 thousand and $894 thousand for the same periods in 2023, respectively, reflecting lower net income and a higher proportion of tax-exempt income year over year, as well as the impact of limited partnership investments and related credits, discussed below. The Company's effective federal corporate income tax rate was 2.9% and 6.2% for the three and six months ended June 30, 2024, respectively, compared to 13.1% and 13.8% for the same periods in 2023, respectively.
Amortization expense related to limited partnership investments is included as a component of income tax expense and amounted to $412 thousand and $824 thousand for the three and six months ended June 30, 2024, respectively, compared to $330 thousand and $661 thousand for the same period in 2023, respectively. These investments provide tax benefits, including tax credits. Low income housing and rehabilitation tax credits with respect to limited partnership investments are also included as a component of income tax expense and amounted to $450 thousand and $900 thousand for the three and six months ended June 30, 2024, respectively, and $347 thousand and $694 thousand the three and six months ended June 30, 2023, respectively.

FINANCIAL CONDITION
At June 30, 2024, the Company had total consolidated assets of $1.40 billion, including gross loans and loans held for sale (total loans) of $1.01 billion, investment securities AFS of $252.5 million, deposits of $1.05 billion, borrowed funds of $247.1 million, subordinated notes of $16.3 million and stockholders' equity of $64.0 million. The Company’s total assets at June 30, 2024 decreased $70.4 million, or 4.8%, from $1.47 billion at December 31, 2023, and increased $63.7 million, or 4.8%, compared to June 30, 2023.
June 30th marks the end of the fiscal year for the majority of the Company's municipal customers, including school districts, and several customers are required to reduce their outstanding short term debts to zero for at least one day during their fiscal year. The one day requirement traditionally occurs annually on June 30th and as a result the Company experiences a decrease in outstanding loan balances. In many cases monies are transferred from corresponding deposit accounts to pay off these debts so the Company experiences a corresponding decrease in deposit balances as well. These cyclical decreases are short term in nature as the loans and deposits for the next municipal fiscal year are recorded within the first few days of July. The Company recorded $48.7 million in new municipal loans during the first few days of July 2024.
Federal funds sold and overnight deposits decreased $47.2 million, or 64.5%, to $26.0 million as of June 30, 2024, from $73.2 million at December 31, 2023. The decrease was expected and resulted primarily from the seasonal outflow of municipal deposit dollars as the municipal entities fund their operations and pay off short term debt.

Union Bankshares, Inc. Page 35

Net loans and loans held for sale decreased $19.3 million, or 1.9%, to $1.01 billion, representing 72.0% of total assets at June 30, 2024, compared to $1.03 billion, or 69.9% of total assets at December 31, 2023. (See Loans Held for Sale and Loan Portfolio below.)
Total deposits decreased $252.3 million, or 19.3%, to $1.05 billion at June 30, 2024, from $1.31 billion at December 31, 2023. Noninterest bearing deposits decreased by $28.1 million, or 11.2%, interest bearing deposits decreased by $207.0 million, or 27.0%, and time deposits decreased by $17.2 million, or 6.0%. (See Deposits on page 40.)
Borrowed funds at June 30, 2024 were $247.1 million and consisted of $212.1 million of FHLB advances and $35.0 million of borrowings from the FRB. Borrowed funds at December 31, 2023 were $65.7 million and consisted of $55.7 million of FHLB advances and $10.0 million of borrowings from the FRB. (See Borrowings on page 41.)
Stockholders’ equity decreased from $65.8 million at December 31, 2023 to $64.0 million at June 30, 2024, reflecting an increase of $3.3 million in accumulated other comprehensive loss due to a decrease in the fair market value of the Company's AFS investment securities and cash dividends declared of $3.3 million. These decreases were partially offset by net income of $4.4 million for the first six months of 2024, an increase of $292 thousand in additional paid in capital from the vesting of stock based compensation, and a $33 thousand increase due to the issuance of common stock under the DRIP. (See Capital Resources on page 43.)
Loans Held for Sale and Loan Portfolio. Total loans (including loans held for sale) decreased $19.1 million, or 1.9%, to $1.01 billion, representing 72.4% of assets at June 30, 2024, from $1.03 billion, representing 70.2% of assets at December 31, 2023. The total loan portfolio at June 30, 2024 increased $73.5 million compared to the June 30, 2023 level of $938.7 million, which represented 70.3% of assets. The Company’s loans consist primarily of adjustable-rate and fixed-rate mortgage loans secured by one-to-four family, multi-family residential or commercial real estate. Real estate secured loans represented $939.5 million, or 92.8% of total loans at June 30, 2024 and $911.5 million, or 88.4% of total loans at December 31, 2023. The net change in the Company's loan portfolio from December 31, 2023 (see table below) resulted primarily from the seasonal decrease in the municipal portfolio discussed above, partially offset by an increase in the volume of residential and commercial construction loans originated.
The composition of the Company's loan portfolio, including loans held for sale, as of June 30, 2024 and December 31, 2023 was as follows:

	June 30, 2024		December 31, 2023
Loan Class	Amount	Percent	Amount	Percent
Residential real estate	(Dollars in thousands)
Non-revolving residential real estate	$417,225	41.2	$397,409	38.5
Revolving residential real estate	21,486	2.1	18,902	1.8
Construction real estate
Commercial construction real estate	47,172	4.7	36,973	3.6
Residential construction real estate	48,005	4.7	51,662	5.0
Commercial real estate
Non-residential commercial real estate	296,805	29.3	298,148	29.0
Multi-family residential real estate	102,586	10.1	105,344	10.2
Commercial	40,402	4.0	40,448	3.9
Consumer	2,525	0.3	2,589	0.3
Municipal	29,783	3.0	76,795	7.4
Loans held for sale	6,224	0.6	3,070	0.3
Total loans	1,012,213	99.9	1,031,340	100.0
ACL on loans	(6,893)		(6,566)
Unamortized net loan costs	1,931		1,752
Net loans and loans held for sale	$1,007,251		$1,026,526
The Company originates and sells qualified residential mortgage loans in various secondary market avenues to mitigate long-term interest rate risk and generate fee income, with a majority of sales made to the FHLMC/Freddie Mac, generally with servicing rights retained. At June 30, 2024, the Company serviced a $1.10 billion residential real estate mortgage portfolio, of which $6.2 million was held for sale and approximately $656.9 million of which was serviced for unaffiliated third parties.

Union Bankshares, Inc. Page 36

The Company sold $41.0 million of qualified residential real estate loans to the secondary market during the first six months of 2024 compared to sales of $29.6 million during the first six months of 2023. Residential mortgage loan origination activity was strong during the first half of 2024. Despite low housing inventory and higher interest rates, purchase activity in the Company's markets is stable, with continued construction loan activity.
The Company also originates commercial real estate and commercial loans under various SBA, USDA and State sponsored programs which provide a government agency guaranty for a portion of the loan amount. There was $2.3 million guaranteed under these various programs at June 30, 2024 on an aggregate balance of $2.9 million in subject loans.
The Company serviced $29.9 million of commercial and commercial real estate loans for unaffiliated third parties as of June 30, 2024. This included $28.9 million of commercial or commercial real estate loans the Company originated and participated out to other financial institutions. These loans were participated in the ordinary course of business on a nonrecourse basis, for liquidity or credit concentration management purposes.
The Company capitalizes MSRs for all loans sold with servicing retained. The unamortized balance of MSRs on loans sold with servicing retained was $1.6 million at June 30, 2024, with an estimated market value in excess of the carrying value as of such date. Management periodically evaluates and measures the servicing assets for impairment.
Qualifying residential first lien mortgage loans and certain commercial real estate loans with a combined carrying value of $362.5 million were pledged as collateral for borrowings from the FHLB under a blanket lien at June 30, 2024.

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
Repossessed assets, nonaccrual loans, and loans that are 90 days or more past due are considered to be nonperforming assets. The following table details the composition of the Company's nonperforming assets and amounts utilized to calculate certain asset quality ratios monitored by the Company's management as of the balance sheet dates and June 30, 2023:

	June 30, 2024	December 31, 2023	June 30, 2023
	(Dollars in thousands)
Nonaccrual loans	$1,771	$1,858	$1,957
Loans past due 90 days or more and still accruing interest	157	162	64
Total nonperforming assets	$1,928	$2,020	$2,021

Guarantees of U.S. or state government agencies on the above nonperforming loans	$72	$73	$—
ACL on loans	$6,893	$6,566	$6,780
Net (recoveries) charge-offs	$(11)	$4	$3
Total loans outstanding	$1,012,213	$1,031,340	$938,681
Total average loans outstanding	$1,036,631	$993,959	$972,271

Union Bankshares, Inc. Page 37

The following table shows trends of certain asset quality ratios monitored by the Company's management as of the balance sheet dates and June 30, 2023:

	June 30, 2024	December 31, 2023	June 30, 2023
	(Dollars in thousands)
ACL on loans to total loans outstanding	0.68%	0.64%	0.72%
ACL on loans to nonperforming loans	357.52%	325.05%	335.48%
ACL on loans to nonaccrual loans	389.22%	353.39%	346.45%
Nonperforming loans to total loans	0.19%	0.20%	0.22%
Nonperforming assets to total assets	0.14%	0.14%	0.15%
Nonaccrual loans to total loans	0.17%	0.18%	0.21%
Delinquent loans (30 days to nonaccruing) to total loans	0.25%	0.55%	0.25%
Net charge-offs (recoveries) to total average loans	—%	—%	—%
Residential real estate	—%	—%	—%
Net recoveries	$(11)	$(1)	$—
Total average loans	$425,561	$380,755	$359,643
Commercial	—%	—%	—%
Net recoveries	$(1)	$—	$—
Total average loans	$40,250	$40,759	$40,793
Consumer	0.04%	0.21%	0.13%
Net charge-offs	$1	$5	$3
Total average loans	$2,527	$2,430	$2,336
All other loan categories did not have charge-offs or recoveries for the periods presented above.
There was one non-revolving residential real estate loan totaling $60 thousand and one revolving residential real estate loan totaling $17 thousand in process of foreclosure at June 30, 2024 and one revolving residential real estate loan totaling $17 thousand in process of foreclosure at December 31, 2023. The aggregate interest income not recognized on nonaccrual loans approximated $189 thousand as of June 30, 2024 and $143 thousand as of December 31, 2023.
The Company had loans rated substandard that were on performing status totaling $789 thousand and $1.2 million at June 30, 2024 and December 31, 2023, respectively. In management's view, substandard loans represent a higher degree of risk of becoming nonperforming loans in the future.
Allowance for Credit Losses on Loans. Some of the Company’s loan customers ultimately do not make all of their contractually scheduled payments, requiring the Company to charge off a portion or all of the remaining principal balance due. The Company maintains an ACL to absorb such losses. The level of the ACL on loans at June 30, 2024 represents management's estimate of expected credit losses over the expected life of the loans at the balance sheet date. The Company's policy and methodologies for establishing the ACL on loans, described in the Company's 2023 Annual Report did not change during the first six months of 2024. The Company's ACL on loans was $6.9 million and $6.6 million at June 30, 2024 and December 31, 2023, respectively.

Union Bankshares, Inc. Page 38

The following table reflects activity in the ACL on loans for the three and six months ended June 30, 2024 and 2023:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in thousands)
Balance at beginning of period	$6,645	$6,934	$6,566	$8,339
Impact of adoption of ASU No. 2016-13	—	—	—	(1,495)
Charge-offs	(1)	(4)	(1)	(4)
Recoveries	11	1	12	1
Net recoveries (charge-offs)	10	(3)	11	(3)
Credit loss expense (benefit)	238	(151)	316	(61)
Balance at end of period	$6,893	$6,780	$6,893	$6,780
The following table (net of loans held for sale) shows the internal breakdown by risk component of the Company's ACL on loans and the percentage of loans in each category to total loans in the respective portfolios at the dates indicated:

	June 30, 2024		December 31, 2023
	Amount	Percent	Amount	Percent
Residential real estate	(Dollars in thousands)
Non-revolving residential real estate	$2,967	41.5	$2,361	38.6
Revolving residential real estate	273	2.1	159	1.8
Construction real estate
Commercial construction real estate	544	4.7	1,035	3.6
Residential construction real estate	88	4.8	163	5.0
Commercial real estate
Non-residential commercial real estate	2,469	29.5	2,182	29.0
Multi-family residential real estate	207	10.2	244	10.2
Commercial	312	4.0	352	4.0
Consumer	7	0.2	5	0.3
Municipal	26	3.0	65	7.5
Total	$6,893	100.0	$6,566	100.0

Notwithstanding the categories shown in the table above or any specific allocation under the Company's ACL methodology, all funds in the ACL on loans are available to absorb loan losses in the portfolio, regardless of loan category or specific allocation.
Management believes, in its best estimate, that the ACL on loans at June 30, 2024 is appropriate to cover expected credit losses over the expected life of the Company’s loan portfolio as of such date. However, there can be no assurance that the Company will not sustain losses in future periods which could be greater than the size of the ACL on loans at June 30, 2024. In addition, our banking regulators, as an integral part of their examination process, periodically review our ACL. Such agencies may require us to recognize adjustments to the ACL based on their judgments about information available to them at the time of their examination. A large adjustment to the ACL on loans for losses in future periods could require increased credit loss expense to replenish the ACL on loans, which could negatively affect earnings.
Investment Activities. During the first six months of 2024, investment securities classified as AFS, which are carried at fair value, decreased $11.9 million to $252.5 million, comprising 18.1% of total assets, compared to $264.4 million, or 18.0% of total assets, at December 31, 2023. The decrease between periods is due to an increase in unrealized losses of $4.2 million and returns of principal of $8.7 million, partially offset by a $1.3 million municipal security purchase during the first quarter of 2024.
Net unrealized losses in the Company’s AFS investment securities portfolio were $45.1 million as of June 30, 2024, compared to net unrealized losses of $41.0 million as of December 31, 2023. The Company’s Accumulated OCI component of stockholders’ equity at June 30, 2024 reflected cumulative net unrealized losses on investment securities of $35.2 million. There were no securities classified as HTM at June 30, 2024 or December 31, 2023. The increase in unrealized losses is primarily attributable to increases in long term interest rates which are tied to the pricing indexes for the securities. No declines

Union Bankshares, Inc. Page 39

in value were deemed by management to be impairment related to credit losses at June 30, 2024. Deterioration in credit quality and/or imbalances in liquidity that may result from changes in financial market conditions might adversely affect the fair values of the Company’s investment portfolio and the amount of gains or losses ultimately realized on the sale of such securities and may also increase the potential that credit losses may be identified in future periods, resulting in credit loss expense recorded in earnings.
Investment securities AFS with a carrying amount of $88.1 million and $926 thousand were pledged as collateral for FHLB borrowings and other credit subject to collateralization, public unit deposits or for other purposes as required or permitted by law at June 30, 2024 and December 31, 2023, respectively. Investment securities AFS pledged as collateral for the Discount Window and Bank Term Funding Program (BTFP) borrowings at the Federal Reserve Bank (FRB) consisted of U.S. Government-sponsored enterprises and Agency MBS securities with a fair value of $39.8 million and $8.9 million at June 30, 2024 and December 31, 2023, respectively.
Deposits. The following table shows information concerning the Company's average deposits by account type and weighted average nominal rates at which interest was paid on such deposits for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30, 2024			Six Months Ended June 30, 2023
	Average Amount	Percent of Total Deposits	Average Rate	Average Amount	Percent of Total Deposits	Average Rate
	(Dollars in thousands)
Nontime deposits:
Noninterest bearing deposits	$223,922	19.0	—	$257,269	21.3	—
Interest bearing checking accounts	299,635	25.4	1.19%	315,315	26.2	0.68%
Money market accounts	237,987	20.2	2.38%	233,370	19.4	1.11%
Savings accounts	145,109	12.3	0.04%	173,576	14.4	0.04%
Total nontime deposits	906,653	76.9	1.03%	979,530	81.3	0.49%
Total time deposits	274,130	23.1	4.03%	225,655	18.7	3.00%
Total deposits	$1,180,783	100.0	1.72%	$1,205,185	100.0	0.96%
During the first six months of 2024, average total deposits decreased by $24.4 million, or 2.0%, compared to the six months ended June 30, 2023. The average balance of total nontime deposits decreased $72.9 million between periods primarily due to decreases of $33.3 million in noninterest bearing deposits, $28.5 million in savings accounts, and $15.7 million in interest bearing checking accounts, partially offset by an increase of $4.6 million in money market accounts. The decrease in average noninterest bearing deposits is primarily attributable to the maturity and the early payoff of purchased nonreciprocal ICS deposits from IntraFi during the first quarter of 2024. The decreases in the other categories are attributable to customers spending down deposit balances, the loss of deposit dollars to competing financial institutions and brokerage firms, and customers shifting monies into time deposits as they continue to seek higher yields. The average balance in total time deposits increased $48.5 million between periods due to an increase of $54.5 million in average customer time deposit accounts as customers took advantage of higher rate paying CDs, partially offset by a $6.1 million decrease in average retail brokered deposits.
The Company participates in CDARS, which permits it to offer full deposit insurance coverage to its customers by exchanging deposit balances with other CDARS participants. CDARS also provides the Company with an additional source of funding and liquidity through the purchase of deposits. There were no purchased CDARS at June 30, 2024 or December 31, 2023. There were $12.5 million and $11.7 million of time deposits of $250,000 or less on the balance sheet at June 30, 2024 and December 31, 2023, respectively, which were exchanged with other CDARS participants.
The Company also participates in the ICS program, a service through which it can offer its customers demand or savings deposit products with access to unlimited FDIC insurance, while receiving reciprocal deposits from other FDIC-insured banks. Like the exchange of certificate of deposit accounts through CDARS, exchange of demand or savings deposits through ICS provides a depositor with full deposit insurance coverage of excess balances, thereby helping the Company retain the full amount of the deposit on its balance sheet. As with the CDARS program, in addition to reciprocal deposits, participating banks may also purchase one-way ICS deposits. There were $92.5 million and $232.6 million in exchanged ICS demand and money market deposits on the balance sheet at June 30, 2024 and December 31, 2023, respectively. There were no purchased ICS deposits at June 30, 2024, however, there were $50.2 million in purchased ICS deposits at December 31, 2023.
At June 30, 2024 there were $65.0 million of retail brokered deposits at a weighted average rate of 5.36% issued under a master certificate of deposit program with a deposit broker for six month terms for the purpose of providing a supplemental source of

Union Bankshares, Inc. Page 40

funding and liquidity. There were $103.0 million of retail brokered deposits at December 31, 2023 at a weighted average rate of 5.07%.
Uninsured deposits have been estimated to include deposits with balances greater than the FDIC insurance coverage limit of $250 thousand. This estimate by management is based on the same methodologies and assumptions used for regulatory reporting requirements. At June 30, 2024, the Company had total estimated uninsured deposit accounts totaling $395.8 million, or 37.6% of total deposits. Uninsured deposits include $26.0 million of municipal deposits that were collateralized under applicable state regulations by investment securities or letters of credit issued by the FHLB at June 30, 2024, as described below under Borrowings.
The following table provides a maturity distribution of the Company’s time deposits in amounts in excess of the $250 thousand FDIC insurance limit at June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
	(Dollars in thousands)
Within 3 months	$21,421	$11,512
3 to 6 months	15,768	10,800
6 to 12 months	9,983	19,872
Over 12 months	302	622
	$47,474	$42,806

Borrowings. Advances from the FHLB are another key source of funds to support earning assets. These funds are also used to manage the Bank's interest rate and liquidity risk exposures. Borrowed funds included FHLB advances of $212.1 million with a weighted average rate of 4.41% at June 30, 2024 and $55.7 million with a weighted average rate of 3.68% at December 31, 2023. Union is required to invest in $100 par value stock of the FHLB in an amount to satisfy unpaid principal balances on qualifying loans, plus an amount to satisfy an activity based requirement. The stock is nonmarketable, and is redeemable by the FHLB at par value. With the increase in FHLB advances outstanding, the investment in FHLB Class B common stock has increased to $9.3 million at June 30, 2024 compared to $3.1 million at December 31, 2023. Union's investment in FHLB stock is carried at cost in Other assets on the consolidated balance sheets.
The Company has the authority, up to its available borrowing capacity with the FHLB, to collateralize public unit deposits with letters of credit issued by the FHLB. FHLB letters of credit in the amount of $45.1 million and $42.4 million were utilized as collateral for these deposits at June 30, 2024 and December 31, 2023, respectively. The Company's reimbursement obligations to the FHLB relating to these letters of credit are secured by pledged collateral, which reduces the Company's available borrowing capacity with the FHLB. Total fees paid by the Company in connection with the issuance of these letters of credit were $11 thousand and $22 thousand for the three and six months ended June 30, 2024, respectively, and $10 thousand and $23 thousand the three and six months ended June 30, 2023, respectively.
In March 2023, the FRB created the BTFP, a temporary program to provide an additional source of liquidity funding to U.S. depository institutions. Advances under this program are secured by qualifying investment assets consisting of eligible U.S. Government-sponsored enterprises and Agency MBS securities valued at par. At June 30, 2024 the Company had outstanding BTFP advances of $35.0 million with a weighted average rate of 5.22% and $10.0 million with a weighted average rate of 4.85% at December 31, 2023. The FRB ceased making new loans under this program on March 11, 2024.
In August 2021, the Company completed the private placement of $16.5 million in aggregate principal amount of fixed-to-floating rate subordinated notes due 2031 to certain qualified institutional buyers and accredited investors. The Notes initially bear interest, payable semi-annually, at the rate of 3.25% per annum, until September 1, 2026. From and including September 1, 2026, the interest rate applicable to the outstanding principal amount due will reset quarterly to the then current three-month secured overnight financing rate (SOFR) plus 263 basis points. The Notes are presented in the consolidated balance sheets net of unamortized issuance costs of $244 thousand and $261 thousand at June 30, 2024 and December 31, 2023, respectively.

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

Union Bankshares, Inc. Page 41

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
The following table details the contractual or notional amount of financial instruments that represented credit risk at the balance sheet dates:

	June 30, 2024	December 31, 2023
	(Dollars in thousands)
Commitments to originate loans	$99,574	$35,193
Unused lines of credit	206,408	192,104
Standby and commercial letters of credit	1,629	1,557
Credit card arrangements	103	157
FHLB Mortgage Partnership Finance credit enhancement obligation, net	890	744
Total	$308,604	$229,755
Commitments to originate loans are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Loan commitments generally have a fixed expiration date or other termination clause and may require payment of a fee. Since many of the loan commitments are expected to expire without being drawn upon and not all credit lines will be utilized, the total commitment amounts do not necessarily represent future cash requirements. Lines of credit incur seasonal volume fluctuations due to the nature of some customers' businesses, such as tourism. The large increase in commitments to originate loans at June 30, 2024 from December 31, 2023 is primarily the result of the fiscal cycle of local municipalities and school districts, with $48.7 million committed to them on June 30, 2024 for their fiscal year beginning July 1, 2024. The increase in unused lines of credit at June 30, 2024 compared to December 31, 2023 is primarily related to an increase in unused residential construction lines of credit of $11.9 million.
The Company did not hold any derivative or hedging instruments at June 30, 2024 or December 31, 2023.
In addition to commitments with credit risks arising from the Company’s financial instruments, in the normal course of business the Company enters into other types of contractual arrangements from time to time that represent off-balance sheet commitments such as contracts for the purchase or lease of property, including real property for its banking premises.
The Company records an ACL on off-balance sheet credit exposures through a charge or credit to Credit loss expense (benefit) on the consolidated statements of income to account for the change in the ACL on off-balance sheet exposures between reporting periods. The ACL on off-balance sheet credit exposures totaled $1.1 million and $1.2 million at June 30, 2024 and December 31, 2023, respectively, and was included in Accrued interest and other liabilities on the consolidated balance sheets. There was $150 thousand of credit loss expense and $158 thousand of credit loss benefit for off-balance sheet credit exposures recorded for the three and six months ended June 30, 2024, respectively and $55 thousand and $39 thousand of credit loss expense recorded for the three and six months ended June 30, 2023, respectively.

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
As of June 30, 2024, Union, as a member of FHLB, had access to unused lines of credit up to $30.3 million over and above the $259.2 million in combined outstanding FHLB borrowings and other credit, subject to collateralization and to the purchase of required FHLB Class B common stock and evaluation by the FHLB of the underlying collateral available. This line of credit can be used for either short-term or long-term liquidity or other funding needs.

Union Bankshares, Inc. Page 42

Union also maintains an IDEAL Way Line of Credit with the FHLB. The total line available was $551 thousand at June 30, 2024. There were no borrowings against this line of credit as of such date. Interest on this line is chargeable at a rate determined by the FHLB and payable monthly. Should Union utilize this line of credit, qualified portions of the loan and investment portfolios would collateralize these borrowings.
In addition to its borrowing arrangements with the FHLB, Union maintains a pre-approved federal funds line of credit totaling $15.0 million with an upstream correspondent bank, a master brokered deposit agreement with a brokerage firm, and one-way buy options with CDARS and ICS. At June 30, 2024, there were $65.0 million in retail brokered deposits issued under a master certificate of deposit program with a broker, and there were no purchased ICS or CDARS deposits, and no outstanding advances on the Union or Company correspondent lines.
In response to high profile bank failures in 2023, the Federal Reserve created the BTFP to provide liquidity to U.S. Depository institutions which allowed any federally insured depository institution to pledge as collateral investment securities at par, rather than at fair market value. At June 30, 2024, the Company had outstanding BTFP advances of $35.0 million. As of March 11, 2024, the BTFP ceased making new advances.
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
Stockholders’ equity decreased from $65.8 million at December 31, 2023 to $64.0 million at June 30, 2024, reflecting an increase of $3.3 million in accumulated other comprehensive loss due to a decrease in the fair market value of the Company's AFS investment securities and cash dividends declared of $3.3 million during the six months ended June 30, 2024. These decreases were partially offset by net income of $4.4 million for the first six months of 2024, an increase of $292 thousand in additional paid in capital from the vesting of stock based compensation, and a $33 thousand increase due to the issuance of common stock under the DRIP. The components of other comprehensive loss are illustrated in Note 10 of the unaudited consolidated financial statements.
The Company has 7,500,000 shares of $2.00 par value common stock authorized. As of June 30, 2024, the Company had 4,999,220 shares issued, of which 4,523,867 were outstanding and 475,353 were held in treasury.
In December 2023, the Company's Board reauthorized for 2024 the limited stock repurchase plan that was initially established in May of 2010. The limited stock repurchase plan allows the repurchase of up to a fixed number of shares of the Company's common stock each calendar quarter in open market purchases or privately negotiated transactions, as management deems advisable and as market conditions may warrant. The repurchase authorization for a calendar quarter (currently 2,500 shares) expires at the end of that quarter to the extent it has not been exercised, and is not carried forward into future quarters. The quarterly repurchase authorization expires on December 31, 2024, unless reauthorized. The Company had no repurchases under this program during the first six months of 2024.
The Company maintains a DRIP whereby registered stockholders may elect to reinvest cash dividends and make optional cash contributions to purchase additional shares of the Company's common stock. The Company has reserved 200,000 shares of its common stock for issuance and sale under the DRIP. As of June 30, 2024, 11,896 shares of stock had been issued from treasury stock under the DRIP.
The Company (on a consolidated basis) and Union are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's and Union's

Union Bankshares, Inc. Page 43

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
As shown in the table below, as of June 30, 2024, both the Company and Union met all capital adequacy requirements to which they are subject and Union exceeded the requirements for a "well capitalized" bank under the FDIC's Prompt Corrective Action framework. There were no conditions or events between June 30, 2024 and the date of this report that management believes have changed either company’s regulatory capital category.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of June 30, 2024	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Company:
Total capital to risk weighted assets	$121,270	13.15%	$73,776	8.00%	N/A	N/A
Tier I capital to risk weighted assets	97,046	10.52%	55,349	6.00%	N/A	N/A
Common Equity Tier 1 to risk weighted assets	97,046	10.52%	41,512	4.50%	N/A	N/A
Tier I capital to average assets	97,046	6.57%	59,084	4.00%	N/A	N/A

Union:
Total capital to risk weighted assets	$121,026	13.13%	$73,740	8.00%	$92,175	10.00%
Tier I capital to risk weighted assets	113,058	12.27%	55,285	6.00%	73,713	8.00%
Common Equity Tier 1 to risk weighted assets	113,058	12.27%	41,464	4.50%	59,892	6.50%
Tier I capital to average assets	113,058	7.65%	59,115	4.00%	73,894	5.00%
Dividends paid by Union are the primary source of funds available to the Company for payment of dividends to its stockholders. Union is subject to certain requirements imposed by federal banking laws and regulations, which among other things, establish minimum levels of capital and restrict the amount of dividends that may be distributed by Union to the Company.
Quarterly cash dividends of $0.36 per share were paid during the second quarter of 2024 and were declared in July for the third quarter, payable on August 1, 2024 to stockholders of record on July 27, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Omitted, in accordance with the regulatory relief available to smaller reporting companies in SEC Release Nos. 33-10513 (effective September 10, 2018).

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer, with the assistance of the Disclosure Control Committee, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2024. Based on this evaluation they concluded that those disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files with the Commission is accumulated and communicated to the Company’s management, including its principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required information.

Union Bankshares, Inc. Page 44

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The Company did not issue any unregistered shares during the quarter ended June 30, 2024.
There were no repurchases of the Company's equity securities during the quarter ended June 30, 2024.

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
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the unaudited consolidated balance sheets, (ii) the unaudited consolidated statements of income for the three and six months ended June 30, 2024 and 2023, (iii) the unaudited consolidated statements of comprehensive income for the three and six months ended June 30, 2024 and 2023, (iv) the unaudited consolidated statements of changes in stockholders' equity, (iv) the unaudited consolidated statements of cash flows and (v) related notes.

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

Union Bankshares, Inc.

August 9, 2024	/s/ David S. Silverman
David S. Silverman
Director, President and Chief Executive Officer

August 9, 2024	/s/ Karyn J. Hale
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

101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the unaudited consolidated balance sheets, (ii) the unaudited consolidated statements of income for the three and six months ended June 30, 2024 and 2023, (iii) the unaudited consolidated statements of comprehensive income for the three and six months ended June 30, 2024 and 2023, (iv) the unaudited consolidated statements of changes in stockholders' equity, (iv) the unaudited consolidated statements of cash flows and (v) related notes.

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