Form 10-Q
period 2024-09-30
UNION BANKSHARES INC
filed 2024-11-14
CIK 706863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2024

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐      No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of October 25, 2024.

Common Stock, $2 par value	4,524,553	shares

UNION BANKSHARES, INC.
TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	September 30, 2024	December 31, 2023
	(Unaudited)
Assets	(Dollars in thousands)
Cash and due from banks	$4,468	$4,429
Federal funds sold and overnight deposits	42,793	73,237
Cash and cash equivalents	47,261	77,666
Interest bearing deposits in banks	13,445	14,690
Investment securities available-for-sale	244,935	264,383
Other investments	1,723	1,500
Total investments	246,658	265,883
Loans held for sale	8,449	3,070
Loans	1,117,461	1,028,270
Allowance for credit losses on loans	(7,366)	(6,566)
Net deferred loan costs	2,019	1,752
Net loans	1,112,114	1,023,456
Premises and equipment, net	20,460	20,771
Other assets	71,107	63,343
Total assets	$1,519,494	$1,468,879
Liabilities and Stockholders’ Equity
Liabilities
Deposits
Noninterest bearing	$233,770	$250,992
Interest bearing	643,593	765,689
Time	295,900	288,922
Total deposits	1,173,263	1,305,603
Borrowed funds	240,696	65,696
Subordinated notes	16,264	16,239
Accrued interest and other liabilities	16,970	15,534
Total liabilities	1,447,193	1,403,072
Commitments and Contingencies
Stockholders’ Equity
Common stock, $2.00 par value; 7,500,000 shares authorized; 4,999,220 shares issued at September 30, 2024 and 4,995,348 shares issued at December 31, 2023	9,999	9,991
Additional paid-in capital	3,089	2,621
Retained earnings	90,350	89,472
Treasury stock at cost; 474,670 shares at September 30, 2024 and 476,500 shares at December 31, 2023	(4,306)	(4,322)
Accumulated other comprehensive loss	(26,831)	(31,955)
Total stockholders' equity	72,301	65,807
Total liabilities and stockholders' equity	$1,519,494	$1,468,879

See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 1

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest and dividend income	(Dollars in thousands, except per share data)
Interest and fees on loans	$15,182	$12,874	$43,094	$35,955
Interest on debt securities:
Taxable	1,106	1,130	3,256	3,458
Tax exempt	467	515	1,512	1,442
Dividends	147	80	331	168
Interest on federal funds sold and overnight deposits	162	153	799	367
Interest on interest bearing deposits in banks	127	95	372	304
Total interest and dividend income	17,191	14,847	49,364	41,694
Interest expense
Interest on deposits	4,961	4,743	15,082	10,485
Interest on borrowed funds	2,658	814	5,933	2,041
Interest on subordinated notes	142	142	427	427
Total interest expense	7,761	5,699	21,442	12,953
Net interest income	9,430	9,148	27,922	28,741
Credit loss expense (benefit), net	425	(139)	583	(161)
Net interest income after credit loss expense (benefit)	9,005	9,287	27,339	28,902
Noninterest income
Wealth management income	265	244	793	695
Service fees	1,855	1,785	5,252	5,219
Net losses on sales of investment securities available-for-sale	(1,293)	—	(1,293)	—
Net gains on sales of loans held for sale	540	336	1,168	836
Net gains (losses) on other investments	83	(41)	211	61
Other income	155	143	806	424
Total noninterest income	1,605	2,467	6,937	7,235
Noninterest expenses
Salaries and wages	4,015	3,720	11,342	10,895
Employee benefits	1,522	1,217	4,642	4,065
Occupancy expense, net	505	459	1,618	1,519
Equipment expense	1,006	935	2,966	2,714
Other expenses	2,361	2,595	7,845	7,546
Total noninterest expenses	9,409	8,926	28,413	26,739
Income before (benefit) provision for income taxes	1,201	2,828	5,863	9,398
(Benefit) provision for income taxes	(123)	296	103	1,190
Net income	$1,324	$2,532	$5,760	$8,208
Basic earnings per common share	$0.29	$0.56	$1.27	$1.82
Diluted earnings per common share	$0.29	$0.55	$1.27	$1.81
Weighted average number of common shares outstanding	4,524,319	4,508,028	4,521,795	4,508,569
Weighted average common and potential common shares for diluted EPS	4,555,591	4,540,026	4,548,657	4,536,851
Dividends per common share	$0.36	$0.36	$1.08	$1.08

See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 2

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in thousands)
Net income	$1,324	$2,532	$5,760	$8,208
Other comprehensive income (loss), net of tax:
Investment securities available-for-sale:
Net unrealized holding gains (losses) arising during the period on investment securities available-for-sale	7,383	(10,812)	4,115	(9,644)
Reclassification adjustment for net losses on sales of investment securities available-for-sale realized in net income	1,009	—	1,009	—
Total other comprehensive income (loss)	8,392	(10,812)	5,124	(9,644)
Total comprehensive income (loss)	$9,716	$(8,280)	$10,884	$(1,436)

See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 3

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)

	Three Month Periods Ended September 30, 2024 and 2023
	Common Stock					Accumulated other comprehensive loss
	Shares, net of treasury	Amount	Additional paid-in capital	Retained earnings	Treasury stock		Total stockholders’ equity
	(Dollars in thousands, except per share data)
Balances June 30, 2024	4,523,867	$9,999	$2,928	$90,654	$(4,312)	$(35,223)	$64,046
Net income	—	—	—	1,324	—	—	1,324
Other comprehensive income	—	—	—	—	—	8,392	8,392
Dividend reinvestment plan	683	—	11	—	6	—	17
Cash dividends declared ($0.36 per share)	—	—	—	(1,628)	—	—	(1,628)
Stock based compensation expense	—	—	150	—	—	—	150
Balances, September 30, 2024	4,524,550	$9,999	$3,089	$90,350	$(4,306)	$(26,831)	$72,301

Balances June 30, 2023	4,509,573	$9,969	$2,465	$87,136	$(4,265)	$(36,251)	$59,054
Net income	—	—	—	2,532	—	—	2,532
Other comprehensive loss	—	—	—	—	—	(10,812)	(10,812)
Dividend reinvestment plan	832	—	12	—	8	—	20
Cash dividends declared ($0.36 per share)	—	—	—	(1,623)	—	—	(1,623)
Stock based compensation expense	—	—	130	—	—	—	130
Purchase of treasury stock	(2,500)	—	—	—	(55)	—	(55)
Balances, September 30, 2023	4,507,905	$9,969	$2,607	$88,045	$(4,312)	$(47,063)	$49,246

	Nine Month Periods Ended September 30, 2024 and 2023
	Common Stock					Accumulated other comprehensive loss
	Shares, net of treasury	Amount	Additional paid-in capital	Retained earnings	Treasury stock		Total stockholders’ equity
	(Dollars in thousands, except per share data)
Balances, December 31, 2023	4,518,848	$9,991	$2,621	$89,472	$(4,322)	$(31,955)	$65,807
Net income	—	—	—	5,760	—	—	5,760
Other comprehensive income	—	—	—	—	—	5,124	5,124
Dividend reinvestment plan	1,830	—	34	—	16	—	50
Cash dividends declared ($1.08 per share)	—	—	—	(4,882)	—	—	(4,882)
Stock based compensation expense	3,872	8	434	—	—	—	442
Balances, September 30, 2024	4,524,550	$9,999	$3,089	$90,350	$(4,306)	$(26,831)	$72,301

Balances, December 31, 2022	4,508,587	$9,965	$2,225	$84,669	$(4,220)	$(37,419)	$55,220
Impact of adoption of ASU No. 2016-13	—	—	—	37	—	—	37
Net income	—	—	—	8,208	—	—	8,208
Other comprehensive loss	—	—	—	—	—	(9,644)	(9,644)
Dividend reinvestment plan	2,560	—	38	—	23	—	61
Cash dividends declared ($1.08 per share)	—	—	—	(4,869)	—	—	(4,869)
Stock based compensation expense	1,788	4	344	—	—	—	348
Purchase of treasury stock	(5,030)	—	—	—	(115)	—	(115)
Balances, September 30, 2023	4,507,905	$9,969	$2,607	$88,045	$(4,312)	$(47,063)	$49,246
See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 4

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash Flows From Operating Activities	(Dollars in thousands)
Net income	$5,760	$8,208
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,218	1,212
Credit loss expense (benefit)	583	(161)
Deferred income tax provision	7	29
Net amortization of premiums on investment securities	418	394
Equity in losses of limited partnerships	1,264	1,024
Stock based compensation expense	442	348
Net increase in unamortized loan costs	(267)	(364)
Proceeds from sales of loans held for sale	77,313	52,086
Origination of loans held for sale	(81,524)	(56,524)
Net gains on sales of loans held for sale	(1,168)	(836)
Net gains on disposals of premises and equipment	(19)	(1)
Net losses on sales of investment securities available-for-sale	1,293	—
Net gains on other investments	(211)	(61)
Decrease (increase) in accrued interest receivable	488	(158)
Amortization of debt issuance costs	25	25
Increase in other assets	(1,919)	(1,257)
Increase in other liabilities	2,689	2,192
Net cash provided by operating activities	6,392	6,156
Cash Flows From Investing Activities
Interest bearing deposits in banks
Proceeds from maturities and redemptions	3,237	3,486
Purchases	(1,992)	(1,494)
Investment securities available-for-sale
Proceeds from sales	37,218	—
Proceeds from maturities, calls and paydowns	14,338	12,852
Purchases	(27,253)	(24,922)
Net purchases of other investments	(12)	(15)
Net increase in nonmarketable stock	(7,281)	(1,822)
Net decrease in loans	(89,193)	(63,434)
Recoveries of loans charged off	18	4
Net purchases of premises and equipment	(932)	(1,113)
Proceeds from Company-owned life insurance death benefit	235	—
Investments in limited partnerships	(3,052)	(2,418)
Proceeds from sales of premises and equipment	44	16
Net cash used in investing activities	(74,625)	(78,860)

Union Bankshares, Inc. Page 5

	Nine Months Ended September 30,
	2024	2023

Cash Flows From Financing Activities	(Dollars in thousands)
Advances on long-term borrowings	285,000	90,696
Repayment of long-term borrowings	(110,000)	—
Net decrease in short-term borrowings outstanding	—	(50,000)
Net decrease in noninterest bearing deposits	(17,222)	(57,044)
Net decrease in interest bearing deposits	(122,096)	(54,850)
Net increase in time deposits	6,978	132,270
Purchase of treasury stock	—	(115)
Dividends paid	(4,832)	(4,808)
Net cash provided by financing activities	37,828	56,149
Net decrease in cash and cash equivalents	(30,405)	(16,555)
Cash and cash equivalents
Beginning of period	77,666	37,885
End of period	$47,261	$21,330
Supplemental Disclosures of Cash Flow Information
Interest paid	$20,640	$11,789
Income taxes paid	$—	$925

Supplemental Schedule of Noncash Investing Activities
Investment in limited partnerships acquired by capital contributions payable	$1,712	$2,303
Right-of-use operating lease assets obtained in exchange for operating lease liabilities	$—	$350

Dividends paid on Common Stock:
Dividends declared	$4,882	$4,869
Dividends reinvested	(50)	(61)
	$4,832	$4,808

See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 6

UNION BANKSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
Note 1.    Basis of Presentation
The accompanying unaudited interim consolidated financial statements of Union Bankshares, Inc. and Subsidiary (together, the Company) as of September 30, 2024, and for the three and nine months ended September 30, 2024 and 2023, have been prepared in conformity with GAAP for interim financial information, general practices within the banking industry, and the accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (2023 Annual Report). The Company's sole subsidiary is Union Bank. In the opinion of the Company’s management, all adjustments, consisting only of normal recurring adjustments and disclosures necessary for a fair presentation of the information contained herein, have been made. This information should be read in conjunction with the Company’s 2023 Annual Report. The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2024, or any future interim period.
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

Union Bankshares, Inc. Page 7

Note 3. Per Share Information
The following table presents the reconciliation between the calculation of basic EPS and diluted EPS for the three and nine months ended September 30, 2024 and 2023:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in thousands, except per share data)
Net income	$1,324	$2,532	$5,760	$8,208
Weighted average common shares outstanding for basic EPS	4,524,319	4,508,028	4,521,795	4,508,569
Dilutive effect of stock-based awards (1)	31,272	31,998	26,862	28,282
Weighted average common and potential common shares for diluted EPS	4,555,591	4,540,026	4,548,657	4,536,851
Earnings per common share:
Basic EPS	$0.29	$0.56	$1.27	$1.82
Diluted EPS	$0.29	$0.55	$1.27	$1.81
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

Union Bankshares, Inc. Page 8

Note 5. Investment Securities
Debt securities AFS as of the balance sheet dates consisted of the following:

September 30, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. Government-sponsored enterprises	$29,872	$6	$(2,742)	$27,136
Agency mortgage-backed	191,136	20	(26,010)	165,146
State and political subdivisions	55,812	25	(5,638)	50,199
Corporate	2,500	—	(46)	2,454
Total	$279,320	$51	$(34,436)	$244,935

December 31, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. Government-sponsored enterprises	$44,153	$—	$(4,802)	$39,351
Agency mortgage-backed	182,568	88	(30,272)	152,384
State and political subdivisions	72,254	395	(6,210)	66,439
Corporate	6,358	—	(149)	6,209
Total	$305,333	$483	$(41,433)	$264,383
There were no investment securities HTM at September 30, 2024 or December 31, 2023. Investment securities AFS with fair value of $92.5 million and $926 thousand were pledged as collateral for FHLB borrowings and other credit subject to collateralization, public unit deposits or for other purposes as required or permitted by law at September 30, 2024 and December 31, 2023, respectively. Investment securities AFS pledged as collateral for the Discount Window and BTFP borrowings at the FRB consisted of U.S. government-sponsored enterprises and Agency MBS with a fair value of $21.5 million and $8.9 million at September 30, 2024 and December 31, 2023, respectively. The Company utilized BTFP as a source of liquidity during 2023 until the BTFP ceased making new loans in March 2024.

The amortized cost and estimated fair value of debt securities by contractual scheduled maturity as of September 30, 2024 were as follows:

	Amortized Cost	Fair Value
Available-for-sale	(Dollars in thousands)
Due in one year or less	$504	$504
Due from one to five years	15,037	13,973
Due from five to ten years	10,764	9,728
Due after ten years	61,879	55,584
	88,184	79,789
Agency mortgage-backed	191,136	165,146
Total debt securities available-for-sale	$279,320	$244,935

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

Union Bankshares, Inc. Page 9

Information pertaining to all AFS debt securities with gross unrealized losses, for which an ACL has not been recorded, as of the balance sheet dates, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

September 30, 2024	Less Than 12 Months			12 Months and over			Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
		(Dollars in thousands)
U.S. Government- sponsored enterprises	1	$73	$—	25	$24,834	$(2,742)	26	$24,907	$(2,742)
Agency mortgage-backed	4	15,023	(32)	87	139,456	(25,978)	91	154,479	(26,010)
State and political subdivisions	1	2,941	(59)	51	45,157	(5,579)	52	48,098	(5,638)
Corporate	1	499	(1)	3	1,455	(45)	4	1,954	(46)
Total	7	$18,536	$(92)	166	$210,902	$(34,344)	173	$229,438	$(34,436)

December 31, 2023	Less Than 12 Months			12 Months and over			Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
		(Dollars in thousands)
U.S. Government- sponsored enterprises	2	$2,891	$(4)	32	$36,460	$(4,798)	34	$39,351	$(4,802)
Agency mortgage-backed	—	—	—	93	147,260	(30,272)	93	147,260	(30,272)
State and political subdivisions	10	14,532	(276)	65	40,720	(5,934)	75	55,252	(6,210)
Corporate	—	—	—	13	6,209	(149)	13	6,209	(149)
Total	12	$17,423	$(280)	203	$230,649	$(41,153)	215	$248,072	$(41,433)

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

No ACL for AFS debt securities was recorded at September 30, 2024 or December 31, 2023. Accrued interest receivable on AFS debt securities totaled $836 thousand and $1.4 million at September 30, 2024 and December 31, 2023, respectively, and is excluded from the estimate of credit losses.

The Company completed a balance sheet repositioning related to its investment securities portfolio during the three months ended September 30, 2024. The sale of lower-yielding AFS debt securities with a book value of $38.5 million was executed and recorded in August of 2024. The proceeds from the sale of these securities were used to purchase $26.0 million of AFS debt securities at higher yields to improve income going forward, and the remainder was used to fund loan growth.

Union Bankshares, Inc. Page 10

The following table presents the proceeds resulting in gross realized gains and gross realized losses from the sale of AFS debt securities for the three and nine months ended September 30, 2024 and 2023:

	For The Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in thousands)
Proceeds from sales	$37,218	$—	$37,218	$—

Gross gains	218	—	218	—
Gross losses	(1,511)	—	(1,511)	—
Net losses on sales of investment securities AFS	$(1,293)	$—	$(1,293)	$—

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

Union Bankshares, Inc. Page 11

The composition of Net loans as of the balance sheet dates, by regulatory call report code segmentation based on underlying collateral or purpose for certain loan types, was as follows:

	September 30, 2024	December 31, 2023
Residential real estate	(Dollars in thousands)
Non-revolving residential real estate	$426,797	$397,409
Revolving residential real estate	21,347	18,902
Construction real estate
Commercial construction real estate	59,133	36,973
Residential construction real estate	51,141	51,662
Commercial real estate
Non-residential commercial real estate	313,393	298,148
Multi-family residential real estate	102,253	105,344
Commercial	38,603	40,448
Consumer	2,162	2,589
Municipal	102,632	76,795
Gross loans	1,117,461	1,028,270
ACL on loans	(7,366)	(6,566)
Net deferred loan costs	2,019	1,752
Net loans	$1,112,114	$1,023,456
Qualifying residential first mortgage loans and certain commercial real estate loans with an aggregate carrying value of $381.1 million and $343.7 million were pledged as collateral for borrowings from the FHLB under a blanket lien at September 30, 2024 and December 31, 2023, respectively.
Accrued interest receivable on loans totaled $4.1 million and $4.0 million at September 30, 2024 and December 31, 2023, respectively, and is excluded from the estimate of credit losses described in Note 7.

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

Union Bankshares, Inc. Page 12

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

Union Bankshares, Inc. Page 13

Changes in the ACL on loans, by segment of loans, for the three and nine months ended September 30, 2024 and 2023 were as follows:

For The Three Months Ended September 30, 2024	Balance, June 30, 2024	Charge-Offs	Recoveries	Credit Loss Expense (Benefit)	Balance, September 30, 2024
	(Dollars in thousands)
Non-revolving residential real estate	$2,967	$—	$6	$100	$3,073
Revolving residential real estate	273	—	—	—	273
Residential real estate	3,240	—	6	100	3,346
Commercial construction real estate	544	—	—	140	684
Residential construction real estate	88	—	—	11	99
Construction real estate	632	—	—	151	783
Non-residential commercial real estate	2,469	—	—	173	2,642
Multi-family residential real estate	207	—	—	2	209
Commercial real estate	2,676	—	—	175	2,851
Commercial	312	—	—	(14)	298
Consumer	7	(1)	—	—	6
Municipal	26	—	—	56	82
Total	$6,893	$(1)	$6	$468	$7,366

For The Nine Months Ended September 30, 2024	Balance, December 31, 2023	Charge-Offs	Recoveries	Credit Loss Expense (Benefit)	Balance, September 30, 2024
	(Dollars in thousands)
Non-revolving residential real estate	$2,361	$—	$17	$695	$3,073
Revolving residential real estate	159	—	—	114	273
Residential real estate	2,520	—	17	809	3,346
Commercial construction real estate	1,035	—	—	(351)	684
Residential construction real estate	163	—	—	(64)	99
Construction real estate	1,198	—	—	(415)	783
Non-residential commercial real estate	2,182	—	—	460	2,642
Multi-family residential real estate	244	—	—	(35)	209
Commercial real estate	2,426	—	—	425	2,851
Commercial	352	—	1	(55)	298
Consumer	5	(2)	—	3	6
Municipal	65	—	—	17	82
Total	$6,566	$(2)	$18	$784	$7,366

Union Bankshares, Inc. Page 14

For The Three Months Ended September 30, 2023	Balance, June 30, 2023	Charge-Offs	Recoveries	Credit Loss Expense (Benefit)	Balance, September 30, 2023
	(Dollars in thousands)
Non-revolving residential real estate	$2,192	$—	$1	$107	$2,300
Revolving residential real estate	144	—	—	6	150
Residential real estate	2,336	—	1	113	2,450
Commercial construction real estate	1,525	—	—	(60)	1,465
Residential construction real estate	149	—	—	10	159
Construction real estate	1,674	—	—	(50)	1,624
Non-residential commercial real estate	2,152	—	—	(3)	2,149
Multi-family residential real estate	232	—	—	7	239
Commercial real estate	2,384	—	—	4	2,388
Commercial	354	—	—	3	357
Consumer	5	(4)	2	2	5
Municipal	27	—	—	44	71
Total	$6,780	$(4)	$3	$116	$6,895

For The Nine Months Ended September 30, 2023	Balance, December 31, 2022	Impact of Adoption of ASU No. 2016-13	Charge-Offs	Recoveries	Credit Loss Expense (Benefit)	Balance, September 30, 2023
	(Dollars in thousands)
Non-revolving residential real estate	$2,294	$(270)	$—	$1	$275	$2,300
Revolving residential real estate	123	25	—	—	2	150
Residential real estate	2,417	(245)	—	1	277	2,450
Commercial construction real estate	611	982	—	—	(128)	1,465
Residential construction real estate	421	(290)	—	—	28	159
Construction real estate	1,032	692	—	—	(100)	1,624
Non-residential commercial real estate	2,931	(757)	—	—	(25)	2,149
Multi-family residential real estate	1,004	(780)	—	—	15	239
Commercial real estate	3,935	(1,537)	—	—	(10)	2,388
Commercial	301	191	—	—	(135)	357
Consumer	10	(5)	(8)	3	5	5
Municipal	95	(42)	—	—	18	71
Unallocated	549	(549)	—	—	—	—
Total	$8,339	$(1,495)	$(8)	$4	$55	$6,895

Union Bankshares, Inc. Page 15

The Company's ACL on off-balance sheet credit exposures is recognized as a liability within Accrued interest and other liabilities on the consolidated balance sheets, with adjustments to the ACL recognized in Credit loss expense (benefit) in the consolidated statements of income. The Company's activity in the ACL on off-balance sheet credit exposures for the three and nine months ended September 30, 2024 and 2023 were as follows:

	For The Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
ACL on Off-Balance Sheet Credit Exposures	(Dollars in thousands)
Balance at beginning of period	$1,075	$1,497	$1,233	$—
Impact of adoption of ASU No. 2016-13	—	—	—	1,458
Credit loss benefit	(43)	(255)	(201)	(216)
Balance at end of period	$1,032	$1,242	$1,032	$1,242

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

Union Bankshares, Inc. Page 16

The following tables summarize the Company's loans by year of origination and by loan ratings applied by management to the Company's loans by segment as of September 30, 2024 and December 31, 2023:

September 30, 2024	2024	2023	2022	2021	2020	Prior	Revolving	Total
Residential Real Estate	(Dollars in thousands)
Pass	$55,063	$74,148	$102,488	$79,063	$27,940	$54,612	$—	$393,314
Satisfactory/Monitor	4,358	4,875	10,848	5,010	2,498	5,639	—	33,228
Substandard	—	—	—	—	158	97	—	255
Non-revolving residential real estate	59,421	79,023	113,336	84,073	30,596	60,348	—	426,797
Pass	—	—	—	—	—	—	19,839	19,839
Satisfactory/Monitor	—	—	—	—	—	—	1,483	1,483
Substandard	—	—	—	—	—	—	25	25
Revolving residential real estate	—	—	—	—	—	—	21,347	21,347
Construction Real Estate
Pass	3,937	2,833	4,797	1,537	572	867	—	14,543
Satisfactory/Monitor	8,495	19,869	4,010	12,084	53	79	—	44,590
Substandard	—	—	—	—	—	—	—	—
Commercial construction real estate	12,432	22,702	8,807	13,621	625	946	—	59,133
Pass	23,535	18,547	4,038	195	—	—	—	46,315
Satisfactory/Monitor	862	1,776	780	915	493	—	—	4,826
Substandard	—	—	—	—	—	—	—	—
Residential construction real estate	24,397	20,323	4,818	1,110	493	—	—	51,141
Commercial Real Estate
Pass	3,031	5,112	40,902	33,096	17,436	68,634	4,809	173,020
Satisfactory/Monitor	29,175	21,661	25,267	13,564	5,363	28,047	15,208	138,285
Substandard	—	—	—	—	1,657	379	52	2,088
Non-residential commercial real estate	32,206	26,773	66,169	46,660	24,456	97,060	20,069	313,393
Pass	1,068	287	4,348	10,257	1,883	42,199	—	60,042
Satisfactory/Monitor	566	2,496	12,853	10,368	5,568	10,100	—	41,951
Substandard	—	—	—	—	—	260	—	260
Multi-family residential real estate	1,634	2,783	17,201	20,625	7,451	52,559	—	102,253
Pass	1,800	2,750	4,735	1,620	446	7,803	4,230	23,384
Satisfactory/Monitor	871	2,343	1,199	2,032	231	7,072	1,245	14,993
Substandard	—	—	—	—	—	2	224	226
Commercial	2,671	5,093	5,934	3,652	677	14,877	5,699	38,603
Pass	688	917	135	61	73	200	29	2,103
Satisfactory/Monitor	59	—	—	—	—	—	—	59
Substandard	—	—	—	—	—	—	—	—
Consumer	747	917	135	61	73	200	29	2,162
Pass	79,321	11,454	6,055	682	1,398	3,722	—	102,632
Satisfactory/Monitor	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Municipal	79,321	11,454	6,055	682	1,398	3,722	—	102,632
Total Loans	$212,829	$169,068	$222,455	$170,484	$65,769	$229,712	$47,144	$1,117,461

Union Bankshares, Inc. Page 17

December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving	Total
Residential Real Estate	(Dollars in thousands)
Pass	$84,211	$112,215	$83,137	$29,704	$8,991	$53,021	$—	$371,279
Satisfactory/Monitor	4,362	7,038	5,671	2,280	386	5,873	—	25,610
Substandard	—	—	—	14	—	506	—	520
Non-revolving residential real estate	88,573	119,253	88,808	31,998	9,377	59,400	—	397,409
Pass	—	—	—	—	—	—	17,133	17,133
Satisfactory/Monitor	—	—	—	—	—	—	1,724	1,724
Substandard	—	—	—	—	—	—	45	45
Revolving residential real estate	—	—	—	—	—	—	18,902	18,902
Construction Real Estate
Pass	3,736	5,767	2,736	616	437	873	—	14,165
Satisfactory/Monitor	10,312	3,673	8,352	355	—	116	—	22,808
Substandard	—	—	—	—	—	—	—	—
Commercial construction real estate	14,048	9,440	11,088	971	437	989	—	36,973
Pass	24,496	17,904	498	—	—	123	—	43,021
Satisfactory/Monitor	3,978	2,114	568	1,981	—	—	—	8,641
Substandard	—	—	—	—	—	—	—	—
Residential construction real estate	28,474	20,018	1,066	1,981	—	123	—	51,662
Commercial Real Estate
Pass	5,977	44,428	34,562	18,327	23,650	57,197	16,629	200,770
Satisfactory/Monitor	17,908	24,563	13,819	5,552	6,172	23,521	3,486	95,021
Substandard	—	—	—	1,773	—	516	68	2,357
Non-residential commercial real estate	23,885	68,991	48,381	25,652	29,822	81,234	20,183	298,148
Pass	250	5,364	10,208	2,061	8,226	34,993	—	61,102
Satisfactory/Monitor	841	12,485	11,863	5,664	9,933	2,126	—	42,912
Substandard	—	—	—	—	—	1,330	—	1,330
Multi-family residential real estate	1,091	17,849	22,071	7,725	18,159	38,449	—	105,344
Pass	1,958	6,394	2,125	671	2,849	7,755	4,992	26,744
Satisfactory/Monitor	1,914	1,243	2,350	467	132	6,717	648	13,471
Substandard	—	—	—	—	—	4	229	233
Commercial	3,872	7,637	4,475	1,138	2,981	14,476	5,869	40,448
Pass	1,566	342	131	98	229	175	28	2,569
Satisfactory/Monitor	20	—	—	—	—	—	—	20
Substandard	—	—	—	—	—	—	—	—
Consumer	1,586	342	131	98	229	175	28	2,589
Pass	66,396	2,942	986	1,931	130	4,410	—	76,795
Satisfactory/Monitor	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Municipal	66,396	2,942	986	1,931	130	4,410	—	76,795
Total Loans	$227,925	$246,472	$177,006	$71,494	$61,135	$199,256	$44,982	$1,028,270

Gross charge-offs for the three months ended September 30, 2024 consisted of one $1 thousand consumer loan that was originated in 2024. Gross charge-offs for the nine months ended September 30, 2024 consisted of one $1 thousand consumer loan originated in 2021 and one $1 thousand consumer loan originated in 2024. Gross charge-offs for the three months ended September 30, 2023 consisted of one $4 thousand consumer loan that was originated in 2022 and gross charge-offs for the nine months ended September 30, 2023, consisted of two consumer loans totaling $8 thousand that were originated in 2022.

Union Bankshares, Inc. Page 18

A summary of current and past due loans as of September 30, 2024 and December 31, 2023 follows:

September 30, 2024	30-59 Days	60-89 Days	90 Days and Over	Total Past Due	Current	Total
	(Dollars in thousands)
Residential real estate
Non-revolving residential real estate	$—	$386	$255	$641	$426,156	$426,797
Revolving residential real estate	23	—	—	23	21,324	21,347
Construction real estate
Commercial construction real estate	8	—	—	8	59,125	59,133
Residential construction real estate	—	—	—	—	51,141	51,141
Commercial real estate
Non-residential commercial real estate	523	150	—	673	312,720	313,393
Multi-family residential real estate	—	—	—	—	102,253	102,253
Commercial	14	2	—	16	38,587	38,603
Consumer	10	—	—	10	2,152	2,162
Municipal	—	—	—	—	102,632	102,632
Total	$578	$538	$255	$1,371	$1,116,090	$1,117,461

December 31, 2023	30-59 Days	60-89 Days	90 Days and Over	Total Past Due	Current	Total
	(Dollars in thousands)
Residential real estate
Non-revolving residential real estate	$2,015	$312	$162	$2,489	$394,920	$397,409
Revolving residential real estate	—	—	17	17	18,885	18,902
Construction real estate
Commercial construction real estate	17	—	—	17	36,956	36,973
Residential construction real estate	—	—	—	—	51,662	51,662
Commercial real estate
Non-residential commercial real estate	197	—	—	197	297,951	298,148
Multi-family residential real estate	1,058	—	—	1,058	104,286	105,344
Commercial	4	—	—	4	40,444	40,448
Consumer	14	—	—	14	2,575	2,589
Municipal	—	—	—	—	76,795	76,795
Total	$3,305	$312	$179	$3,796	$1,024,474	$1,028,270

A summary of nonaccrual loans as of September 30, 2024 and December 31, 2023 follows:

September 30, 2024	Nonaccrual	Nonaccrual With No Allowance for Credit Losses	90 Days and Over and Accruing
Residential real estate	(Dollars in thousands)
Non-revolving residential real estate	$—	$—	$255
Commercial real estate
Non-residential commercial real estate	1,709	1,709	—
Total	$1,709	$1,709	$255

Union Bankshares, Inc. Page 19

December 31, 2023	Nonaccrual	Nonaccrual With No Allowance for Credit Losses	90 Days and Over and Accruing
Residential real estate	(Dollars in thousands)
Non-revolving residential real estate	$—	$—	$162
Revolving residential real estate	17	—	—
Commercial real estate
Non-residential commercial real estate	1,841	1,841	—
Total	$1,858	$1,841	$162

There was one non-revolving residential real estate loan totaling $60 thousand in process of foreclosure at September 30, 2024 and one revolving residential real estate loan totaling $17 thousand in process of foreclosure at December 31, 2023. Aggregate interest on nonaccrual loans not recognized was $212 thousand as of September 30, 2024 and $143 thousand as of December 31, 2023.
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
The following table presents collateral dependent loans to borrowers experiencing financial difficulty by loan class and collateral type as of the balance sheet dates:

	September 30, 2024	December 31, 2023
	Real Estate	Real Estate
	(Dollars in thousands)
Non-residential commercial real estate	$1,709	$1,841

Collateral dependent loans are loans for which the repayment is expected to be provided substantially by the underlying collateral and there are no other available and reliable sources of repayment.

Occasionally, the Company modifies loans to borrowers experiencing financial difficulty by providing interest rate reductions, term extensions, payment deferrals or principal forgiveness. When principal forgiveness is provided, the amount of forgiveness is charged off against the ACL on loans. There were no new loan modifications to borrowers experiencing financial difficulty during the three months ended September 30, 2024 or 2023. The following tables summarize loan modifications to borrowers experiencing financial difficulty by loan class, type of modification and the financial effect of the modifications as of and for the nine months ended September 30, 2024 and 2023.

	Payment Delay
	Nine Months Ended September 30, 2024
	Amortized Cost Basis	% of Loan Class	Financial Effect
	(Dollars in thousands)
Non-revolving residential real estate	$15	—%	Modification deferred 3 months of principal and interest payments.
Non-residential commercial real estate	260	0.08%	Modification deferred 3 months of principal and interest payments.
Commercial	46	0.12%	Modification deferred 3 months of principal and interest payments.

Union Bankshares, Inc. Page 20

	Interest Rate Reduction
	Nine Months Ended September 30, 2023
	Amortized Cost Basis	% of Loan Class	Financial Effect
	(Dollars in thousands)
Non-residential commercial real estate	$404	0.14%	Reduced weighted average contractual interest rate from 8.75% to 6.85%
Multi-family residential real estate	443	0.43%	Reduced weighted average contractual interest rate from 9.25% to 7.75%

	Payment Delay
	Nine Months Ended September 30, 2023
	Amortized Cost Basis	% of Loan Class	Financial Effect
	(Dollars in thousands)
Non-residential commercial real estate	$3,383	1.16%	Modification allowed for 7 months of interest only payments with remaining balances due at maturity.

The following table presents the performance of loans as of September 30, 2024 that have been modified in the last twelve months:

September 30, 2024	Current	Past Due 30-89 Days	Past Due 90 Days and Over
	(Dollars in thousands)
Non-revolving residential real estate	$15	$—	$—
Non-residential commercial real estate	260	—	—
Commercial	46	—	—

There were no loans to borrowers experiencing financial difficulty that were modified within the previous twelve months that had subsequently defaulted during the three and nine months ended September 30, 2024. Loans are considered defaulted at 90 days past due.

At September 30, 2024, the Company was not committed to lend any additional funds to borrowers experiencing financial difficulty for which the Company modified the terms of the loans in the form of principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay, or a term extension.

Note 8.  Stock Based Compensation
Under the Union Bankshares, Inc. 2014 Equity Incentive Plan, as amended in May 2022, a total of 150,000 shares of the Company’s common stock have been reserved since inception of the Plan for equity awards of incentive stock options, nonqualified stock options, restricted stock and RSUs to eligible officers and (except for awards of incentive stock options) nonemployee directors. Shares available for issuance of awards under the 2014 Equity Plan consist of unissued shares of the Company’s common stock and/or shares held in treasury. As of September 30, 2024, there were outstanding grants of RSUs under the 2014 Equity Plan as noted in the table below.

On May 15, 2024, the Company’s shareholders approved the Union Bankshares, Inc. 2024 Equity Compensation Plan, which replaces and is substantially similar to, the Company’s 2014 Equity Plan. Subject to typical anti-dilution adjustments, up to 250,000 shares of the Company’s common stock have been reserved for issuance under the new plan to eligible executives and directors. No new grants will be made under the 2014 Equity Plan. As of September 30, 2024, no grants had yet been made under the new plan.

RSUs. Each outstanding RSU represents the right to receive one share of the Company's common stock upon satisfaction of applicable vesting conditions. The general terms of the awards are described in the Company's 2023 Annual Report. Prior to vesting, the RSUs do not earn dividends or dividend equivalents, nor do they bear any voting rights.

Union Bankshares, Inc. Page 21

The following table summarizes the RSUs awarded to Company executives in 2022, 2023 and 2024, and the number of such RSUs remaining unvested as of September 30, 2024:

	Number of RSUs Granted	Weighted Average Grant Date Fair Value	Number of Unvested RSUs
2022 Award	15,705	31.99	1,789
2023 Award	19,282	26.90	10,652
2024 Award	15,095	30.60	15,095
Total	50,082		27,536
Unrecognized compensation expense related to the unvested RSUs as of September 30, 2024 and 2023 was $423 thousand and $461 thousand, respectively, and $344 thousand as of December 31, 2023.
On May 15, 2024, the Company's board of directors, as a component of total director compensation, granted an aggregate of 3,736 RSUs to the Company's non-employee directors. Each RSU represents the right to receive one share of the Company's common stock upon satisfaction of applicable vesting conditions. The RSUs will vest in May 2025, subject to continued board service through the vesting date, other than in the case of the director's death or disability. Prior to vesting, the RSUs do not earn dividends or dividend equivalents, nor do they bear any voting rights. Unrecognized director compensation expense related to the unvested RSUs as of September 30, 2024 was $64 thousand.

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
The unamortized issuance costs of the Notes were $236 thousand and $261 thousand at September 30, 2024 and December 31, 2023, respectively. The Company recorded $8 thousand and $25 thousand of issuance costs in interest expense for the three and nine months ended September 30, 2024 and 2023, respectively. The Notes are presented net of unamortized issuance costs in the consolidated balance sheets.

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

As of the balance sheet dates, the components of Accumulated OCI, net of tax, were:

	September 30, 2024	December 31, 2023
	(Dollars in thousands)
Net unrealized losses on investment securities AFS	$(26,831)	$(31,955)

Union Bankshares, Inc. Page 22

The following tables disclose the tax effects allocated to each component of OCI for the three and nine months ended September 30:

	Three Months Ended
	September 30, 2024			September 30, 2023
	Before-Tax Amount	Tax Expense/Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax Benefit	Net-of-Tax Amount
Investment securities AFS:	(Dollars in thousands)
Net unrealized holding gains (losses) arising during the period on investment securities AFS	$9,462	$(2,079)	$7,383	$(13,686)	$2,874	$(10,812)
Reclassification adjustment for net losses on investment securities AFS realized in net income	1,293	(284)	1,009	—	—	—
Total other comprehensive income (loss)	$10,755	$(2,363)	$8,392	$(13,686)	$2,874	$(10,812)

	Nine Months Ended
	September 30, 2024			September 30, 2023
	Before-Tax Amount	Tax Expense/ Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax Benefit	Net-of-Tax Amount
Investment securities AFS:	(Dollars in thousands)
Net unrealized holding gains (losses) arising during the period on investment securities AFS	$5,273	$(1,158)	$4,115	$(12,208)	$2,564	$(9,644)
Reclassification adjustment for net losses on investment securities AFS realized in net income	1,293	(284)	1,009	—	—	—
Total other comprehensive income (loss)	$6,566	$(1,442)	$5,124	$(12,208)	$2,564	$(9,644)

The following table discloses information concerning reclassification adjustments from OCI for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended		Nine Months Ended
Reclassification Adjustment Description	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023	Affected Line Item in Consolidated Statements of Income
	(Dollars in thousands)
Investment securities AFS:
Net losses on investment securities AFS	$1,293	$—	$1,293	$—	Net losses on sales of investment securities AFS
Tax benefit	(284)	—	(284)	—	Provision for income taxes
Total reclassifications	$1,009	$—	$1,009	$—	Net income

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

Union Bankshares, Inc. Page 23

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
Assets measured at fair value on a recurring basis at September 30, 2024 and December 31, 2023, segregated by fair value hierarchy level, are summarized below:

	Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2024:	(Dollars in thousands)
Debt securities AFS:
U.S. Government-sponsored enterprises	$27,136	$2,737	$24,399	$—
Agency mortgage-backed	165,146	—	165,146	—
State and political subdivisions	50,199	—	50,199	—
Corporate	2,454	—	2,454	—
Total debt securities	$244,935	$2,737	$242,198	$—

Other investments:
Mutual funds	$1,723	$1,723	$—	$—

December 31, 2023:
Debt securities AFS:
U.S. Government-sponsored enterprises	$39,351	$2,645	$36,706	$—
Agency mortgage-backed	152,384	—	152,384	—
State and political subdivisions	66,439	—	66,439	—
Corporate	6,209	—	6,209	—
Total debt securities	$264,383	$2,645	$261,738	$—

Other investments:
Mutual funds	$1,500	$1,500	$—	$—
There were no transfers in or out of Levels 1 and 2 during the three and nine months ended September 30, 2024 or the year ended December 31, 2023, nor were there any Level 3 assets at any time during these periods. Certain other assets and liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Assets and liabilities measured at fair value on a nonrecurring basis in periods after initial recognition, such as collateral dependent individually evaluated loans, MSRs and OREO, were not considered material at September 30, 2024 or December 31, 2023. The Company has not elected to apply the fair value method to any financial assets or liabilities other than those situations where other accounting pronouncements require fair value measurements.

FASB ASC Topic 825, Financial Instruments, requires disclosure of the estimated fair value of financial instruments. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for

Union Bankshares, Inc. Page 24

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

As of the balance sheet dates, the estimated fair values and related carrying amounts of the Company's significant financial instruments were as follows:

	September 30, 2024
	Fair Value Measurements
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$47,261	$47,261	$47,261	$—	$—
Interest bearing deposits in banks	13,445	13,445	—	13,445	—
Investment securities	246,658	246,658	4,460	242,198	—
Loans held for sale	8,449	8,539	—	8,539	—
Loans, net
Residential real estate	445,608	415,114	—	—	415,114
Construction real estate	109,690	108,067	—	—	108,067
Commercial real estate	413,546	387,548	—	—	387,548
Commercial	38,375	35,496	—	—	35,496
Consumer	2,160	2,120	—	—	2,120
Municipal	102,735	99,042	—	—	99,042
Accrued interest receivable	4,920	4,920	—	836	4,084
Nonmarketable equity securities	10,481	N/A	N/A	N/A	N/A
Financial liabilities
Deposits
Noninterest bearing	$233,770	$233,770	$233,770	$—	$—
Interest bearing	643,593	643,593	643,593	—	—
Time	295,900	294,881	—	294,881	—
Borrowed funds
Short-term	10,000	10,003	—	10,003	—
Long-term	230,696	234,091	—	234,091	—
Subordinated notes	16,264	17,287	—	17,287	—
Accrued interest payable	2,468	2,468	—	2,468	—

Union Bankshares, Inc. Page 25

	December 31, 2023
	Fair Value Measurements
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$77,666	$77,666	$77,666	$—	$—
Interest bearing deposits in banks	14,690	14,690	—	14,690	—
Investment securities	265,883	265,883	4,145	261,738	—
Loans held for sale	3,070	3,110	—	3,110	—
Loans, net
Residential real estate	414,500	373,594	—	—	373,594
Construction real estate	87,588	85,678	—	—	85,678
Commercial real estate	401,753	373,279	—	—	373,279
Commercial	40,165	37,136	—	—	37,136
Consumer	2,589	2,536	—	—	2,536
Municipal	76,861	74,812	—	—	74,812
Accrued interest receivable	5,409	5,409	—	1,395	4,014
Nonmarketable equity securities	3,199	N/A	N/A	N/A	N/A
Financial liabilities
Deposits
Noninterest bearing	$250,992	$250,992	$250,992	$—	$—
Interest bearing	765,689	765,689	765,689	—	—
Time	288,922	286,637	—	286,637	—
Borrowed funds
Short-term	10,000	9,990	—	9,990	—
Long-term	55,696	55,914	—	55,914	—
Subordinated notes	16,239	15,302	—	15,302	—
Accrued interest payable	1,666	1,666	—	1,666	—
The carrying amounts in the preceding tables are included in the consolidated balance sheets under the applicable captions. Accrued interest receivable and nonmarketable equity securities are included in Other assets in the consolidated balance sheets.

Note 12. Subsequent Events
Subsequent events represent events or transactions occurring after the balance sheet date but before the financial statements are issued. Financial statements are considered “issued” when they are widely distributed to shareholders and others for general use and reliance in a form and format that complies with GAAP. Events occurring subsequent to September 30, 2024 have been evaluated as to their potential impact to the consolidated financial statements.
On October 16, 2024, the Company declared a regular quarterly cash dividend of $0.36 per share, payable November 7, 2024, to stockholders of record on October 26, 2024.

Union Bankshares, Inc. Page 26

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
GENERAL
The following discussion and analysis focuses on those factors that, in management's view, had a material effect on the financial position of the Company as of September 30, 2024 and December 31, 2023, and its results of operations for the three and nine months ended September 30, 2024 and 2023. This discussion is being presented to provide a narrative explanation of the consolidated financial statements and should be read in conjunction with the consolidated financial statements and related notes and with other financial data appearing elsewhere in this filing and with the Company's 2023 Annual Report. In the opinion of the Company's management, the interim unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments and disclosures necessary to fairly present the Company's consolidated financial position and results of operations for the interim periods presented. Management is not aware of the occurrence of any events after September 30, 2024 which would materially affect the information presented.
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

Union Bankshares, Inc. Page 27

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
The Company's earnings have been impacted by the inverted yield curve, as deposit and funding costs have risen at a faster pace than assets have repriced, which has resulted in compression of the net interest margin and spread. In September 2024, the Federal Reserve reduced short-term interest rates by 50 bps; however, there was minimal impact on third quarter financial results from this rate reduction. The net interest margin was 2.73% for the nine months ended September 30, 2024 compared to 2.95% for the nine months ended September 30, 2023, while the net interest spreads for the same periods were 2.27% and 2.59%, respectively. We continue to manage the net interest margin and spread by remaining disciplined on loan and deposit pricing, utilizing FHLB advances and brokered CDs when appropriate to reduce our exposure to high short-term interest rates, and maximizing our balance sheet collateral (i.e. loans and investment securities) to obtain wholesale funding in a cost effective way to fund loan growth.
The Company completed a balance sheet repositioning related to its investment securities portfolio during the three months ended September 30, 2024. The sale of lower-yielding AFS debt securities with a book value of $38.5 million was executed and recorded in August of 2024, resulting in a pre-tax realized loss on the sale of $1.3 million. The proceeds from the sale of these securities were used to purchase $26.0 million of AFS debt securities at higher yields to improve income going forward, and the remainder was used to fund loan growth. The Company estimates the loss on the sale will be recouped within approximately one year.
Consolidated net income decreased $1.2 million, or 47.7%, to $1.3 million for the third quarter of 2024 compared to $2.5 million for the third quarter of 2023. The decrease in net income was due to the combined effects of the $1.3 million loss on the sale of AFS debt securities discussed above, increases of $483 thousand in noninterest expenses and $564 thousand in credit loss expense, partially offset by increases of $282 thousand in net interest income and $431 thousand in noninterest income, excluding the loss on the sale of AFS debt securities, and a decrease of $419 thousand in income tax expense.
Consolidated net income decreased $2.4 million, or 29.8%, to $5.8 million for the nine months ended September 30, 2024 compared to $8.2 million for the nine months ended September 30, 2023. This decrease was due to the combined effects of the $1.3 million loss on the sale of AFS debt securities discussed above, a decrease in net interest income of $819 thousand and increases in noninterest expenses of $1.7 million and credit loss expense of $744 thousand, partially offset by an increase in

Union Bankshares, Inc. Page 28

noninterest income, excluding the loss on the sale of AFS debt securities, of $995 thousand and a reduction in income tax expense of $1.1 million.
At September 30, 2024, the Company had total consolidated assets of $1.52 billion, including gross loans and loans held for sale (total loans) of $1.13 billion, deposits of $1.17 billion, borrowed funds of $240.7 million, subordinated notes of $16.3 million and stockholders' equity of $72.3 million.
The Company's total capital increased to $72.3 million at September 30, 2024 from $65.8 million at December 31, 2023. This increase primarily reflects an improvement of $5.1 million in accumulated other comprehensive loss due to an increase in the fair market value of the Company's AFS investment securities, net income of $5.8 million for the first nine months of 2024, partially offset by regular cash dividends declared of $4.9 million. (See Capital Resources on page 44.) These changes also resulted in an increase in the Company's book value per share to $15.98 at September 30, 2024 from $14.56 at December 31, 2023.
The following unaudited per share information and key ratios depict several measurements of performance or financial condition at or for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended or At September 30,		Nine Months Ended or At September 30,
	2024	2023	2024	2023
Return on average assets (1)	0.36%	0.73%	0.53%	0.80%
Return on average equity (1)	7.90%	17.65%	12.00%	18.82%
Net interest margin (1)(2)	2.71%	2.76%	2.73%	2.95%
Efficiency ratio (3)	83.42%	75.37%	80.04%	73.17%
Net interest spread (4)	2.22%	2.34%	2.27%	2.59%
Loan to deposit ratio	95.96%	84.11%	95.96%	84.11%
Net loan charge-offs to average loans not held for sale	—%	—%	—%	—%
ACL on loans to loans not held for sale	0.66%	0.67%	0.66%	0.67%
Nonperforming assets to total assets (5)	0.13%	0.15%	0.13%	0.15%
Equity to assets	4.76%	3.53%	4.76%	3.53%
Total capital to risk weighted assets	12.77%	13.19%	12.77%	13.19%
Book value per share	$15.98	$10.92	$15.98	$10.92
Basic earnings per share	$0.29	$0.56	$1.27	$1.82
Diluted earnings per share	$0.29	$0.55	$1.27	$1.81
Dividends paid per share	$0.36	$0.36	$1.08	$1.08
Dividend payout ratio (6)	124.14%	64.29%	85.04%	59.34%
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

Union Bankshares, Inc. Page 29

Interest earned on average earning assets for the three months ended September 30, 2024 was $17.2 million compared to $14.8 million for the three months ended September 30, 2023, an increase of $2.3 million, or 15.8%. The average earning asset base increased $78.1 million between periods and the average yield on average earning assets increased 42 bps to 4.85% for the three months ended September 30, 2024 compared to 4.43% for the three months ended September 30, 2023.
The average yield on federal funds sold and overnight deposits decreased 81 bps while interest income increased $9 thousand between the three month comparison period due to an increase in the average balance maintained in Union's master account at the FRB, partially offset by a decrease in the average interest rate paid on these balances. Interest income on investment securities decreased $72 thousand between comparison periods due to a $23.2 million decrease in the average balance of the portfolio, partially offset by an increase in the average yield of 2 bps. Interest income on loans increased $2.3 million between the three month comparison periods due to an increase in the average volume of loans outstanding of $90.0 million and an increase of 46 bps in the average yield.
Average interest bearing liabilities increased $83.6 million between the three month comparison periods due to growth in customer time deposit balances, utilization of brokered deposits included in time deposits, and an increase in borrowed funds. The average rate paid on interest bearing liabilities increased 54 bps to 2.63% for the third quarter of 2024 compared to 2.09% for the third quarter of 2023. Interest expense increased $2.1 million, to $7.8 million for the three months ended September 30, 2024 compared to $5.7 million for the three months ended September 30, 2023. Higher rates paid on customer deposit accounts and utilization of higher cost funding of brokered deposits and advances from the FHLB and the FRB were drivers of the increase in interest expense.
The net interest spread decreased 12 bps to 2.22% for the third quarter of 2024, from 2.34% for the same period last year, reflecting the net effect of the 54 bps increase in the average rate paid on interest bearing liabilities, which was only partially offset by the 42 bps increase in the average yield earned on interest earning assets between periods. The net interest margin decreased 5 bps during the third quarter of 2024 compared to the same period last year as a result of the changes discussed above. Even with the decreases in the net interest spread and net interest margin, net interest income increased $282 thousand to $9.4 million for the three months ended September 30, 2024 compared to $9.1 million for the three months ended September 30, 2023.
Net interest income was $27.9 million, on a fully tax equivalent basis for the nine months ended September 30, 2024 compared to $28.7 million for the nine months ended September 30, 2023, a decrease of $819 thousand, or 2.8%. The average volume of earning assets increased $70.9 million and the average yield on earning assets increased 52 bps to 4.77% compared to 4.25% for the comparison period. Average loans increased $72.9 million, or 7.4%, to $1.1 billion for the nine months ended September 30, 2024. The increase in average loan volume and the increase of 58 bps in the average loan yield resulted in a $7.1 million increase in interest income on loans between periods. There was a $445 thousand recovery of interest income on loans during the nine months ended September 30, 2024 related to the payoff of a loan that had previously been in nonaccrual. This accounted for 6 bps of the increase in the average loan yield between the nine month comparison periods.
The average balance of the investment portfolio decreased $15.2 million while the average yield on the portfolio increased by 1 bp, resulting in a decrease in interest income on investment securities of $132 thousand between the nine month comparison periods.
The average cost of funds increased 84 bps to 2.50% for the nine months ended September 30, 2024 compared to 1.66% for the nine months ended September 30, 2023. Interest expense increased $8.5 million, to $21.4 million for the nine months ended September 30, 2024 compared to $13.0 million for the nine months ended September 30, 2023. The increases in the average cost of funds and in interest expense were due to an increase of $96.0 million in the average balance of interest bearing liabilities and increases in the average rates paid in all liability categories between periods, with the exception of the Company's subordinated notes.
During the first half of 2024, Union, like many other financial institutions, continued to offer higher rate paying time deposit specials to attract new deposit dollars and retain existing customer deposits. Although some new money was obtained, a shift of funds in the Company's deposit base from non-maturity deposits to time deposit specials occurred. Interest expense on time deposits increased $2.8 million to $8.7 million for the nine months ended September 30, 2024 compared to $5.9 million for the nine months ended September 30, 2023 due to increases of $37.5 million in the average balance and 90 bps in the average rate paid. Despite a decrease of $31.9 million in the average balance of savings/money market accounts, interest expense increased $1.4 million between the nine month comparison periods due to an increase of 58 bps in the average rate paid. Interest expense on interest bearing checking accounts increased $411 thousand between the nine month comparison periods resulting from an increase of 26 bps in the average rate paid, which more than offset the decrease of $24.0 million in the average balance. The average volume of borrowed funds increased $114.4 million and the average rate paid on borrowed funds increased 40 bps between the nine month comparison periods, resulting in a $3.9 million increase in interest expense.
The net interest spread decreased 32 bps to 2.27% for the nine months ended September 30, 2024, from 2.59% for the same period last year, reflecting the net effect of the 84 bps increase in the average rate paid on interest bearing liabilities, which was

Union Bankshares, Inc. Page 30

only partially offset by the 52 bps increase in the average yield earned on interest earning assets between periods. The net interest margin decreased 22 bps for the nine months ended September 30, 2024 compared to the same period last year as a result of the changes discussed above.
The following tables show for the periods indicated the total amount of tax equivalent interest income recorded from average interest earning assets, the related average tax equivalent yields, the tax equivalent interest expense associated with average interest bearing liabilities, the related tax equivalent average rates paid, and the resulting tax equivalent net interest spread and margin.

	Three Months Ended September 30,
	2024			2023
	Average Balance (1)	Interest Earned/ Paid	Average Yield/ Rate	Average Balance (1)	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Average Assets:
Federal funds sold and overnight deposits	$25,451	$162	2.49%	$18,188	$153	3.30%
Interest bearing deposits in banks	13,564	127	3.71%	14,826	95	2.54%
Investment securities (2), (3)	288,839	1,573	2.25%	312,074	1,645	2.23%
Loans, net (2), (4)	1,091,307	15,182	5.61%	1,001,353	12,874	5.15%
Nonmarketable equity securities	10,082	147	5.77%	4,657	80	6.80%
Total interest earning assets (2)	1,429,243	17,191	4.85%	1,351,098	14,847	4.43%
Cash and due from banks	4,887			4,846
Premises and equipment	20,567			20,216
Other assets	21,534			11,459
Total assets	$1,476,231			$1,387,619
Average Liabilities and Stockholders' Equity:
Interest bearing checking accounts	$277,422	748	1.07%	$317,918	1,043	1.30%
Savings/money market accounts	328,887	1,014	1.23%	376,878	1,169	1.23%
Time deposits	295,331	3,199	4.31%	279,288	2,531	3.60%
Borrowed funds and other liabilities	247,446	2,658	4.20%	91,403	814	3.48%
Subordinated notes	16,259	142	3.49%	16,226	142	3.49%
Total interest bearing liabilities	1,165,345	7,761	2.63%	1,081,713	5,699	2.09%
Noninterest bearing deposits	226,094			230,557
Other liabilities	17,795			17,979
Total liabilities	1,409,234			1,330,249
Stockholders' equity	66,997			57,370
Total liabilities and stockholders’ equity	$1,476,231			$1,387,619
Net interest income		$9,430			$9,148
Net interest spread (2)			2.22%			2.34%
Net interest margin (2)			2.71%			2.76%

Union Bankshares, Inc. Page 31

	Nine Months Ended September 30,
	2024			2023
	Average Balance (1)	Interest Earned/ Paid	Average Yield/ Rate	Average Balance (1)	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Average Assets:
Federal funds sold and overnight deposits	$26,664	$799	3.94%	$15,144	$367	3.20%
Interest bearing deposits in banks	14,008	372	3.55%	15,995	304	2.54%
Investment securities (2), (3)	297,769	4,768	2.21%	312,982	4,900	2.20%
Loans, net (2), (4)	1,054,989	43,094	5.52%	982,071	35,955	4.94%
Nonmarketable equity securities	7,424	331	5.94%	3,783	168	5.93%
Total interest earning assets (2)	1,400,854	49,364	4.77%	1,329,975	41,694	4.25%
Cash and due from banks	4,585			4,629
Premises and equipment	20,748			20,268
Other assets	18,431			11,054
Total assets	$1,444,618			$1,365,926
Average Liabilities and Stockholders' Equity:
Interest bearing checking accounts	$292,177	2,524	1.15%	$316,193	2,113	0.89%
Savings/money market accounts	364,894	3,866	1.42%	396,813	2,489	0.84%
Time deposits	281,248	8,692	4.13%	243,730	5,883	3.23%
Borrowed funds and other liabilities	184,875	5,933	4.22%	70,512	2,041	3.82%
Subordinated notes	16,251	427	3.52%	16,218	427	3.52%
Total interest bearing liabilities	1,139,445	21,442	2.50%	1,043,466	12,953	1.66%
Noninterest bearing deposits	224,651			248,222
Other liabilities	16,545			16,086
Total liabilities	1,380,641			1,307,774
Stockholders' equity	63,977			58,152
Total liabilities and stockholders’ equity	$1,444,618			$1,365,926
Net interest income		$27,922			$28,741
Net interest spread (2)			2.27%			2.59%
Net interest margin (2)			2.73%			2.95%
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

Union Bankshares, Inc. Page 32

Tax exempt interest income amounted to $1.6 million and $1.2 million for the three months ended September 30, 2024 and 2023, respectively, and $4.2 million and $3.0 million for the nine months ended September 30, 2024 and 2023, respectively. The following table presents the effect of tax exempt income on the calculation of net interest income, using a marginal federal corporate income tax rate of 21% for the 2024 and 2023 three and nine month comparison periods:

	For The Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in thousands)
Net interest income, as presented	$9,430	$9,148	$27,922	$28,741
Effect of tax-exempt interest
Investment securities	49	98	163	274
Loans	196	130	479	295
Net interest income, tax equivalent	$9,675	$9,376	$28,564	$29,310

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
•changes in rate (change in rate multiplied by prior volume); and
•total change in rate and volume.

Changes attributable to both rate and volume have been allocated proportionately to the change due to volume and the change due to rate.

	Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023 Increase/(Decrease) Due to Change In			Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023 Increase/(Decrease) Due to Change In
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in thousands)
Interest earning assets:
Federal funds sold and overnight deposits	$53	$(44)	$9	$331	$101	$432
Interest bearing deposits in banks	(9)	41	32	(42)	110	68
Investment securities	(108)	36	(72)	(198)	66	(132)
Loans, net	1,165	1,143	2,308	2,741	4,398	7,139
Nonmarketable equity securities	81	(14)	67	163	—	163
Total interest earning assets	$1,182	$1,162	$2,344	$2,995	$4,675	$7,670
Interest bearing liabilities:
Interest bearing checking accounts	$(124)	$(171)	$(295)	$(170)	$581	$411
Savings/money market accounts	(150)	(5)	(155)	(214)	1,591	1,377
Time deposits	149	519	668	999	1,810	2,809
Borrowed funds	1,633	211	1,844	3,625	267	3,892
Subordinated notes	—	—	—	—	—	—
Total interest bearing liabilities	$1,508	$554	$2,062	$4,240	$4,249	$8,489
Net change in net interest income	$(326)	$608	$282	$(1,245)	$426	$(819)

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

Union Bankshares, Inc. Page 33

period over period. For further details, see FINANCIAL CONDITION - Allowance for Credit Losses on Loans and Commitments, Contingent Liabilities, and Off-Balance-Sheet Arrangements below.

Credit loss expense (benefit) was made up of the following components for the following periods:

	For The Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in thousands)
Credit loss expense for loans	$468	$116	$784	$55
Credit loss benefit for off-balance sheet credit exposures	(43)	(255)	(201)	(216)
Credit loss expense (benefit), net	$425	$(139)	$583	$(161)

Noninterest Income. The following table sets forth the components of noninterest income and changes between the three and nine month comparison periods of 2024 and 2023:

	For The Three Months Ended September 30,				For the Nine Months Ended September 30,
	2024	2023	$ Variance	% Variance	2024	2023	$ Variance	% Variance
	(Dollars in thousands)
Wealth management income	$265	$244	$21	8.6	$793	$695	$98	14.1
Service fees	1,855	1,785	70	3.9	5,252	5,219	33	0.6
Net gains on sales of loans held for sale	540	336	204	60.7	1,168	836	332	39.7
Income from Company-owned life insurance	126	118	8	6.8	596	334	262	78.4
Other income	29	25	4	16.0	210	90	120	133.3
Net gains (losses) on other investments	83	(41)	124	(302.4)	211	61	150	245.9
Net losses on sales of investment securities AFS	(1,293)	—	(1,293)	(100.0)	(1,293)	—	(1,293)	(100.0)
Total noninterest income	$1,605	$2,467	$(862)	(34.9)	$6,937	$7,235	$(298)	(4.1)

The significant changes in noninterest income for the three and nine months ended September 30, 2024 compared to the same periods of 2023 are described below:
•Wealth management income: Wealth management income increased as managed fiduciary accounts grew between September 30, 2024 and 2023, as did the value of assets within those accounts.
•Service fees. Service fees increased $70 thousand for the three month comparison period due to increases in loan servicing fees, ATM and debit card network fees and service charge income. Service fees increased $33 thousand for the nine month comparison period due to increases in overdraft fee income and service charge income, partially offset by decreases in ATM and debit card network fees, and merchant program fees.
•Net gains on sales of loans held for sale. Residential mortgage loans totaling $35.2 million and $76.1 million were sold during the three and nine months ended September 30, 2024, respectively, compared to sales of $24.7 million and $54.2 million during the same periods in 2023, respectively. The increases of $204 thousand and $332 thousand in net gains on sales of loans held for the three and nine month comparison periods, respectively, reflect the higher sales volume and higher premiums obtained on sales in 2024.
•Income from Company-owned life insurance. Death benefit proceeds of $235 thousand were received in the second quarter of 2024 that were not received during the same period in 2023. Income also increased during the three and nine month comparison periods due to a higher yield earned on the underlying life insurance policies.
•Other income. The Company received $117 thousand in prepayment penalties from the early payoff of loans during the first quarter of 2024 that were not received during the same period of 2023.
•Net gains (losses) on other investments. Participants in the 2020 Amended and Restated Nonqualified Excess Plan elect to defer receipt of current compensation from the Company or its subsidiary and select designated reference investments consisting of investment funds. The performance of those funds, over which the Company has no control, resulted in net

Union Bankshares, Inc. Page 34

gains of $83 thousand and $211 thousand for the three and nine months ended September 30, 2024, respectively, and net losses of $41 thousand and net gains of $61 thousand for the three and nine months ended September 30, 2023, respectively.
•Net losses on sales of investment securities AFS. As discussed above, the Company completed a balance sheet repositioning related to its investment securities portfolio during the three months ended September 30, 2024. The sale of lower-yielding AFS debt securities with a book value of $38.5 million was executed and recorded in August of 2024, resulting in a pre-tax realized loss on the sale of $1.3 million.

Noninterest Expenses. The following table sets forth the components of noninterest expenses and changes between the three and nine month comparison periods ended September 30, 2024 and 2023:

	For The Three Months Ended September 30,				For the Nine Months Ended September 30,
	2024	2023	$ Variance	% Variance	2024	2023	$ Variance	% Variance
	(Dollars in thousands)
Salaries and wages	$4,015	$3,720	$295	7.9	$11,342	$10,895	$447	4.1
Employee benefits	1,522	1,217	305	25.1	4,642	4,065	577	14.2
Occupancy expense, net	505	459	46	10.0	1,618	1,519	99	6.5
Equipment expense	1,006	935	71	7.6	2,966	2,714	252	9.3
Professional fees	221	237	(16)	(6.8)	825	756	69	9.1
FDIC insurance assessment	296	267	29	10.9	827	734	93	12.7
Advertising and public relations	177	122	55	45.1	568	457	111	24.3
Vermont franchise tax	266	280	(14)	(5.0)	802	858	(56)	(6.5)
Wealth management expenses	131	119	12	10.1	368	331	37	11.2
Amortization of MSRs, net	(45)	47	(92)	(195.7)	57	248	(191)	(77.0)
ATM and debit card expense	261	283	(22)	(7.8)	952	817	135	16.5
Donations	52	135	(83)	(61.5)	286	238	48	20.2
Legal expense	5	37	(32)	(86.5)	82	80	2	2.5
Communications	83	105	(22)	(21.0)	266	295	(29)	(9.8)
Other expenses	914	963	(49)	(5.1)	2,812	2,732	80	2.9
Total noninterest expenses	$9,409	$8,926	$483	5.4	$28,413	$26,739	$1,674	6.3

The significant changes in noninterest expenses for the three and nine months ended September 30, 2024 compared to the same periods in 2023 are described below:
•Salaries and wages. Salaries and wages increased $295 thousand and $447 thousand for the three and nine months ended September 30, 2024, respectively, compared to the same periods in 2023 primarily due to annual salary adjustments for the 2024 fiscal year. The increases are also attributable to the inclusion of salaries and wages for employees at our North Conway location, which became a full service branch during the fourth quarter of 2023. $110 thousand of the increase for the three and nine month comparison periods was attributable to a separation of service agreement with an employee. The increase for the nine month comparison period was partially offset by a $72 thousand accrual adjustment related to the annual incentive plan payments to select officers of Union recorded in the first quarter of 2024.
•Employee benefits. Employee benefit expense increased $305 thousand for the three months ended September 30, 2024 compared to the same period in 2023 primarily due to increases of $158 thousand in premium expense for the Company's medical and dental plans, $34 thousand in payroll taxes and $121 thousand in employee benefits related to the Company's deferred compensation plans. The increase of $577 thousand for the nine months ended September 30, 2024 compared to the same period in 2023 was primarily due to increases of $394 thousand in premium expense for the Company's medical and dental plans, $140 thousand in employee benefits related to the Company's deferred compensation plans and $43 thousand in payroll taxes.
•Occupancy expense, net. The increase in occupancy expense between the three and nine month comparison periods is primarily due to increases in depreciation expense related to leasehold improvements to the North Conway location that became a full service branch during the fourth quarter of 2023 as well as increases in repair and maintenance expenses at other locations.

Union Bankshares, Inc. Page 35

•Equipment expense. Equipment expense increased between the three and nine month comparison periods primarily due to an increase in software license and maintenance costs associated with outsourcing Union's core application processing system that was finalized during the fourth quarter of 2023.
•Professional fees. Professional fees increased $69 thousand for the nine months ended September 30, 2024 compared to the same period in 2023 due to annual increases in engagement fees and additional consultants that were engaged to assist with employment searches and other consulting services in 2024. Professional fees decreased $16 thousand during the three month comparison period due to a reduction in consulting engagements during the three months ended September 30, 2024 compared to those utilized in the same period of 2023.
•FDIC insurance assessment. The FDIC insurance assessment increased by $29 thousand and $93 thousand during the three and nine month comparison periods, respectively, due to an increase in the assessment rate as well as overall growth in net assets.
•Advertising and public relations. The increase in advertising and public relations costs is primarily related to advertising campaigns and business development activities during the three and nine months ended September 30, 2024 that did not occur in 2023.
•Vermont franchise tax. The decrease in expense between the three and nine month comparison periods was due to the decrease in average deposit balances for customer accounts allocated to Vermont.
•Wealth management expenses. The increase in expense between three and nine month comparison periods is primarily attributable to the growth in managed fiduciary accounts and the associated data processing and professional services.
•Amortization of MSRs, net. Income from MSRs is derived from servicing rights acquired through the sale of loans on which servicing is retained. Capitalized servicing rights are initially recorded at fair value and amortized in proportion to, and over the period of, the estimated future servicing period of the underlying loans. New capitalized MSRs exceeded amortization of MSRs for the three months ended September 30, 2024 resulting in net income of $45 thousand, while amortization of MSRs exceeded new capitalized MSRs resulting in net expense of $57 thousand for the nine months ended September 30, 2024, and net expenses of $47 thousand and $248 thousand for the three and nine months ended September 30, 2023, respectively.
•ATM and debit card expense. The increase between the nine month comparison period is primarily related to the costs associated with outsourcing Union's core application processing system that was finalized during the fourth quarter of 2023 as well as costs associated with a change in the servicing arrangement in place for the ATM machines. During the third quarter of 2024, debit card processing contract renewal incentive credits were received, resulting in a decrease in expense for the three months ended September 30, 2024 compared to 2023.
•Donations. Charitable donations are made as part of the Company's on-going commitment to enhancing the economic vitality and social welfare of our communities. Donations increased between the nine month comparison period primarily due to contributions made during the first half of 2024 related to a state tax credit program to assist a local affordable housing project and local non-profit rehabilitation projects. The decrease between the three month comparison periods is primarily due to increased contributions made in 2023 to assist communities with recovery efforts related to the July 2023 historic flood that occurred in the State of Vermont.
•Legal expense. The decrease in legal expense of $32 thousand between the three month comparison period primarily relates to the recovery of legal fees expensed in prior years that were reimbursed by borrowers in 2024.
•Communications. The decrease in communication expense between the three and nine month comparison periods is due to a change in the communication services arrangement for ATM machines in 2024 compared to 2023.
(Benefit) Provision for Income Taxes. The Company has provided for current and deferred federal income taxes for the three and nine months ended September 30, 2024 and 2023. The income tax benefit related to the balance sheet repositioning transaction and the resulting loss on the sale of AFS debt securities recorded in August 2024 was $284 thousand and was the primary cause for the Company's overall net benefit for income taxes of $123 thousand for the three months ended September 30, 2024 compared to the net provision for income taxes of $296 thousand for the same period in 2023. This resulted in an effective federal corporate income tax benefit rate of 10.4% for the three months ended September 30, 2024 compared to an effective federal corporate income tax rate of 10.8% for the same period in 2023.
The Company's net provision for income taxes was $103 thousand for the nine months ended September 30, 2024, compared to $1.2 million for the same period in 2023, reflecting lower net income and a higher proportion of tax-exempt income year over year, as well as the impact of limited partnership investments and related credits, discussed below. The Company's effective federal corporate income tax rate was 2.9% for the nine months ended September 30, 2024, compared to 12.9% for the same period in 2023.

Union Bankshares, Inc. Page 36

Amortization expense related to limited partnership investments is included as a component of income tax expense and amounted to $440 thousand and $1.3 million for the three and nine months ended September 30, 2024, respectively, compared to $363 thousand and $1.0 million for the same period in 2023, respectively. These investments provide tax benefits, including tax credits. Low income housing and rehabilitation tax credits with respect to limited partnership investments are also included as a component of income tax expense and amounted to $467 thousand and $1.4 million for the three and nine months ended September 30, 2024, respectively, and $358 thousand and $1.1 million the three and nine months ended September 30, 2023, respectively.

FINANCIAL CONDITION
At September 30, 2024, the Company had total consolidated assets of $1.52 billion, including gross loans and loans held for sale (total loans) of $1.13 billion, investment securities AFS of $244.9 million, deposits of $1.17 billion, borrowed funds of $240.7 million, subordinated notes of $16.3 million and stockholders' equity of $72.3 million. The Company’s total assets at September 30, 2024 increased $50.6 million, or 3.4%, from $1.47 billion at December 31, 2023, and increased $123.9 million, or 8.9%, compared to September 30, 2023.
Federal funds sold and overnight deposits decreased $30.4 million, or 41.6%, to $42.8 million as of September 30, 2024, from $73.2 million at December 31, 2023.
Net loans and loans held for sale increased $94.0 million, or 9.2%, to $1.12 billion, representing 73.7% of total assets at September 30, 2024, compared to $1.03 billion, or 69.9% of total assets at December 31, 2023. (See Loans Held for Sale and Loan Portfolio below.)
Total deposits decreased $132.3 million, or 10.1%, to $1.17 billion at September 30, 2024, from $1.31 billion at December 31, 2023. Noninterest bearing deposits decreased by $17.2 million, or 6.9%, interest bearing deposits decreased by $122.1 million, or 15.9%, and time deposits increased by $7.0 million, or 2.4%. (See Deposits on page 41.)
Borrowed funds at September 30, 2024 were $240.7 million and consisted of $230.7 million of FHLB advances and $10.0 million of borrowings from the FRB. Borrowed funds at December 31, 2023 were $65.7 million and consisted of $55.7 million of FHLB advances and $10.0 million of borrowings from the FRB. (See Borrowings on page 42.)
Stockholders’ equity increased from $65.8 million at December 31, 2023 to $72.3 million at September 30, 2024, reflecting a decrease of $5.1 million in accumulated other comprehensive loss due to an increase in the fair market value of the Company's AFS investment securities, net income of $5.8 million for the first nine months of 2024, an increase of $442 thousand in additional paid in capital from the vesting of stock based compensation, and a $50 thousand increase due to the issuance of common stock under the DRIP, partially offset by cash dividends declared of $4.9 million. (See Capital Resources on page 44.)
Loans Held for Sale and Loan Portfolio. Total loans (including loans held for sale) increased $94.6 million, or 9.2%, to $1.13 billion, representing 74.1% of assets at September 30, 2024, from $1.03 billion, representing 70.2% of assets at December 31, 2023. The total loan portfolio at September 30, 2024 increased $97.9 million compared to the September 30, 2023 level of $1.03 billion, which represented 73.7% of assets. The Company’s loans consist primarily of adjustable-rate and fixed-rate mortgage loans secured by one-to-four family, multi-family residential or commercial real estate. Real estate secured loans represented $982.5 million, or 87.3% of total loans at September 30, 2024 and $911.5 million, or 88.4% of total loans at December 31, 2023. The net change in the Company's loan portfolio from December 31, 2023 (see table below) resulted primarily from an increase in the volume of residential, municipal, commercial construction and commercial real estate loans originated.

Union Bankshares, Inc. Page 37

The composition of the Company's loan portfolio, including loans held for sale, as of September 30, 2024 and December 31, 2023 was as follows:

	September 30, 2024		December 31, 2023
Loan Class	Amount	Percent	Amount	Percent
Residential real estate	(Dollars in thousands)
Non-revolving residential real estate	$426,797	37.9	$397,409	38.5
Revolving residential real estate	21,347	1.9	18,902	1.8
Construction real estate
Commercial construction real estate	59,133	5.3	36,973	3.6
Residential construction real estate	51,141	4.5	51,662	5.0
Commercial real estate
Non-residential commercial real estate	313,393	27.8	298,148	29.0
Multi-family residential real estate	102,253	9.1	105,344	10.2
Commercial	38,603	3.4	40,448	3.9
Consumer	2,162	0.2	2,589	0.3
Municipal	102,632	9.1	76,795	7.4
Loans held for sale	8,449	0.8	3,070	0.3
Total loans	1,125,910	100.0	1,031,340	100.0
ACL on loans	(7,366)		(6,566)
Unamortized net loan costs	2,019		1,752
Net loans and loans held for sale	$1,120,563		$1,026,526
The Company originates and sells qualified residential mortgage loans in various secondary market avenues to mitigate long-term interest rate risk and generate fee income, with a majority of sales made to the FHLMC/Freddie Mac, generally with servicing rights retained. At September 30, 2024, the Company serviced a $1.13 billion residential real estate mortgage portfolio, of which $8.4 million was held for sale and approximately $671.7 million of which was serviced for unaffiliated third parties.
The Company sold $76.1 million of qualified residential real estate loans to the secondary market during the first nine months of 2024 compared to sales of $54.2 million during the first nine months of 2023. Residential mortgage loan origination activity was strong throughout 2024. Despite low housing inventory and higher interest rates, purchase activity in the Company's markets is stable, with continued construction loan activity.
The Company also originates commercial real estate and commercial loans under various SBA, USDA and State sponsored programs which provide a government agency guaranty for a portion of the loan amount. There was $2.2 million guaranteed under these various programs at September 30, 2024 on an aggregate balance of $2.8 million in subject loans.
The Company serviced $30.1 million of commercial and commercial real estate loans for unaffiliated third parties as of September 30, 2024. This included $29.1 million of commercial or commercial real estate loans the Company originated and participated out to other financial institutions. These loans were participated in the ordinary course of business on a nonrecourse basis, for liquidity or credit concentration management purposes.
The Company capitalizes MSRs for all loans sold with servicing retained. The unamortized balance of MSRs on loans sold with servicing retained was $1.7 million at September 30, 2024, with an estimated market value in excess of the carrying value as of such date. Management periodically evaluates and measures the servicing assets for impairment.
Qualifying residential first lien mortgage loans and certain commercial real estate loans with a combined carrying value of $381.1 million were pledged as collateral for borrowings from the FHLB under a blanket lien at September 30, 2024.

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

Union Bankshares, Inc. Page 38

Repossessed assets, nonaccrual loans, and loans that are 90 days or more past due are considered to be nonperforming assets. The following table details the composition of the Company's nonperforming assets and amounts utilized to calculate certain asset quality ratios monitored by the Company's management as of the balance sheet dates and September 30, 2023:

	September 30, 2024	December 31, 2023	September 30, 2023
	(Dollars in thousands)
Nonaccrual loans	$1,709	$1,858	$1,882
Loans past due 90 days or more and still accruing interest	255	162	245
Total nonperforming assets	$1,964	$2,020	$2,127

Guarantees of U.S. or state government agencies on the above nonperforming loans	$72	$73	$—
ACL on loans	$7,366	$6,566	$6,895
Net (recoveries) charge-offs	$(16)	$4	$4
Total loans outstanding	$1,125,910	$1,031,340	$1,028,035
Total average loans outstanding	$1,054,989	$993,959	$982,071

The following table shows trends of certain asset quality ratios monitored by the Company's management as of the balance sheet dates and September 30, 2023:

	September 30, 2024	December 31, 2023	September 30, 2023
	(Dollars in thousands)
ACL on loans to total loans outstanding	0.65%	0.64%	0.67%
ACL on loans to nonperforming loans	375.05%	325.05%	324.17%
ACL on loans to nonaccrual loans	431.01%	353.39%	366.37%
Nonperforming loans to total loans	0.17%	0.20%	0.21%
Nonperforming assets to total assets	0.13%	0.14%	0.15%
Nonaccrual loans to total loans	0.15%	0.18%	0.18%
Delinquent loans (30 days to nonaccruing) to total loans	0.27%	0.55%	0.22%
Net charge-offs (recoveries) to total average loans	—%	—%	—%
Residential real estate	—%	—%	—%
Net recoveries	$(17)	$(1)	$(1)
Total average loans	$433,250	$380,755	$371,088
Commercial	—%	—%	—%
Net recoveries	$(1)	$—	$—
Total average loans	$39,559	$40,759	$40,862
Consumer	0.08%	0.21%	0.21%
Net charge-offs	$2	$5	$5
Total average loans	$2,443	$2,430	$2,365
All other loan categories did not have charge-offs or recoveries for any of the periods presented above.
There was one non-revolving residential real estate loan totaling $60 thousand and in process of foreclosure at September 30, 2024 and one revolving residential real estate loan totaling $17 thousand in process of foreclosure at December 31, 2023. The aggregate interest income not recognized on nonaccrual loans approximated $212 thousand as of September 30, 2024 and $143 thousand as of December 31, 2023.
The Company had loans rated substandard that were on performing status totaling $777 thousand and $1.2 million at September 30, 2024 and December 31, 2023, respectively. In management's view, substandard loans represent a higher degree of risk of becoming nonperforming loans in the future.
Allowance for Credit Losses on Loans. Some of the Company’s loan customers ultimately do not make all of their contractually scheduled payments, requiring the Company to charge off a portion or all of the remaining principal balance due.

Union Bankshares, Inc. Page 39

The Company maintains an ACL to absorb such losses. The level of the ACL on loans at September 30, 2024 represents management's estimate of expected credit losses over the expected life of the loans at the balance sheet date. The Company's policy and methodologies for establishing the ACL on loans, described in the Company's 2023 Annual Report did not change during the first nine months of 2024. The Company's ACL on loans was $7.4 million and $6.6 million at September 30, 2024 and December 31, 2023, respectively.
The following table reflects activity in the ACL on loans for the three and nine months ended September 30, 2024 and 2023:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in thousands)
Balance at beginning of period	$6,893	$6,780	$6,566	$8,339
Impact of adoption of ASU No. 2016-13	—	—	—	(1,495)
Charge-offs	(1)	(4)	(2)	(8)
Recoveries	6	3	18	4
Net recoveries (charge-offs)	5	(1)	16	(4)
Credit loss expense	468	116	784	55
Balance at end of period	$7,366	$6,895	$7,366	$6,895
The following table (net of loans held for sale) shows the internal breakdown by risk component of the Company's ACL on loans and the percentage of loans in each category to total loans in the respective portfolios at the dates indicated:

	September 30, 2024		December 31, 2023
	Amount	Percent	Amount	Percent
Residential real estate	(Dollars in thousands)
Non-revolving residential real estate	$3,073	38.2	$2,361	38.6
Revolving residential real estate	273	1.9	159	1.8
Construction real estate
Commercial construction real estate	684	5.3	1,035	3.6
Residential construction real estate	99	4.6	163	5.0
Commercial real estate
Non-residential commercial real estate	2,642	28.0	2,182	29.0
Multi-family residential real estate	209	9.2	244	10.2
Commercial	298	3.5	352	4.0
Consumer	6	0.1	5	0.3
Municipal	82	9.2	65	7.5
Total	$7,366	100.0	$6,566	100.0

Notwithstanding the categories shown in the table above or any specific allocation under the Company's ACL methodology, all funds in the ACL on loans are available to absorb loan losses in the portfolio, regardless of loan category or specific allocation.
Management believes, in its best estimate, that the ACL on loans at September 30, 2024 is appropriate to cover expected credit losses over the expected life of the Company’s loan portfolio as of such date. However, there can be no assurance that the Company will not sustain losses in future periods which could be greater than the size of the ACL on loans at September 30, 2024. In addition, our banking regulators, as an integral part of their examination process, periodically review our ACL. Such agencies may require us to recognize adjustments to the ACL based on their judgments about information available to them at the time of their examination. A large adjustment to the ACL on loans for losses in future periods could require increased credit loss expense to replenish the ACL on loans, which could negatively affect earnings.
Investment Activities. The Company completed a balance sheet repositioning related to its investment securities portfolio during the three months ended September 30, 2024. This transaction consisted of the sale of lower-yielding AFS debt securities with a book value of $38.5 million, resulting in a pre-tax realized loss on the sale of $1.3 million, which was recorded in August of 2024. $26.0 million of the proceeds from the sale of these securities were used to purchase AFS debt securities at higher yields to improve income going forward, and the remainder was used to fund loan growth.

Union Bankshares, Inc. Page 40

The Company's investment securities classified as AFS, which are carried at fair value, decreased $19.4 million to $244.9 million, comprising 16.1% of total assets, compared to $264.4 million, or 18.0% of total assets, at December 31, 2023. The decrease between periods is due to the sale of securities with a book value of $38.5 million and returns of principal of $14.3 million, partially offset by $27.3 million of securities purchased and a decrease in unrealized losses of $6.6 million.
Net unrealized losses in the Company’s AFS investment securities portfolio were $34.4 million as of September 30, 2024, compared to net unrealized losses of $41.0 million as of December 31, 2023. The Company’s Accumulated OCI component of stockholders’ equity at September 30, 2024 reflected cumulative net unrealized losses on investment securities of $26.8 million. There were no securities classified as HTM at September 30, 2024 or December 31, 2023. The decrease in unrealized losses is primarily attributable improvement in the market values of securities. No declines in value were deemed by management to be impairment related to credit losses at September 30, 2024. Deterioration in credit quality and/or imbalances in liquidity that may result from changes in financial market conditions might adversely affect the fair values of the Company’s investment portfolio and the amount of gains or losses ultimately realized on the sale of such securities and may also increase the potential that credit losses may be identified in future periods, resulting in credit loss expense recorded in earnings.
Investment securities AFS with a carrying amount of $92.5 million and $926 thousand were pledged as collateral for FHLB borrowings and other credit subject to collateralization, public unit deposits or for other purposes as required or permitted by law at September 30, 2024 and December 31, 2023, respectively. Investment securities AFS pledged as collateral for the Discount Window and Bank Term Funding Program (BTFP) borrowings at the Federal Reserve Bank (FRB) consisted of U.S. Government-sponsored enterprises and Agency MBS securities with a fair value of $21.5 million and $8.9 million at September 30, 2024 and December 31, 2023, respectively.
Deposits. The following table shows information concerning the Company's average deposits by account type and weighted average nominal rates at which interest was paid on such deposits for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30, 2024			Nine Months Ended September 30, 2023
	Average Amount	Percent of Total Deposits	Average Rate	Average Amount	Percent of Total Deposits	Average Rate
	(Dollars in thousands)
Nontime deposits:
Noninterest bearing deposits	$224,651	19.3	—	$248,222	20.6	—
Interest bearing checking accounts	292,177	25.1	1.15%	316,193	26.2	0.89%
Money market accounts	220,282	19.0	2.32%	228,262	18.9	1.43%
Savings accounts	144,612	12.4	0.05%	168,551	14.0	0.03%
Total nontime deposits	881,722	75.8	0.97%	961,228	79.7	0.64%
Total time deposits	281,248	24.2	4.13%	243,730	20.3	3.23%
Total deposits	$1,162,970	100.0	1.73%	$1,204,958	100.0	1.16%
During the first nine months of 2024, average total deposits decreased by $42.0 million, or 3.5%, compared to the nine months ended September 30, 2023. The average balance of total nontime deposits decreased $79.5 million between periods primarily due to decreases of $23.6 million in noninterest bearing deposits, $23.9 million in savings accounts, $24.0 million in interest bearing checking accounts, and $8.0 million in money market accounts. The decrease in average noninterest bearing deposits is primarily attributable to the maturity and the early payoff of purchased nonreciprocal ICS deposits from IntraFi during the first quarter of 2024. The decreases in the other categories are attributable to customers spending down deposit balances, the loss of deposit dollars to competing financial institutions and brokerage firms, and customers shifting monies into time deposits as they continue to seek higher yields. The average balance in total time deposits increased $37.5 million between periods due to an increase of $49.7 million in average customer time deposit accounts as customers took advantage of higher rate paying CDs, partially offset by a $12.2 million decrease in average retail brokered deposits.
The Company participates in CDARS, which permits it to offer full deposit insurance coverage to its customers by exchanging deposit balances with other CDARS participants. CDARS also provides the Company with an additional source of funding and liquidity through the purchase of deposits. There were no purchased CDARS at September 30, 2024 or December 31, 2023. There were $14.1 million and $11.7 million of time deposits of $250,000 or less on the balance sheet at September 30, 2024 and December 31, 2023, respectively, which were exchanged with other CDARS participants.
The Company also participates in the ICS program, a service through which it can offer its customers demand or savings deposit products with access to unlimited FDIC insurance, while receiving reciprocal deposits from other FDIC-insured banks.

Union Bankshares, Inc. Page 41

Like the exchange of certificate of deposit accounts through CDARS, exchange of demand or savings deposits through ICS provides a depositor with full deposit insurance coverage of excess balances, thereby helping the Company retain the full amount of the deposit on its balance sheet. As with the CDARS program, in addition to reciprocal deposits, participating banks may also purchase one-way ICS deposits. There were $171.0 million and $232.6 million in exchanged ICS demand and money market deposits on the balance sheet at September 30, 2024 and December 31, 2023, respectively. There were no purchased ICS deposits at September 30, 2024, however, there were $50.2 million in purchased ICS deposits at December 31, 2023.
At September 30, 2024 there were $80.0 million of retail brokered deposits at a weighted average rate of 5.06% issued under a master certificate of deposit program with a deposit broker for six month terms for the purpose of providing a supplemental source of funding and liquidity. There were $103.0 million of retail brokered deposits at December 31, 2023 at a weighted average rate of 5.07%.
Uninsured deposits have been estimated to include deposits with balances greater than the FDIC insurance coverage limit of $250 thousand. This estimate by management is based on the same methodologies and assumptions used for regulatory reporting requirements. At September 30, 2024, the Company had total estimated uninsured deposit accounts totaling $406.1 million, or 34.6% of total deposits. Uninsured deposits include $23.4 million of municipal deposits that were collateralized under applicable state regulations by investment securities or letters of credit issued by the FHLB at September 30, 2024, as described below under Borrowings.
The following table provides a maturity distribution of the Company’s time deposits in amounts in excess of the $250 thousand FDIC insurance limit at September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
	(Dollars in thousands)
Within 3 months	$16,140	$11,512
3 to 6 months	24,497	10,800
6 to 12 months	14,584	19,872
Over 12 months	867	622
	$56,088	$42,806

Borrowings. Advances from the FHLB are another key source of funds to support earning assets. These funds are also used to manage the Bank's interest rate and liquidity risk exposures. Borrowed funds included FHLB advances of $230.7 million with a weighted average rate of 4.13% at September 30, 2024 and $55.7 million with a weighted average rate of 3.68% at December 31, 2023. Union is required to invest in $100 par value stock of the FHLB in an amount to satisfy unpaid principal balances on qualifying loans, plus an amount to satisfy an activity based requirement. The stock is nonmarketable, and is redeemable by the FHLB at par value. With the increase in FHLB advances outstanding, the investment in FHLB Class B common stock has increased to $10.4 million at September 30, 2024 compared to $3.1 million at December 31, 2023. Union's investment in FHLB stock is carried at cost in Other assets on the consolidated balance sheets.
The Company has the authority, up to its available borrowing capacity with the FHLB, to collateralize public unit deposits with letters of credit issued by the FHLB. FHLB letters of credit in the amount of $43.7 million and $42.4 million were utilized as collateral for these deposits at September 30, 2024 and December 31, 2023, respectively. The Company's reimbursement obligations to the FHLB relating to these letters of credit are secured by pledged collateral, which reduces the Company's available borrowing capacity with the FHLB. Total fees paid by the Company in connection with the issuance of these letters of credit were $12 thousand and $34 thousand for the three and nine months ended September 30, 2024, respectively, and $11 thousand and $34 thousand the three and nine months ended September 30, 2023, respectively.
In March 2023, the FRB created the BTFP, a temporary program to provide an additional source of liquidity funding to U.S. depository institutions. Advances under this program are secured by qualifying investment assets consisting of eligible U.S. Government-sponsored enterprises and Agency MBS securities valued at par. At September 30, 2024 the Company had outstanding BTFP advances of $10.0 million with a weighted average rate of 4.76% and $10.0 million with a weighted average rate of 4.85% at December 31, 2023. The FRB ceased making new loans under this program on March 11, 2024.
In August 2021, the Company completed the private placement of $16.5 million in aggregate principal amount of fixed-to-floating rate subordinated notes due 2031 to certain qualified institutional buyers and accredited investors. The Notes initially bear interest, payable semi-annually, at the rate of 3.25% per annum, until September 1, 2026. From and including September 1, 2026, the interest rate applicable to the outstanding principal amount due will reset quarterly to the then current three-month secured overnight financing rate (SOFR) plus 263 basis points. The Notes are presented in the consolidated balance sheets net of unamortized issuance costs of $236 thousand and $261 thousand at September 30, 2024 and December 31, 2023, respectively.

Union Bankshares, Inc. Page 42

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
The following table details the contractual or notional amount of financial instruments that represented credit risk at the balance sheet dates:

	September 30, 2024	December 31, 2023
	(Dollars in thousands)
Commitments to originate loans	$66,531	$35,193
Unused lines of credit	189,264	192,104
Standby and commercial letters of credit	1,509	1,557
Credit card arrangements	144	157
FHLB Mortgage Partnership Finance credit enhancement obligation, net	809	744
Total	$258,257	$229,755
Commitments to originate loans are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Loan commitments generally have a fixed expiration date or other termination clause and may require payment of a fee. Since many of the loan commitments are expected to expire without being drawn upon and not all credit lines will be utilized, the total commitment amounts do not necessarily represent future cash requirements. Lines of credit incur seasonal volume fluctuations due to the nature of some customers' businesses, such as tourism. The increase in commitments to originate loans at September 30, 2024 from December 31, 2023 is primarily the related to an increase in commercial construction loan commitments of $19.6 million and municipal loan commitments of $10.3 million between periods.
The Company did not hold any derivative or hedging instruments at September 30, 2024 or December 31, 2023.
In addition to commitments with credit risks arising from the Company’s financial instruments, in the normal course of business the Company enters into other types of contractual arrangements from time to time that represent off-balance sheet commitments such as contracts for the purchase or lease of property, including real property for its banking premises.
The Company records an ACL on off-balance sheet credit exposures through a charge or credit to Credit loss expense (benefit) on the consolidated statements of income to account for the change in the ACL on off-balance sheet exposures between reporting periods. The ACL on off-balance sheet credit exposures totaled $1.0 million and $1.2 million at September 30, 2024 and December 31, 2023, respectively, and was included in Accrued interest and other liabilities on the consolidated balance sheets. There was $43 thousand and $201 thousand of credit loss benefit for off-balance sheet credit exposures recorded for the three and nine months ended September 30, 2024, respectively and $255 thousand and $216 thousand of credit loss benefit recorded for the three and nine months ended September 30, 2023, respectively.

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

Union Bankshares, Inc. Page 43

influenced by market interest rates, economic conditions, and rates offered by our competitors. Managing liquidity risk is essential to maintaining both depositor confidence and earnings stability.
As of September 30, 2024, Union, as a member of FHLB, had access to unused lines of credit up to $34.8 million over and above the $276.5 million in combined outstanding FHLB borrowings and other credit, subject to collateralization and to the purchase of required FHLB Class B common stock and evaluation by the FHLB of the underlying collateral available. This line of credit can be used for either short-term or long-term liquidity or other funding needs.
Union also maintains an IDEAL Way Line of Credit with the FHLB. The total line available was $551 thousand at September 30, 2024. There were no borrowings against this line of credit as of such date. Interest on this line is chargeable at a rate determined by the FHLB and payable monthly. Should Union utilize this line of credit, qualified portions of the loan and investment portfolios would collateralize these borrowings.
In addition to its borrowing arrangements with the FHLB, Union maintains a pre-approved federal funds line of credit totaling $15.0 million with an upstream correspondent bank, a master brokered deposit agreement with a brokerage firm, and one-way buy options with CDARS and ICS. At September 30, 2024, there were $80.0 million in retail brokered deposits issued under a master certificate of deposit program with a broker, and there were no purchased ICS or CDARS deposits, and no outstanding advances on the correspondent line.
In response to high profile bank failures in 2023, the Federal Reserve created the BTFP to provide liquidity to U.S. Depository institutions which allowed any federally insured depository institution to pledge as collateral investment securities at par, rather than at fair market value. At September 30, 2024, the Company had outstanding BTFP advances of $10.0 million. As of March 11, 2024, the BTFP ceased making new advances.
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
Stockholders’ equity increased from $65.8 million at December 31, 2023 to $72.3 million at September 30, 2024, reflecting an improvement of $5.1 million in accumulated other comprehensive loss due to an increase in the fair market value of the Company's AFS investment securities, net income of $5.8 million for the first nine months of 2024, an increase of $442 thousand in additional paid in capital from the vesting of stock based compensation, and a $50 thousand increase due to the issuance of common stock under the DRIP. These increases were partially offset by cash dividends declared of $4.9 million during the nine months ended September 30, 2024. The components of other comprehensive loss are illustrated in Note 10 of the unaudited consolidated financial statements.
The Company has 7,500,000 shares of $2.00 par value common stock authorized. As of September 30, 2024, the Company had 4,999,220 shares issued, of which 4,524,550 were outstanding and 474,670 were held in treasury.
In December 2023, the Company's Board reauthorized for 2024 the limited stock repurchase plan that was initially established in May of 2010. The limited stock repurchase plan allows the repurchase of up to a fixed number of shares of the Company's common stock each calendar quarter in open market purchases or privately negotiated transactions, as management deems advisable and as market conditions may warrant. The repurchase authorization for a calendar quarter (currently 2,500 shares) expires at the end of that quarter to the extent it has not been exercised, and is not carried forward into future quarters. The quarterly repurchase authorization expires on December 31, 2024, unless reauthorized. The Company had no repurchases under this program during the first nine months of 2024.

Union Bankshares, Inc. Page 44

The Company maintains a DRIP whereby registered stockholders may elect to reinvest cash dividends and make optional cash contributions to purchase additional shares of the Company's common stock. The Company has reserved 200,000 shares of its common stock for issuance and sale under the DRIP. As of September 30, 2024, 12,579 shares of stock had been issued from treasury stock under the DRIP.
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
As shown in the table below, as of September 30, 2024, both the Company and Union met all capital adequacy requirements to which they are subject and Union exceeded the requirements for a "well capitalized" bank under the FDIC's Prompt Corrective Action framework. There were no conditions or events between September 30, 2024 and the date of this report that management believes have changed either company’s regulatory capital category.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of September 30, 2024	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Company:
Total capital to risk weighted assets	$121,571	12.77%	$76,160	8.00%	N/A	N/A
Tier I capital to risk weighted assets	96,909	10.18%	57,117	6.00%	N/A	N/A
Common Equity Tier 1 to risk weighted assets	96,909	10.18%	42,838	4.50%	N/A	N/A
Tier I capital to average assets	96,909	6.40%	60,568	4.00%	N/A	N/A

Union:
Total capital to risk weighted assets	$121,134	12.73%	$76,125	8.00%	$95,156	10.00%
Tier I capital to risk weighted assets	112,736	11.85%	57,082	6.00%	76,109	8.00%
Common Equity Tier 1 to risk weighted assets	112,736	11.85%	42,811	4.50%	61,838	6.50%
Tier I capital to average assets	112,736	7.44%	60,611	4.00%	75,763	5.00%
Dividends paid by Union are the primary source of funds available to the Company for payment of dividends to its stockholders. Union is subject to certain requirements imposed by federal banking laws and regulations, which among other things, establish minimum levels of capital and restrict the amount of dividends that may be distributed by Union to the Company.
Quarterly cash dividends of $0.36 per share were paid during the third quarter of 2024 and were declared in October for the fourth quarter, payable on November 7, 2024 to stockholders of record on October 26, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Omitted, in accordance with the regulatory relief available to smaller reporting companies in SEC Release Nos. 33-10513 (effective September 10, 2018).

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer, with the assistance of the Disclosure Control Committee, evaluated the effectiveness of the design and operation of the

Union Bankshares, Inc. Page 45

Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2024. Based on this evaluation they concluded that those disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files with the Commission is accumulated and communicated to the Company’s management, including its principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required information.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The Company did not issue any unregistered shares during the quarter ended September 30, 2024.
There were no repurchases of the Company's equity securities during the quarter ended September 30, 2024.

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
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the unaudited consolidated balance sheets, (ii) the unaudited consolidated statements of income for the three and nine months ended September 30, 2024 and 2023, (iii) the unaudited consolidated statements of comprehensive income for the three and nine months ended September 30, 2024 and 2023, (iv) the unaudited consolidated statements of changes in stockholders' equity, (iv) the unaudited consolidated statements of cash flows and (v) related notes.

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

Union Bankshares, Inc.

November 14, 2024	/s/ David S. Silverman
David S. Silverman
Director, President and Chief Executive Officer

November 14, 2024	/s/ Karyn J. Hale
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

101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the unaudited consolidated balance sheets, (ii) the unaudited consolidated statements of income for the three and nine months ended September 30, 2024 and 2023, (iii) the unaudited consolidated statements of comprehensive income for the three and nine months ended September 30, 2024 and 2023, (iv) the unaudited consolidated statements of changes in stockholders' equity, (iv) the unaudited consolidated statements of cash flows and (v) related notes.

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