Form 10-K
period 2024-12-31
UNION BANKSHARES INC
filed 2025-03-25
CIK 706863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2024	Commission file number	001-15985
UNION BANKSHARES, INC.

(State or Other Jurisdiction of Incorporation or Organization)	VT	03-0283552	(I.R.S. Employer Identification No.)
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
Yes ☐ No ☒
The aggregate market value of the common stock held by non-affiliates of the registrant on June 30, 2024 was $86,135,210 based on the closing price on the NASDAQ Stock Market LLC on such date of $21.48 per share. For purposes of this calculation, all directors, executive officers, and named executives of the Registrant are assumed to be affiliates. Such assumption, however, shall not be deemed to be an admission of such status as to any such individual.
On February 28, 2025, there were 4,538,596 shares of common stock, $2.00 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Specifically designated portions of the following document are incorporated by reference in the indicated Part of this Annual Report on Form 10-K:

Document	Part
Portions of the Proxy Statement for the 2025 Annual Meeting of Shareholders	III

UNION BANKSHARES, INC.

____________________

(a)The information required by Part III Items 10, 11, 12, 13 and 14 is incorporated herein by reference, in whole or in part, from the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 21, 2025. The incorporation by reference herein of portions of the Proxy Statement shall not be deemed to specifically incorporate by reference the information referred to in Items 407(d)(1)-(3) of Regulation S-K or the information required to be included in the Proxy Statement pursuant to Item 402(v) of Regulation S-K. Incorporation by reference of this report into any registration statement filed by the Company under the Securities Act of 1933, as amended shall not be deemed to incorporate by reference the information referred to in Item 201(e) of Regulation S-K.

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
Factors that may cause results or performance to differ materially from those expressed in forward-looking statements include, but are not limited to:
•evolving local, regional, national, or international business, economic, or political conditions;
•changes in laws or the regulatory or supervisory environment, including as a result of financial-services legislation, regulation, or policies or changes in government officials or other personnel;
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
•changes in information technology that require increased capital spending or that result in new or increased risks or competitive pressures;
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

PART I
Item 1.    Business

Certain Definitions: Capitalized terms used in the following discussion and not otherwise defined below have the meanings assigned to them in Note 1 to the Company's audited consolidated financial statements contained in Part II, item 8, page 54 of this Annual Report.
General: Union Bankshares, Inc. (“Company”) is a one-bank holding company whose sole subsidiary is Union Bank (“Union”). It was incorporated in the State of Vermont in 1982 to serve as a holding company for Union Bank. The Company's common stock is traded on the NASDAQ Global Market under the symbol "UNB". Union Bank was organized and chartered as a State bank in 1891 and became a wholly owned subsidiary of the Company upon completion of the holding company reorganization in 1982. Both Union Bankshares, Inc. and Union Bank are headquartered in Morrisville, Vermont.
The Company's business is that of a community bank in the financial services industry. The Company has one definable business segment, Union Bank, which provides full retail, commercial, municipal banking, and wealth management and trust services throughout its 18 branch banking locations, three loan centers, and several ATMs covering northern Vermont and northern New Hampshire. Also, many of Union's services are provided via the telephone, mobile devices, and through its website, www.ublocal.com. Union seeks to make a profit for the Company while providing quality retail banking services to individuals and commercial banking services to small and medium sized business corporations, limited liability companies, partnerships, and sole proprietorships, as well as nonprofit organizations, local municipalities and school districts within its market area.
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
Human Capital. Our employees play a vital role in our company-wide vision of delivering the best banking experience to all of our customers, employees, communities, and shareholders. As of December 31, 2024, Union employed 191 full time employees. Guided by our core values, we are committed to creating a company culture where everyone is included and respected, and where we support each other in reaching our full potential. To attract, engage, and retain top talent, we strive to create a supportive workplace, with opportunities for our employees to grow and develop in their careers. We provide numerous training and development opportunities, as well as a robust tuition reimbursement program. We are also deeply committed to the health and well-being of our employees. This includes market-competitive compensation, medical and dental insurance, paid time off, life insurance, short term and long-term disability, and a 401(k) plan. We maintain a number of human resources and other policies, including a harassment and retaliation policy, to promote a workplace that is safe for all and supports a culture where people feel they can report incidents that threaten that safety. In addition, we have a confidential whistleblower program that forwards complaints to the audit committee and the Board of Directors, and we will work to take necessary action as quickly as possible after a complaint is received. We also prohibit discrimination on the grounds of race, color, religion, sex, sexual orientation (including gender identity and gender expression), national origin, citizenship status, age, disability, genetic information, or veteran status. We employ based on talent and potential for professional growth, and we value a diversity of backgrounds and ideas.

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
•Municipal financing, including loans and excess deposits secured by FHLB letters of credit;
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
Consistent with the Company's objective of serving the financial needs of individuals, businesses and others within our market areas, we seek to concentrate our assets in loans. For the year ended December 31, 2024, the Company's rate of average loans to average deposits was 92.2%. To be consistent with the requirements of prudent banking practices, adequate levels of assets are invested in high-grade securities, FDIC insured certificates of deposits, or other prudent investment alternatives such as company-owned life insurance and investments in real estate limited partnerships for affordable housing. Deposits are the primary source of funds for use in lending, investing and for other general operating purposes. In addition we obtain funds from principal repayments, sales and prepayments of loans, securities and FDIC insured certificates of deposit. Other funding sources may include brokered deposits purchased through CDARS, ICS or through other deposit brokers, and borrowings from the FHLB, correspondent banks or FRB loan facilities, including the discount window.

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
We compete for deposit accounts by offering customers competitive products and rates, personal service, local area expertise, convenient locations and access, and an array of financial services and products. Competition for customer deposits remains high as customers continue to seek maximum earnings on their savings dollars. Some relief on interest expense has occurred with the 100bp decline in short term interest rates initiated by the FOMC during 2024. Union is utilizing a combination of rates on non-maturity deposits to retain customer deposits and attract new customers in our new market areas.
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

Regulation and Supervision
General
The following discussion addresses elements of the regulatory framework applicable to bank holding companies and their subsidiaries. This regulatory framework is intended primarily for the protection of depositors, the DIF, and the banking system as a whole, rather than the protection of shareholders or non-depository creditors of a bank holding company such as the Company.
As a bank holding company, the Company is subject to regulation, supervision and examination by the FRB under the BHCA. As a state chartered commercial bank, Union Bank is subject to the regulation and supervision by the FDIC and the DFR.
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
The Company is also under the jurisdiction of the SEC for matters relating to the offer and sale of its securities as well as public disclosure requirements. The Company is subject to restrictions, reporting requirements, and review procedures under federal securities laws and regulations. The Company's common stock is listed on the NASDAQ Global Market under the trading symbol “UNB” and accordingly, the Company is subject to the rules of NASDAQ for listed companies.

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
Deposit Insurance. As a member of the FDIC, the deposits of Union are insured under the DIF maintained by the FDIC up to $250,000 per ownership category. Under applicable federal laws and regulations, deposit insurance premium assessments to the DIF are currently based on a supervisory risk rating system, with the most favorably rated institutions paying the lowest premiums. Under this assessment system, risk is defined and measured using an institution's supervisory ratings, combined with certain other risk measures, including certain financial ratios and long-term debt issuer ratings. For the year ended December 31, 2024, the Bank's total FDIC insurance assessment expense was $1.2 million.
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
Community Reinvestment Act ("CRA"). Union is subject to the federal CRA, which requires banks to demonstrate their commitment to serving the credit needs of low and moderate income residents of their communities. Union participates in a variety of direct and indirect lending programs and other investments for the benefit of low and moderate income residents in its local communities. The FDIC conducts examinations of insured banks' compliance with CRA requirements and rates institutions as "Outstanding," "Satisfactory," "Needs to Improve," and "Substantial NonCompliance." Failure of an institution to receive at least a "Satisfactory" CRA rating could adversely affect its ability to undertake certain activities, such as branching and acquisitions of other financial institutions, which require regulatory approval based, in part, on the institution's record of CRA compliance. In addition, failure of a bank subsidiary to receive at least a "Satisfactory" rating would disqualify a bank holding company from eligibility to become or remain a financial holding company under the GLBA. Union has received an "Outstanding" rating from its most recent CRA compliance examination by the FDIC. In October 2023, the FDIC and other federal bank regulatory agencies jointly issued a final rule that is designed to strengthen and modernize regulations implementing the CRA. Under the new regulations, banks with $2 billion or more in assets will be evaluated under a Retail Lending Test, a Retail Services and Products Test, a Community Development Financing Test, and a Community Development Services Test. Banks, such as Union, with total assets of $600 million or more and less than $2 billion will be evaluated under the Retail Lending Test and, at the bank's option, either the current Intermediate Bank Community Development Test or the new Community Development Financing Test. The final rule took effect on April 1, 2024 with staggered compliance dates of January 1, 2026 and January 1, 2027.
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
The various federal banking agencies have adopted substantially similar regulations that define the five capital categories identified by FDICIA, using the Tier 1 Capital, Common Equity Tier 1 Capital, Total Capital and Leverage Ratios as the relevant capital measures. Such regulations establish various degrees of corrective action to be taken when an insured depository institution is considered undercapitalized. Under the regulations as in effect during 2024, a “well capitalized” institution must have a Tier 1 capital ratio of at least 8.0%, a Common Equity Tier 1 ratio of 6.5%, a total capital ratio of at least 10% and a leverage ratio of at least 5% and not be subject to a capital directive order.
At December 31, 2024, Union's Tier I and Total Risk Based Capital Ratios were 11.6% and 12.5% respectively, and its Leverage Capital Ratio was 7.3%, and it is considered well capitalized under applicable regulatory guidelines in effect as of such date.
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
Taxing Authorities. The Company and Union are subject to income taxes at the Federal level and are individually subject to state taxation based on the laws of each state in which they operate. The Company and Union file a consolidated federal tax return with a calendar year end. The Company and Union have filed separate tax returns for each state jurisdiction affected for 2023 and will do the same for 2024. No tax return is currently being examined or audited by any taxing authority that the Company is aware of. The taxing authorities also regulate the information reporting requirements that Union is subject to, and which continue to increase and require resources to comply with.

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
The Company will also provide copies of this 2024 Annual Report on Form 10-K, free of charge, upon written request to its Treasurer at the Company's main address, PO Box 667, Morrisville, VT 05661-0667. Shareholder meeting materials for our 2025 Annual Meeting, including this Annual Report on Form 10-K, are available at www.materials.proxyvote.com/905400 no later than the date on which they are mailed to shareholders.

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
We are exposed to real estate and economic factors throughout Vermont and New Hampshire. Further, because a substantial portion of our loan portfolio is secured by real estate in Vermont and New Hampshire, the value of the associated collateral is subject to real estate market conditions in those states and in the northern New England region more generally. Adverse economic, political and business developments or natural hazards may affect these areas and the ability of property owners in these areas to make payments of principal and interest on the underlying loans. If these areas experience adverse economic, political or business conditions, or significant natural hazards, we would likely experience higher rates of loss and delinquency on our loan portfolio than if the portfolio were more geographically diverse.

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
At December 31, 2024, approximately 41% of our loan portfolio was comprised of commercial and commercial real estate loans. In general, commercial and commercial real estate loans have historically posed greater credit risks than owner occupied residential mortgage loans. The repayment of commercial real estate loans depends on the business and financial condition of borrowers. Economic events and changes in government regulations, which we and our borrowers cannot control or reliably predict, could have an adverse impact on the cash flows generated by the businesses and properties securing our commercial and commercial real estate loans and on the values of the collateral securing those loans. Repayment of commercial loans depends substantially on the borrowers’ underlying business, financial condition and cash flows. Commercial loans are generally collateralized by equipment, inventory, accounts receivable and other fixed assets.  Compared to real estate, that type of collateral is more difficult to monitor, its value is harder to ascertain, it may depreciate more rapidly and it may not be as readily saleable if repossessed.

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
As of December 31, 2024, the carrying value of our investment securities portfolio was approximately $250.5 million. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions in respect to the securities, defaults by the issuer or with respect to the underlying securities and changes in market interest rates and instability in the capital markets. Any of these factors, among others, could cause impairments and realized and/or unrealized losses in future periods and declines in other comprehensive income, which could have an adverse effect on our business, financial condition and results of operations.
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
The Company must maintain sufficient funds to respond to the needs of depositors and borrowers and for other liquidity needs. Deposits have traditionally been the Company’s primary source of funds for use in lending and investment activities and are emphasized due to the relatively lower cost of these funds. The Company also receives funds from loan repayments, investment maturities and income on other interest-earning assets, as well as borrowings. If the Company is required to rely more heavily on more expensive funding sources to support liquidity and future growth, its revenues may not increase proportionately to cover its increased costs, which would adversely affect its operating margins, profitability and growth prospects. Alternatively, the Company may need to sell a portion of its investment securities portfolio to raise funds, which, as discussed below, could result in a loss. Any decline in funding could adversely impact the Company’s ability to originate loans, invest in securities, pay expenses, or fulfill obligations such as repaying its borrowings or meeting deposit withdrawal demands, any of which could have a material adverse impact on its liquidity, business, financial condition and results of operations. A lack of liquidity could also attract increased regulatory scrutiny and potentially result in restraints imposed by regulators. Depending on the capitalization status and regulatory treatment of depository institutions, including whether an institution is subject to a supervisory prompt corrective action directive, regulatory restrictions and prohibitions may include restrictions on growth, restrictions on interest rates paid on deposits, restrictions or prohibitions on payment of dividends and restrictions on the acceptance of brokered deposits.

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
We are also affected by the monetary policies of the FRB. Changes in monetary or legislative policies may affect the interest rates we offer to attract deposits and the interest rates we charge on our loans in order to remain competitive, as well as the manner in which we offer deposits and make loans. These monetary policies also affect the valuation of our investment securities and have had, and are expected to continue to have, significant effects on the operating results of depository institutions generally, including Union Bank.
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
As a financial institution, we are subject to a complex system of laws, regulations and regulatory guidance. We maintain systems and procedures designed to ensure that we comply with applicable laws, regulations and regulatory guidance. However, some legal/regulatory frameworks provide for the imposition of fines or penalties for noncompliance even though the noncompliance was inadvertent or unintentional and even though there was in place at the time systems and procedures designed to ensure compliance. For example, we are subject to regulations issued by the Office of Foreign Assets Control, or “OFAC,” that prohibit financial institutions from participating in the transfer of property belonging to the governments of certain foreign countries and designated nationals of those countries and certain other persons or entities whose interest in property is blocked by OFAC-administered sanctions. OFAC may impose penalties for inadvertent or unintentional violations even if reasonable processes are in place to prevent the violations. There may be other negative consequences resulting from a finding of noncompliance, including restrictions on certain activities. Such a finding may also damage our reputation and could restrict the ability of institutional investment managers to invest in our securities.

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
We are a legal entity that is separate and distinct from Union Bank. Our revenue (on a parent company only basis) is derived primarily from interest and dividends paid to us by Union Bank. Our right, and consequently the right of our shareholders, to participate in any distribution of the assets or earnings of any subsidiary through the payment of such dividends or otherwise is necessarily subject to the prior claims of creditors including holders of our subordinated notes, and also including depositors, in the case of Union Bank, except to the extent that certain claims of Union in a creditor capacity may be recognized.

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
As a bank holding company, we are required by the FRB to maintain adequate levels of capital to support our operations.  We may need to raise additional capital in the future to provide us with sufficient capital resources and liquidity to meet our commitments and business needs.  Our ability to raise additional capital, if needed, will depend on, among other things, conditions in the capital markets at that time, which are outside of our control, and our financial performance.  We cannot assure you that such capital will be available to us on acceptable terms or at all. Our inability to raise sufficient additional capital on acceptable terms when needed could subject us to certain activity restrictions or to a variety of enforcement remedies available to the FRB, including limitations on our ability to pay dividends or pursue acquisitions, the issuance by the FRB of a capital directive to increase capital and to the extent the capital of Union Bank is adversely affected, the termination of deposit insurance by the FDIC.

Market volatility may impact our business and the value of our common stock.
Our business performance and the trading price of our common stock may be affected by many factors affecting financial institutions, including the interest rate environment, volatility in the credit, mortgage and housing markets, the markets for securities relating to mortgages or housing, and the value of debt and mortgage-backed and other securities that we hold in our investment portfolio. Market volatility in financial institution stocks may also result from high profile bank failures. In addition, government action and legislation may impact us and the value of our common stock. We cannot predict what impact, if any, market volatility will have on our business or share price and for these and other reasons our shares of common stock may trade at a price lower than that at which they were purchased.

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

If we identify any material weakness in our internal controls over financial reporting and fail to correct it, or otherwise fail to maintain effective internal controls over financial reporting, we may not be able to report our financial results accurately and timely, in which case our business may be harmed, investors may lose confidence in the accuracy and completeness of our financial reports, and the price of our common stock may decline.
Our management is responsible for establishing and maintaining adequate internal controls over financial reporting and for evaluating and reporting on our system of internal controls. Our internal controls over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. We are required to comply with the FDICIA and other rules that govern financial institutions with total assets of $1 billion or more. In particular, we are required to provide management's report on the effectiveness of our internal control over financial reporting. In addition, our independent registered public accounting firm is required to report on the effectiveness of our internal control over financial reporting.
If we identify material weaknesses in our internal controls over financial reporting in the future, if we cannot comply with the requirements of FDICIA in a timely manner or attest that our internal controls over financial reporting are effective, or if our independent registered public accounting firm cannot express an opinion as to the effectiveness of our internal controls over financial reporting when required, we may not be able to report our financial results accurately and timely. As a result, investors, counterparties and customers may lose confidence in the accuracy and completeness of our financial reports; our liquidity, access to capital markets and perceptions of our creditworthiness could be adversely affected; and the market price of our common stock could decline. In addition, we could become subject to investigations by the NASDAQ stock exchange, on which our common stock is listed, the SEC, the FRB, the FDIC, or other regulatory authorities, which could require additional financial and management resources. These events could have an adverse effect on our business, financial condition and results of operations.

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
Our customers and employees have been, and will continue to be, targeted by parties using fraudulent e-mails and other communications in attempts to misappropriate passwords, payment card numbers, bank account information or other personal information or to introduce viruses to our customers’ computers. These communications may appear to be legitimate messages sent by Union Bank or other businesses, but direct recipients to fake websites operated by the sender of the e-mail or request that the recipient send a password or other confidential information via e-mail or download a program. Despite our efforts to mitigate these threats through product improvements, use of encryption and authentication technology to secure online transmission of confidential consumer information, and customer and employee education, such attempted frauds against us or our merchants and our third party service providers remain a serious issue. The pervasiveness of cyber security incidents in general and the risks of cyber-crime are complex and will continue to evolve.
Although we make significant efforts to maintain the security and integrity of our information systems and have implemented various measures to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. Even the most well-protected information, networks, systems and facilities remain potentially vulnerable because attempted security breaches, particularly cyber-attacks and intrusions, or disruptions will occur in the future, and because the techniques used in such attempts are constantly evolving and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is virtually impossible for us to entirely mitigate this risk. A security breach or other significant disruption could: (i) disrupt the proper functioning of our networks and systems and therefore our operations and/or those of certain of our customers; (ii) result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of confidential, sensitive or otherwise valuable information of ours or our customers, including account numbers and other financial information; (iii) result in a violation of applicable privacy, data breach and other laws, subjecting the Bank to additional regulatory scrutiny and exposing the Company to civil litigation, governmental fines and possible financial liability; (iv) require significant management attention and resources to remedy the damages that result; or (v) harm our reputation or cause a decrease in the number of customers that choose to do business with us or reduce the level of business that our customers do with us. The occurrence of any such failures, disruptions or security breaches could have a negative impact on our results of operations, financial condition, and cash flows as well as damage our brand and reputation.
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

Expansion or contraction of our branch network may adversely affect our financial results.
The Company cannot assure that the opening of new branches will be accretive to earnings or that it will be accretive to earnings within a reasonable period of time. Numerous factors contribute to the performance of a new branch, such as suitable location, qualified personnel, and an effective marketing strategy. Additionally, it takes time for a new branch to gather sufficient loans and deposits to generate income sufficient to cover its operating expenses. Difficulties we experience in opening new branches may have a material adverse effect on the our financial condition and results of operations. Additionally, we cannot assure that the closing of branches would not adversely affect earnings.

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

Economic Risks
External economic factors, such as changes in monetary policy and inflation and deflation, may have an adverse effect on our business, financial condition and results of operations.
Our financial condition and results of operations are affected by credit policies of monetary authorities, particularly the Federal Reserve. Actions by monetary and fiscal authorities, including the Federal Reserve, could lead to inflation, deflation or other economic phenomena that could adversely affect our financial performance. The primary impact of inflation on our operations most likely will be reflected in increased operating costs. Conversely, deflation generally will tend to erode collateral values and diminish loan quality. Virtually all of our assets and liabilities are monetary in nature. As a result, interest rates have a more significant impact on our performance than general levels of inflation or deflation. Inevitably, not all of our interest rate-sensitive assets and liabilities will re-price simultaneously and in equal volume in response to changes in the federal funds rate, and therefore the potential for interest rate exposure exists.

Our financial condition and results of operations have been adversely affected, and may continue to be adversely affected, by general market and economic conditions.
We have been, and continue to be, impacted by general business and economic conditions in the United States and, to a lesser extent, abroad.  These conditions include short-term and long-term interest rates, inflation, money supply, political issues, legislative and regulatory changes, fluctuations in both debt and equity capital markets, broad trends in industry and finance, unemployment and the condition of the U.S. economy and the local economies in which we operate, all of which are beyond our control. Deterioration or continued weakness in any of these factors could result in increases in loan delinquencies and nonperforming assets, and in decreases in loan collateral values, the value of our investment portfolio and the demand for our products and services.

Our business and financial results could be adversely affected by the political environment and governmental policies.
Our business and financial results may also be affected by changes in government policies following the 2024 U.S. election and the new administration. There remains significant market uncertainty as to how the current U.S. administration's corresponding policy changes could impact us or our customers. For example, the current U.S. administration has adopted and may consider trade policies and tariffs, other controls on imports or exports, and other foreign policy initiatives that could affect our business and supply chains. The U.S. federal government, U.S. states and certain other countries and regions have adopted or are considering legislation, regulation or policies that reflect diverse, diverging and, in some cases, potentially conflicting policy goals. Compliance with such laws, regulations or policies, including any that may be adopted in the future, could, among other things, increase the costs of operating our business, reduce the demand for our products and services, impact our ability to meet or maintain current or future goals or targets or continue initiatives and increase our legal, operational and reputational risks, any or all of which could materially adversely affect our results of operations. Failure, or perceived failure, to comply with any legislation, regulation or policy, including as a result of making good faith interpretations that may differ from those taken by enforcement authorities in relevant jurisdictions, could potentially result in substantial fines, criminal sanctions, reputational harm or operational changes.

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
We operate in a highly competitive environment that includes financial and non-financial services firms, including traditional banks, online banks, financial technology companies, wealth management companies and others. These companies compete on the basis of, among other factors, size, quality and type of products and services offered, price, technology and reputation. Emerging technologies have the potential to intensify competition and accelerate disruption in the financial services industry. In recent years, non-financial services firms, such as financial technology companies, have begun to offer services traditionally provided by financial institutions. These firms attempt to use technology and mobile platforms to enhance the ability of companies and individuals to borrow money, save and invest. Our ability to compete successfully depends on a number of factors, including our ability to develop and execute strategic plans and initiatives; to develop competitive products and utilize evolving technologies; and to attract, retain and develop a highly skilled employee workforce. If we are not able to compete successfully, we could be placed at a competitive disadvantage, which could result in the loss of customers and market share, and our business, results of operations and financial condition could suffer.

We may be required to write down goodwill and other identifiable intangible assets.
When we acquire a business, a portion of the purchase price of the acquisition may be allocated to goodwill and other identifiable intangible assets. The excess of the purchase price over the fair value of the net identifiable tangible and intangible assets acquired determines the amount of the purchase price that is allocated to goodwill acquired. At December 31, 2024, there was no remaining unamortized identifiable intangible asset and our goodwill from the 2011 Branch Acquisition was approximately $2.2 million. Under current accounting standards, if we determine that goodwill or intangible assets are impaired, we would be required to write down the value of these assets to fair value. We conduct an annual review, or more frequently if events or circumstances warrant such, to determine whether goodwill is impaired. We recently completed our goodwill impairment analysis as of December 31, 2024 and concluded goodwill was not impaired. We conduct a review of our other intangible assets for impairment should events or circumstances warrant. We cannot provide assurance that we will not be required to take an impairment charge in the future. Any impairment charge would have a negative effect on our shareholders’ equity and financial results and may cause a decline in our stock price.

The accuracy of our financial statements and related disclosures could be affected if the judgments, assumptions or estimates used in our critical accounting policies are inaccurate.
The preparation of financial statements and related disclosure in conformity with GAAP requires us to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Our critical accounting policies, which are described in Item 7 of this report under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies”, constitute those significant accounting policies and methods used in the preparation of our consolidated financial statements that we consider “critical” because they require judgments, assumptions and estimates that materially affect our consolidated financial statements and related disclosures. As a result, if future events differ significantly from management's judgments, assumptions and estimates in our critical accounting policies, those events or assumptions could have a material impact on our consolidated financial statements and related disclosures.

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

Risk Management Oversight and Governance
The Company's Board of Directors is charged with overseeing and approving Union's risk management framework and monitoring adherence to related policies required by applicable statutes, regulations and principles of safety and soundness. Union's Information Security Officer (ISO) provides periodic updates regarding cybersecurity risks and the cybersecurity program to the Board of Directors. Additionally, awareness and training on cybersecurity topics is provided to the Company's Board of Directors on a regular basis. Consistent with this responsibility the Board has delegated primary oversight responsibility over the risk management framework and oversight of the cybersecurity program, including oversight of cybersecurity risk and cybersecurity risk management, to Union's IT Steering Committee.
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
To date, such cybersecurity risks have not materially affected us. We do, from time to time, experience threats to our data and systems that have been halted by the policies and systems in place. For more information about the cybersecurity risks we face, see "Risk Factors - Operational Risks" in Part I, Item 1A of this Annual Report.

Item 2. Properties
As of December 31, 2024, Union operated 13 community banking locations in Lamoille, Caledonia, Chittenden, Franklin and Washington counties of Vermont and five in Grafton and Coos counties of New Hampshire. Union also operates three loan centers in St. Johnsbury and Williston, Vermont and Plymouth, New Hampshire. In addition, Union owns a property located in Johnson, VT that was previously a branch location. This property was damaged due to flooding in 2024 and was not re-opened. Union owns, free of encumbrances, 16 of its branch locations and its headquarters and operates several ATMs in northern Vermont and New Hampshire. Union leases three branch locations, one loan production office, land upon which the Williston branch was built, and certain ATM premises from third parties under terms and conditions considered by management to be favorable to Union. Union also owns or leases certain properties contiguous to its branch locations for staff and customer parking convenience.
Additional information relating to the Company's properties as of December 31, 2024, is set forth in Notes 8 and 9 to the Company's audited consolidated financial statements contained in Part II, Item 8 of this Annual Report.

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
The common stock of the Company is traded on the NASDAQ Global Market under the trading symbol "UNB."

On February 28, 2025, there were 4,538,596 shares of common stock outstanding held by 476 stockholders of record. The number of stockholders does not reflect the number of beneficial owners, including persons or entities who may hold the stock in nominee or “street name.”

Repurchases of Common Stock
The Company did not issue any unregistered shares during the quarter ended December 31, 2024.
There were no repurchases of the Company's equity securities during the quarter ended December 31, 2024.

Securities Authorized for Issuance Under Equity Compensation Plans
Information regarding equity securities authorized for issuance under the Company's equity compensation plan is included in Part III, Item 12 of this Annual Report under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”, and is incorporated herein by reference.

Five Year Performance Graph
The following graph illustrates the annual percentage change in the cumulative total shareholder return of the Company's common stock for the period December 31, 2018 through December 31, 2024. For purposes of comparison, the graph illustrates comparable shareholder returns of the S&P U.S. SmallCap Banks Index and the NASDAQ Composite Index. The graph assumes a $100 investment on December 31, 2018 in each case and measures the amount by which the market value, assuming reinvestment of dividends, has changed during the five year period ended December 31, 2024.

Stock Performance Graph

250
200
150
100
50
0
Index Value
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
Period Ended
Union Bankshares, Inc.
NASDAQ Composite Index
S&P U.S. SmallCap Banks Index

	Period Ended
Index	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
Union Bankshares, Inc.	100.00	74.80	90.55	76.56	103.59	102.90
NASDAQ Composite Index	100.00	144.92	177.06	119.45	172.77	223.87
S&P U.S. SmallCap Banks Index	100.00	90.82	126.43	111.47	112.03	132.44

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

Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

The following discussion and analysis focuses on those factors that, in management's view, had a material effect on the consolidated financial position of Union Bankshares, Inc. ("the Company," "our," "we," "us") and its subsidiary, Union Bank ("Union"), as of December 31, 2024 and 2023, and its consolidated results of operations for the years then ended. The Company is considered a "smaller reporting company" under the disclosure rules of the SEC. Accordingly, the Company has elected to provide its audited statements of income, comprehensive income, cash flows, and changes in stockholders' equity for a two year, rather than a three year, period and intends to provide smaller reporting company scaled disclosures where management deems appropriate.

This discussion is being presented to provide a narrative explanation of the consolidated financial statements and should be read in conjunction with the audited consolidated financial statements and related notes and with other financial data contained in Item 8, Part II of this Annual Report. The purpose of this presentation is to enhance overall financial disclosures and to provide information about historical financial performance and developing trends as a means to assess to what extent past performance can be used to evaluate the prospects for future performance. Management is not aware of the occurrence of any events after December 31, 2024 which would materially affect the information presented.

CERTAIN DEFINITIONS

Capitalized terms used in the following discussion and not otherwise defined below have the meanings assigned to them in Note 1 to the Company's audited consolidated financial statements contained in Part II, item 8, page 54 of this Annual Report.

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

Allowance for credit losses on loans and on off-balance sheet credit exposures
ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which is more commonly referred to as Current Expected Credit Losses (CECL), requires that expected credit losses for financial assets held at the reporting date that are accounted for at amortized cost be measured and recognized based on historical experience and current and reasonably supportable forecasted conditions to reflect the full amount of expected credit losses over the expected life of the asset. CECL also applies to certain off-balance sheet credit exposures, such as loan commitments, standby letters of credit, financial guarantees and other similar investments. The Company believes the allowance for credit losses (ACL) on loans and off-balance sheet credit exposures is a critical accounting policy that requires the most significant judgments and estimates used in the preparation of its consolidated financial statements. CECL may create volatility in the level of the ACL from quarter to quarter as the ACL is dependent upon macroeconomic forecasts and conditions, loan portfolio volumes and credit quality, among other things.
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

The Company's earnings have been impacted by the inverted yield curve, as deposit and funding costs have risen at a faster pace than assets have repriced, which has resulted in compression of the net interest margin and spread. The net interest margin was 2.77% for the year ended December 31, 2024 compared to 2.88% for the year ended December 31, 2023, while the net interest spreads for the same periods were 2.30% and 2.50%, respectively. We continue to manage the net interest margin and spread by remaining disciplined on loan and deposit pricing, utilizing FHLB advances and brokered CDs when appropriate to reduce our exposure to high short-term interest rates, and maximizing our balance sheet collateral (i.e. loans and investment securities) to obtain wholesale funding in a cost effective way to fund loan growth.
The Company completed a balance sheet repositioning related to its investment securities portfolio during the third quarter of 2024. The sale of lower-yielding AFS debt securities with a book value of $38.5 million was executed and recorded in August of 2024, resulting in a pre-tax realized loss on the sale of $1.3 million. The proceeds from the sale of these securities were used to purchase $26.0 million of AFS debt securities at higher yields to improve income going forward, and the remainder was used to fund loan growth. The Company estimates the loss on the sale will be recouped within approximately one year.
The Company's consolidated net income was $8.8 million, with basic earnings per share of $1.94 for 2024 compared to consolidated net income of $11.3 million, and basic earnings per share of $2.50 for 2023, while diluted earnings per share for the same periods were $1.92 and $2.48, respectively. The decrease in net income was due to the combined effects of the $1.3 million loss on the sale of AFS debt securities discussed above, increases in noninterest expenses of $2.7 million, or 7.5%, and $1.4 million in credit loss expense, partially offset by increases of $1.1 million in noninterest income, excluding the loss on the sale of AFS debt securities, an increase in net interest income of $521 thousand or 1.4%, and a reduction in the provision for income taxes of $1.3 million, or 77.2%.
Sales of qualifying residential loans to the secondary market for the year ended December 31, 2024 were $113.5 million resulting in gain on sales of $1.7 million, compared to sales of $75.6 million and gain on sales of $1.2 million for the year ended December 31, 2023.
As of December 31, 2024, the Company had total consolidated assets of $1.53 billion, an increase of 4.0% compared to total consolidated assets of $1.47 billion at December 31, 2023. Total investments decreased $13.6 million, or 5.1%, to $252.3 million, or 16.5% of total assets at December 31, 2024 compared to $265.9 million, or 18.1% of total assets, as of December 31, 2023. Net loans and loans held for sale increased $128.9 million or 12.6%, to $1.2 billion, or 75.6% of total assets, at December 31, 2024, compared to $1.0 billion, or 69.9% of total assets, at December 31, 2023. The level of federal funds sold decreased $62.6 million, or 85.4%, to $10.7 million at December 31, 2024 compared to $73.2 million at December 31, 2023.
Deposits decreased $136.7 million, or 10.5%, primarily due to a decrease in wholesale deposit funding. Total deposits were $1.17 billion at December 31, 2024 compared to $1.31 billion at December 31, 2023. There were $103.0 million of retail brokered deposits and $50.2 million of purchased ICS deposits at December 31, 2023, and no retail brokered deposits or purchased ICS deposits at December 31, 2024. Borrowed funds were $259.7 million at December 31, 2024 compared to $65.7 million at December 31, 2023.
The Company's total capital increased from $65.8 million at December 31, 2023 to $66.5 million at December 31, 2024. This increase primarily reflects net income of $8.8 million for 2024, partially offset by an increase of $2.0 million in accumulated other comprehensive loss and regular cash dividends paid of $6.5 million. (See Capital Resources on pages 45 to 46.) These changes also resulted in an increase in the Company's book value per share to $14.65 at December 31, 2024 from $14.56 as of December 31, 2023.
Return on average assets is a financial metric often utilized as an indicator of a financial institution's performance. The Company's return on average assets decreased 22 bps for the year ended December 31, 2024 compared to 2023 due to an increase in average assets of $88.0 million and a decrease in net income of $2.5 million for the year ended December 31, 2024.

The following per share information and key ratios presented in the table below depict several measurements of performance or financial condition at or for the years ended December 31, 2024 and 2023:

	2024	2023
Return on average assets	0.60%	0.82%
Return on average equity	13.38%	20.01%
Net interest margin (1)	2.77%	2.88%
Efficiency ratio (2)	77.62%	72.83%
Net interest spread (3)	2.30%	2.50%
Loan to deposit ratio	99.32%	78.99%
Net (recoveries) charge-offs to total average loans	—%	—%
ACL on loans to loans not held for sale	0.66%	0.64%
Nonperforming assets to total assets (4)	0.12%	0.14%
Equity to assets	4.35%	4.48%
Total capital to risk weighted assets	12.53%	13.34%
Book value per share	$14.65	$14.56
Basic earnings per share	$1.94	$2.50
Diluted earnings per share	$1.92	$2.48
Dividends paid per share	$1.44	$1.44
Dividend payout ratio (5)	74.23%	57.60%
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

RESULTS OF OPERATIONS
For the year ended December 31, 2024, net income was $8.8 million compared to $11.3 million for the year ended December 31, 2023. The primary components of these results, which include net interest income, noninterest income, noninterest expenses, and provision for income taxes, are discussed below:
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
Interest earned on average earning assets for the year ended December 31, 2024 was $68.0 million compared to $57.1 million for the year ended December 31, 2023, an increase of $10.8 million, or 19.0%. The average earning asset base increased $77.2 million between periods and the average yield on average earning assets increased 54 bps to 4.85% for the year ended December 31, 2024 compared to 4.31% for the year ended December 31, 2023.
The average yield on federal funds sold and overnight deposits increased 76 bps between the twelve month comparison periods due to an increase in the average balance maintained in Union's master account at the FRB and an increase in the average rate paid on these balances. Interest income on investment securities decreased $45 thousand between the comparison periods due to a decrease of $17.0 million in the average balance of the portfolio, partially offset by an increase of 5 bps in the average yield.
Interest income on loans increased $10.0 million between the twelve month comparison periods due to an increase in the average volume of loans outstanding of $83.6 million and an increase of 57 bps in the average yield. Loan demand has remained stable during 2024 despite inflationary pressure on construction materials and low housing inventory.

Average interest bearing liabilities increased $95.7 million between the twelve month comparison periods due to an increase in average borrowed funds of $125.8 million partially offset by a decrease in average interest bearing deposits of $30.1 million. The average rate paid on interest bearing liabilities increased 74 bps to 2.55% for the year ended December 31, 2024 compared to 1.81% for the year ended December 31, 2023. Interest expense increased $10.3 million, to $29.6 million for the year ended December 31, 2024 compared to $19.3 million for the year ended December 31, 2023. Higher rates paid on customer deposit accounts and utilization of higher cost funding of brokered deposits and advances from the FHLB and the FRB were drivers of the increase in interest expense.
The net interest spread decreased 20 bps to 2.30% for the year ended December 31, 2024, from 2.50% for the same period last year, reflecting the net effect of the 74 bps increase in the average rate paid on interest bearing liabilities, which was only partially offset by the 54 bps increase in the average yield earned on interest earning assets between periods. The net interest margin decreased 11 bps for the year ended December 31, 2024 compared to the year ended December 31, 2023 as a result of the changes discussed above. Despite the decreases in the net interest spread and net interest margin, net interest income increased $521 thousand to $38.4 million for the year ended December 31, 2024 compared to $37.8 million for the year ended December 31, 2023.
During 2024, Union, like many other financial institutions, offered higher rate time deposit specials to attract new deposit dollars and retain existing customer deposits. Although some new money was obtained, a shift of funds from non-maturity deposits to time deposit specials occurred. Interest expense on time deposits increased $2.9 million to $11.6 million for the year ended December 31, 2024 compared to $8.7 million for the year ended December 31, 2023 due to increases in the average volume of $24.7 million and 74 bps in the average rate paid. Despite a decrease of $30.1 million in the average balance of savings/money market accounts, interest expense increased $1.4 million between the twelve month comparison periods due to an increase of 47 bps in the average rate paid on those accounts. Interest expense on interest bearing checking accounts increased $335 thousand between the twelve month comparison periods resulting from an increase of 20 bps in the average rate paid, which more than offset the decrease of $24.7 million in the average balance. The average volume of borrowed funds increased $125.8 million and the average rate paid on borrowed funds increased 39 bps between the twelve month comparison periods, resulting in a $5.6 million increase in interest expense.

The following table shows for the periods indicated the total amount of tax equivalent interest income from average interest earning assets, the related average tax equivalent yields, the tax equivalent interest expense associated with average interest bearing liabilities, the related tax equivalent average rates paid, and the resulting tax equivalent net interest spread and margin:

	Years Ended December 31,
	2024			2023
	Average Balance (1)	Interest Earned/ Paid	Average Yield/ Rate	Average Balance (1)	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Average Assets:
Federal funds sold and overnight deposits	$26,576	$1,132	4.19%	$18,131	$630	3.43%
Interest bearing deposits in banks	13,242	480	3.63%	15,527	401	2.59%
Investment securities (2), (3)	294,669	6,488	2.27%	311,649	6,533	2.22%
Loans, net (2), (4)	1,077,543	59,313	5.57%	993,959	49,283	5.00%
Nonmarketable equity securities	8,207	541	6.58%	3,808	263	6.92%
Total interest earning assets (2)	1,420,237	67,954	4.85%	1,343,074	57,110	4.31%
Cash and due from banks	4,560			4,627
Premises and equipment	20,657			20,380
Other assets	19,972			9,300
Total assets	$1,465,426			$1,377,381
Average Liabilities and Stockholders' Equity:
Interest bearing checking accounts	$295,088	$3,605	1.22%	$319,824	$3,270	1.02%
Savings/money market accounts	367,620	5,418	1.47%	397,678	3,971	1.00%
Time deposits	279,180	11,551	4.14%	254,499	8,652	3.40%
Borrowed funds and other liabilities	198,745	8,446	4.18%	72,946	2,804	3.79%
Subordinated notes	16,255	570	3.51%	16,222	570	3.51%
Total interest bearing liabilities	1,156,888	29,590	2.55%	1,061,169	19,267	1.81%
Noninterest bearing deposits	226,388			243,655
Other liabilities	16,688			16,299
Total liabilities	1,399,964			1,321,123
Stockholders' equity	65,462			56,258
Total liabilities and stockholders’ equity	$1,465,426			$1,377,381
Net interest income		$38,364			$37,843
Net interest spread (2)			2.30%			2.50%
Net interest margin (2)			2.77%			2.88%
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

Tax exempt interest income amounted to $5.8 million and $4.3 million for the years ended December 31, 2024 and 2023, respectively. The following table presents the effect of tax exempt income on the calculation of net interest income, using a marginal federal corporate income tax rate of 21% for the years ended December 31, 2024 and 2023:

	Years Ended December 31,
	2024	2023
	(Dollars in thousands)
Net interest income as presented	$38,364	$37,843
Effect of tax-exempt interest
Investment securities	201	372
Loans	705	448
Net interest income, tax equivalent	$39,270	$38,663

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
•changes in rate (change in rate multiplied by prior volume); and
•total change in rate and volume.

Changes attributable to both rate and volume have been allocated proportionately to the change due to volume and the change due to rate.

	Year Ended December 31, 2024 Compared to Year Ended December 31, 2023 Increase/(Decrease) Due to Change In			Year Ended December 31, 2023 Compared to Year Ended December 31, 2022 Increase/(Decrease) Due to Change In
	Volume	Rate	Net	Volume	Rate	Net
Interest earning assets:	(Dollars in thousands)
Federal funds sold and overnight deposits	$339	$163	$502	$(155)	$540	$385
Interest bearing deposits in banks	(65)	144	79	20	194	214
Investment securities	(303)	258	(45)	274	1,129	1,403
Loans, net	4,255	5,775	10,030	5,507	5,418	10,925
Nonmarketable equity securities	291	(13)	278	105	130	235
Total interest earning assets	$4,517	$6,327	$10,844	$5,751	$7,411	$13,162
Interest bearing liabilities:
Interest bearing checking accounts	$(267)	$602	$335	$93	$2,258	$2,351
Savings/money market accounts	(320)	1,767	1,447	(146)	2,529	2,383
Time deposits	895	2,004	2,899	2,105	5,532	7,637
Borrowed funds	5,282	360	5,642	2,363	8	2,371
Subordinated notes	—	—	—	1	—	1
Total interest bearing liabilities	$5,590	$4,733	$10,323	$4,416	$10,327	$14,743
Net change in net interest income	$(1,073)	$1,594	$521	$1,335	$(2,916)	$(1,581)

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

Credit loss expense (benefit) was made up of the following components for the following periods:

	For the Years Ended December 31,
	2024	2023
	(Dollars in thousands)
Credit loss expense (benefit) for loans	$1,092	$(274)
Credit loss benefit for off-balance sheet credit exposures	(162)	(225)
Credit loss expense (benefit), net	$930	$(499)

Noninterest Income. The following table sets forth the components of noninterest income for the years ended December 31, 2024 and 2023 :

	For the Years Ended December 31,
	2024	2023	$ Variance	% Variance
	(Dollars in thousands)
Wealth management income	$1,067	$943	$124	13.1
Service fees	7,040	7,002	38	0.5
Net losses on sales of investment securities AFS	(1,293)	—	(1,293)	(100.0)
Net gains on sales of loans held for sale	1,697	1,163	534	45.9
Net gains on other investments	216	189	27	14.3
Income from Company-owned life insurance	716	447	269	60.2
Other income	280	160	120	75.0
Total noninterest income	$9,723	$9,904	$(181)	(1.8)
The significant changes in noninterest income for the year ended December 31, 2024 compared to the year ended December 31, 2023 are described below:
•Wealth management income. Wealth management income increased as managed fiduciary accounts grew between December 31, 2023 and 2024, as did the value of assets within those accounts.
•Service fees. Service fee income increased $38 thousand for the year ended December 31, 2024 compared to the same period in 2023 due to increases in loan servicing and service charge income, partially offset by decreases in ATM and debit card network fees, and merchant program fees.
•Net losses on sales of investment securities AFS. As discussed above, the Company completed a balance sheet repositioning related to its investment securities portfolio during 2024. The sale of lower-yielding AFS debt securities with a book value of $38.5 million was executed and recorded in August of 2024, resulting in a pre-tax realized loss on the sale of $1.3 million.
•Net gains on sales of loans held for sale. Residential loans totaling $113.5 million were sold to the secondary market during 2024, compared to residential loan sales of $75.6 million during 2023. The increase of $534 thousand in net gains on sales of loans reflects the higher sales volume and higher premiums obtained on sales in 2024.
•Net gains on other investments. Participants in the 2020 Amended and Restated Nonqualified Excess Plan (the "2020 Deferred Compensation Plan") elect to defer receipt of current compensation from the Company or its subsidiary and select designated reference investments consisting of investment funds. The performance of those funds, over which the Company has no control, resulted in net gains of $216 thousand and $189 thousand for the years ended December 31, 2024 and 2023, respectively.
•Income from Company-owned life insurance. Death benefit proceeds of $235 thousand were received in 2024, while no such proceeds were received in 2023. Income also increased in 2024 due to a higher yield earned on the underlying life insurance policies.
•Other income. The Company received $117 thousand in prepayment penalties from the early payoff of loans during 2024 that were not received in 2023.

Noninterest Expenses. The following table sets forth the components of noninterest expenses for the years ended December 31, 2024 and 2023:

	For the Years Ended December 31,
	2024	2023	$ Variance	% Variance
	(Dollars in thousands)
Salaries and wages	$15,678	$14,247	$1,431	10.0
Employee benefits	5,716	5,365	351	6.5
Occupancy expense, net	2,194	2,035	159	7.8
Equipment expense	3,992	3,722	270	7.3
ATM and debit card expense	1,259	908	351	38.7
FDIC insurance assessment	1,167	998	169	16.9
Vermont franchise tax	1,069	1,130	(61)	(5.4)
Professional fees	1,062	1,016	46	4.5
Advertising and public relations	704	659	45	6.8
Electronic banking expense	504	421	83	19.7
Wealth management expenses	491	439	52	11.8
Training and development	186	234	(48)	(20.5)
Amortization of MSRs, net	15	316	(301)	(95.3)
Other expenses	3,990	3,879	111	2.9
Total noninterest expenses	$38,027	$35,369	$2,658	7.5
The significant changes in noninterest expenses for the year ended December 31, 2024 compared to the year ended December 31, 2023 are described below:
•Salaries and wages. Salaries and wages increased $1.4 million due to annual salary adjustments for the 2024 fiscal year and a $380 thousand increase in the accrual amount for the annual incentive plan payments to select officers of Union for 2024 compared to 2023. In addition, $397 thousand of the increase related to a cash bonus payment to employees in December 2024 in lieu of a 401k profit sharing contribution that was included in employee benefits expense in 2023. The increase is also attributable to a separation of service agreement with an employee and the inclusion of salaries and wages for employees at our North Conway location, which became a full service branch during the fourth quarter of 2023.
•Employee benefits. Employee benefit expense increased $351 thousand due to increases of $496 thousand in premium expense for the Company's medical and dental plans, $132 thousand in payroll tax expense, and $15 thousand in employee benefits related to the Company's deferred compensation plans. These increases were partially offset by a decrease of $292 thousand in 401k contributions primarily due to no profit sharing contribution in 2024 compared to 2023 as discussed above.
•Occupancy expense, net. The increase in occupancy expense of $159 thousand is primarily due to increases in depreciation expense related to leasehold improvements to the North Conway location that became a full service branch during the fourth quarter of 2023, as well as increases in repair and maintenance expenses at other locations.
•Equipment expense. Equipment expense increased primarily due to an increase in software license and maintenance costs associated with outsourcing Union's core application processing system that was finalized during the fourth quarter of 2023.
•ATM and debit card expense. The $351 thousand increase between years primarily relates to the costs associated with outsourcing Union's core application processing system that was finalized during the fourth quarter of 2023, as well as costs associated with a change in the servicing arrangement in place for the ATM machines.
•FDIC insurance assessment. The FDIC insurance assessment increased by $169 thousand due to an increase in the assessment rate as well as overall growth in net assets.
•Vermont franchise tax. The Vermont franchise tax is determined based on a quarterly tax rate applied to the Company's average balance of Vermont customer deposit balances. The tax rate remained unchanged throughout 2024 and 2023; however, the average balances in Vermont deposit account balances decreased for the year ended December 31, 2024, resulting in a decrease in expense.

•Professional fees. Professional fees increased by $46 thousand due to annual increases in engagement fees and additional consultants that were engaged to assist with employment searches and other consulting services in 2024 that were not utilized in 2023.
•Advertising and public relations. The increase in advertising and public relations costs is primarily related to advertising campaigns and business development activities during 2024 that did not occur in 2023.
•Electronic banking expense. The increase in electronic banking expense related to software initiatives that were implemented to the online banking platform in the fourth quarter of 2024.
•Wealth management expenses. The $52 thousand increase was primarily attributable to the growth in managed fiduciary accounts and the associated data processing and professional services.
•Training and development. The cost associated with attending conferences and educational events during 2024 decreased $48 thousand compared to events attended in 2023.
•Amortization of MSRs, net. Income from MSRs is derived from servicing rights acquired through the sale of loans on which servicing is retained. Capitalized servicing rights are initially recorded at fair value and amortized in proportion to, and over the period of, the estimated future servicing period of the underlying loans. Amortization of MSRs exceeded new capitalized MSRs resulting in net expense of $15 thousand and $316 thousand for the years ended December 31, 2024 and 2023, respectively.

Provision for Income Taxes. The Company has provided for current and deferred federal income taxes for the current and prior period presented. The Company's net provision for income taxes was $369 thousand and $1.6 million for 2024 and 2023, respectively, reflecting lower net income and a higher proportion of tax-exempt income year over year, as well as the impact of limited partnership investments and related tax credits, discussed below. The Company’s effective federal corporate income tax rate was 4.6% and 12.5% for 2024 and 2023, respectively.
Amortization expense related to limited partnership investments included as a component of income tax expense amounted to $1.7 million and $1.4 million for the years ended December 31, 2024 and 2023, respectively. These investments provide tax benefits, including tax credits. Low income housing tax credits with respect to limited partnership investments are also included as a component of income tax expense and amounted to $1.8 million and $1.4 million for the years ended December 31, 2024 and 2023, respectively. See Note 10 to the Company's consolidated financial statements.

FINANCIAL CONDITION
At December 31, 2024, the Company had total consolidated assets of $1.53 billion, including gross loans and loans held for sale (total loans) of $1.16 billion, deposits of $1.17 billion and stockholders' equity of $66.5 million. The Company’s total assets increased $59.5 million, or 4.0%, from $1.47 billion at December 31, 2023.
Net loans and loans held for sale increased $128.9 million, or 12.6%, to $1.16 billion, or 75.6% of total assets, at December 31, 2024, compared to $1.03 billion, or 69.9% of total assets, at December 31, 2023. (See Loan Portfolio below.)
Total deposits decreased $136.7 million, or 10.5% to $1.17 billion at December 31, 2024, from $1.31 billion at December 31, 2023. There were decreases in noninterest bearing deposits of $24.9 million, or 9.9%, interest bearing deposits of $50.8 million, or 6.6%, and in time deposits of $60.9 million, or 21.1% .
Borrowed funds at December 31, 2024 consisted of FHLB advances of $259.7 million. Borrowed funds at December 31, 2023 were $65.7 million and consisted of $55.7 million of FHLB advances and $10.0 million of borrowings from the FRB. (See Borrowings on page 43.)
Total stockholders’ equity increased $673 thousand, or 1.0%, from $65.8 million at December 31, 2023 to $66.5 million at December 31, 2024. (See Capital Resources on pages 45 to 46.)

Loans Held for Sale and Loan Portfolio. The Company's gross loan portfolio (including loans held for sale) increased $129.6 million, or 12.6%, to $1.16 billion, representing 76.0% of assets at December 31, 2024, from $1.03 billion, representing 70.2% of assets at December 31, 2023. The Company's loans consist primarily of adjustable-rate and fixed-rate mortgage loans secured by one-to-four family, multi-family residential or commercial real estate. Real estate secured loans represented $1.01 billion, or 87.3% of total loans, at December 31, 2024 compared to $911.5 million, or 88.4% of total loans, at December 31, 2023. The net change in the Company's loan portfolio from December 31, 2023 (see table below) resulted primarily from an increase in the volume of residential, commercial real estate, commercial construction, and municipal loans originated. There was no material change in the Company's lending programs or terms during 2024.

The composition of the Company's loan portfolio, including loans held for sale, were as follows as of December 31:

	December 31, 2024		December 31, 2023
Loan Class	Amount	Percent	Amount	Percent
Residential real estate	(Dollars in thousands)
Non-revolving residential real estate	$445,425	38.4	$397,409	38.5
Revolving residential real estate	21,884	1.9	18,902	1.8
Construction real estate
Commercial construction real estate	54,985	4.7	36,973	3.6
Residential construction real estate	51,202	4.4	51,662	5.0
Commercial real estate
Non-residential commercial real estate	330,010	28.4	298,148	29.0
Multi-family residential real estate	104,328	9.0	105,344	10.2
Commercial	35,175	3.0	40,448	3.9
Consumer	2,523	0.3	2,589	0.3
Municipal	110,204	9.5	76,795	7.4
Loans held for sale	5,204	0.4	3,070	0.3
Total loans	1,160,940	100.0	1,031,340	100.0
ACL on loans	(7,680)		(6,566)
Unamortized net loan costs	2,162		1,752
Net loans and loans held for sale	$1,155,422		$1,026,526

The Company originates and sells qualified residential mortgage loans in various secondary market avenues, with a majority of sales made to the FHLMC/Freddie Mac, generally with servicing rights retained. At December 31, 2024, the Company serviced a $1.16 billion residential real estate mortgage portfolio, of which $5.2 million was held for sale and approximately $684.8 million was serviced for unaffiliated third parties. This compares to a residential real estate mortgage servicing portfolio of $1.07 billion at December 31, 2023, of which $3.1 million was held for sale and approximately $646.5 million was serviced for unaffiliated third parties. Loans held for sale are accounted for at the lower of cost or fair value and are reviewed by management at least quarterly based on current market pricing.
The Company sold $113.5 million of qualified residential real estate loans originated during 2024 to the secondary market compared to sales of $75.6 million during 2023. Residential mortgage loan origination activity was strong throughout 2024. Despite the low housing inventory and higher interest rates, purchase activity in the Company's markets is stable with continued construction loan activity. The Company originates and sells FHA, VA, and RD residential mortgage loans, and also has an Unconditional Direct Endorsement Approval from HUD which allows the Company to approve FHA loans originated in any of its Vermont or New Hampshire locations without needing prior HUD underwriting approval. The Company sells FHA, VA and RD loans as originated with servicing released. Some of the government backed loans qualify for zero down payments without geographic or income restrictions. These loan products increase the Company's ability to serve the borrowing needs of residents in the communities served, including low and moderate income borrowers, while the loan sales and government guaranty mitigates the Company's exposure to credit risk.
The Company also originates commercial real estate and commercial loans under various SBA, USDA and State sponsored programs which provide a government agency guaranty for a portion of the loan amount. There was $2.0 million and $2.6 million guaranteed under these various programs at December 31, 2024 and 2023, respectively, on aggregate balances of $2.6 million and $3.4 million in subject loans for the same time periods, respectively. The Company occasionally sells the guaranteed portion of a loan to other financial concerns and retains servicing rights, which generates fee income. There were no commercial real estate or commercial loans sold during 2024 or 2023. The Company recognizes gains and losses on the sale of the principal portion of these loans at the time of sale.
The Company serviced $37.3 million and $25.7 million of commercial and commercial real estate loans for unaffiliated third parties as of December 31, 2024 and 2023, respectively. This includes $36.3 million and $24.7 million of commercial or commercial real estate loans the Company had participated out to other financial institutions at December 31, 2024 and 2023, respectively. These loans were participated in the ordinary course of business on a nonrecourse basis, for liquidity or credit concentration management purposes.

As of December 31, 2024, total loans serviced had grown to $1.88 billion, which includes total loans on the balance sheet of $1.16 billion as well as total loans sold with servicing retained of $722.1 million, compared to total loans serviced of $1.70 billion as of December 31, 2023.
The Company capitalizes MSRs for all loans sold with servicing retained and recognizes gains and losses on the sale of the principal portion of these loans at the time of sale. The unamortized balance of MSRs on loans sold with servicing retained was $1.7 million at December 31, 2024 and 2023, with an estimated market value in excess of the carrying value at both year ends. Management periodically evaluates and measures the servicing assets for impairment.
Qualifying residential first lien mortgage loans and certain commercial real estate loans with a carrying value of $394.5 million and $343.7 million were pledged as collateral for borrowings from the FHLB under a blanket lien at December 31, 2024 and 2023, respectively.
The following table breaks down by classification the contractual maturities of the gross loans held in portfolio and for sale as of December 31, 2024:

	Within 1 Year	2-5 Years	6-15 Years	Over 15 Years	Total
Fixed rate	(Dollars in thousands)
Residential real estate
Non-revolving residential real estate	$227	$1,775	$70,208	$297,582	$369,792
Revolving residential real estate	48	—	—	—	48
Construction real estate
Commercial construction real estate	7,692	115	6,372	—	14,179
Residential construction real estate	42,874	3,820	—	—	46,694
Commercial real estate
Non-residential commercial real estate	747	4,539	18,922	—	24,208
Multi-family residential real estate	—	175	15,920	—	16,095
Commercial	934	8,474	13,720	—	23,128
Consumer	1,836	579	92	—	2,507
Municipal	86,215	4,479	18,210	—	108,904
Total fixed rate	140,573	23,956	143,444	297,582	605,555
Variable rate
Residential real estate
Non-revolving residential real estate	354	1,262	47,456	31,765	80,837
Revolving residential real estate	37	78	21,713	8	21,836
Construction real estate
Commercial construction real estate	2,665	1,602	7,759	28,780	40,806
Residential construction real estate	1,658	766	—	2,084	4,508
Commercial real estate
Non-residential commercial real estate	18,172	4,575	227,045	56,010	305,802
Multi-family residential real estate	640	3,251	51,224	33,118	88,233
Commercial	4,060	459	7,048	480	12,047
Consumer	16	—	—	—	16
Municipal	—	1,300	—	—	1,300
Total variable rate	27,602	13,293	362,245	152,245	555,385
	$168,175	$37,249	$505,689	$449,827	$1,160,940

Asset Quality. The Company, like all financial institutions, is exposed to certain credit risks, including those related to the value of the collateral that secures its loans and the ability of borrowers to repay their loans. Consistent application of the Company’s conservative loan policies has helped to mitigate this risk and has been prudent for both the Company and its customers. The Company's Board has set forth well-defined lending policies (which are periodically reviewed and revised as appropriate) that include conservative individual lending limits for officers, aggregate and Executive Loan Committee approval levels, Board approval for large credit relationships, a quality control program, a loan review program and other limits or standards deemed necessary and prudent. The Company's loan review program encompasses a review process for loan documentation and underwriting for select loans as well as a monitoring process for credit extensions to assess the credit quality and degree of risk in the loan portfolio. Management performs, and shares with the Board, periodic concentration analyses based on various factors such as industries, collateral types, location, large credit sizes and officer portfolio loads. Board approved policies set forth portfolio diversification levels to mitigate concentration risk and the Company participates large credits out to other financial institutions to further mitigate that risk. The Company has established underwriting guidelines to be followed by its officers; material exceptions are required to be approved by a senior loan officer, the President or the Board.
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
The majority of the Company's loan portfolio is secured by real estate located throughout the Company's primary market area of northern Vermont and New Hampshire. For residential loans, the Company generally does not lend more than 80% of the appraised value of the home without a government guaranty or the borrower purchasing private mortgage insurance. The Company may lend up to 80% of the collateral value on commercial real estate loans to strong borrowers. Rarely, the loan to value may go up to 100% on loans with government guarantees or other mitigating circumstances. Although the Company's loan portfolio consists of different business segments, there is a portion of the loan portfolio centered in leisure travel tourism related loans. The Company has implemented risk management strategies to mitigate exposure to this industry through utilizing government guaranty programs as well as participations with other financial institutions as discussed above. Additionally, the loan portfolio contains many loans to seasoned and well established businesses and/or well secured loans which further reduce the Company's risk. Management closely follows the local and national economies and their impact on the local businesses, especially on the tourism industry, as part of the Company's risk management program.
The region's economic environment displays continued resilience. There has been consistent demand for leisure travel and dining out which is supporting the region's tourist and restaurant industries; however, the industries also continue to face some challenges due to staffing and inflation. The Company’s management is focused on the economy and the related impact on its borrowers and closely monitors industry and geographic concentrations, specifically the region's tourist and restaurant industries. The Vermont unemployment rate was reported at 2.4% for December 2024 compared to 2.2% for December 2023 and the New Hampshire unemployment rate was 2.6% for December 2024 compared to 2.5% for December 2023. These rates compare favorably with the nationwide unemployment rate of 4.1% and 3.7%, respectively, for the comparable periods.
The Company also monitors its delinquency levels for any adverse trends. Management closely monitors the Company’s loan and investment portfolios, OREO and OAO; if any, for potential problems and reports to the Boards of the Company and Union at regularly scheduled meetings. Repossessed assets and loans or investments that are 90 days or more past due or in nonaccrual status are considered to be nonperforming assets.
The following table details the composition of the Company's nonperforming assets and amounts utilized to calculate certain asset quality ratios monitored by Company's management as of or for the years ended December 31:

	2024	2023
	(Dollars in thousands)
Nonaccrual loans	$1,652	$1,858
Loans past due 90 days or more and still accruing interest	241	162
Total nonperforming loans and assets	$1,893	$2,020

Guarantees of U.S. or state government agencies on the above nonperforming loans	$—	$73
ACL on loans	$7,680	$6,566
Net (recoveries) charge-offs	$(22)	$4
Total loans outstanding	$1,160,940	$1,031,340
Total average loans outstanding	$1,077,543	$993,959

The following table shows trends of certain asset quality ratios monitored by Company's management at or for the years ended December 31:

	2024	2023
	(Dollars in thousands)
ACL on loans to total loans outstanding	0.66%	0.64%
ACL on loans to nonperforming loans	405.71%	325.05%
ACL on loans to nonaccrual loans	464.89%	353.39%
Nonperforming loans to total loans	0.16%	0.20%
Nonperforming assets to total assets	0.12%	0.14%
Nonaccrual loans to total loans	0.14%	0.18%
Delinquent loans (30 days to nonaccruing) to total loans	0.43%	0.55%
Net (recoveries) charge-offs to total average loans	—%	—%
Residential real estate	(0.01)%	—%
Net recoveries	$(24)	$(1)
Total average loans	$441,561	$380,755
Commercial	—%	—%
Net recoveries	$(1)	$—
Total average loans	$38,949	$40,759
Consumer	0.12%	0.21%
Net charge-offs	$3	$5
Total average loans	$2,499	$2,430
All other loan categories did not have charge-offs or recoveries for the periods presented above.
There was one residential real estate loan totaling $8 thousand in process of foreclosure at December 31, 2024 and one revolving residential real estate loan totaling $17 thousand in process of foreclosure at December 31, 2023. The aggregate interest on nonaccrual loans not recognized was $235 thousand and $143 thousand for the years ended December 31, 2024 and 2023, respectively.
The Company had loans rated substandard that were on a performing status totaling $768 thousand and $1.2 million at December 31, 2024 and December 31, 2023, respectively. In management's view, such loans represent a higher degree of risk of becoming nonperforming loans in the future. While still on a performing status, in accordance with the Company's credit policy, loans are internally classified when a review indicates the existence of any of the following conditions, making the likelihood of collection questionable:
•the financial condition of the borrower is unsatisfactory;
•repayment terms have not been met;
•the borrower has sustained losses that are sizable, either in absolute terms or relative to net worth;
•confidence in the borrower's ability to repay is diminished;
•loan covenants have been violated;
•collateral is inadequate; or
•other unfavorable factors are present.
On occasion, the Company acquires residential or commercial real estate properties through or in lieu of loan foreclosure. These properties are held for sale and are initially recorded as OREO at fair value less estimated selling costs at the date of the Company’s acquisition of the property, with fair value based on an appraisal for more significant properties and on a broker’s price opinion for less significant properties. Holding costs and declines in fair value of properties acquired are expensed as incurred. Declines in the fair value after acquisition of the property result in charges against income before tax. The Company evaluates each OREO property at least quarterly for changes in the fair value. The Company had no properties classified as OREO at December 31, 2024 or 2023.

Allowance for Credit Losses on Loans. Some of the Company’s loan customers ultimately do not make all of their contractually scheduled payments, requiring the Company to charge off a portion or all of the remaining principal balance due. The Company maintains an ACL to absorb such losses. The level of the ACL on loans at December 31, 2024 represents management's estimate of expected credit losses over the expected life of the loans at the balance sheet date. The Company's policy and methodologies related to establishing the ACL on loans are described in Note 1, Significant Accounting Policies and

Note 7, Allowance for Credit Losses on Loans and Off-Balance Sheet Credit Exposures to the Company's financial statements. The Company's ACL on loans was $7.7 million and $6.6 million at December 31, 2024 and December 31, 2023, respectively.
The following table reflects activity in the ACL on loans for the years ended December 31:

	2024	2023
	(Dollars in thousands)
Balance at beginning of period	$6,566	$8,339
Impact of adoption of ASU No. 2016-13	—	(1,495)
Charge-offs	(3)	(8)
Recoveries	25	4
Net recoveries (charge-offs)	22	(4)
Credit loss expense (benefit)	1,092	(274)
Balance at end of period	$7,680	$6,566

The following table (net of loans held for sale) shows the internal breakdown by risk component of the Company's ACL on loans and the percentage of loans in each category to total loans in the respective portfolios at December 31:

	2024		2023
	Amount	Percent	Amount	Percent
Residential real estate	(Dollars in thousands)
Non-revolving residential real estate	$3,212	38.5	$2,361	38.6
Revolving residential real estate	280	1.9	159	1.8
Construction real estate
Commercial construction real estate	651	4.8	1,035	3.6
Residential construction real estate	102	4.4	163	5.0
Commercial real estate
Non-residential commercial real estate	2,766	28.6	2,182	29.0
Multi-family residential real estate	212	9.0	244	10.2
Commercial	377	3.0	352	4.0
Consumer	6	0.2	5	0.3
Municipal	74	9.6	65	7.5
Total	$7,680	100.0	$6,566	100.0
Notwithstanding the categories shown in the table above or any specific allocation under the Company's ACL methodology, all funds in the ACL on loans are available to absorb loan losses in the portfolio, regardless of loan category or specific allocation.
Management believes, in its best estimate, that the ACL on loans at December 31, 2024 is appropriate to cover expected credit losses over the expected life of the Company’s loan portfolio as of such date. However, there can be no assurance that the Company will not sustain losses in future periods which could be greater than the size of the ACL on loans at December 31, 2024. In addition, our banking regulators, as an integral part of their examination process, periodically review our ACL. Such agencies may require us to recognize adjustments to the ACL based on their judgments about information available to them at the time of their examination. A large adjustment to the ACL on loans for losses in future periods could require increased credit loss expense to replenish the ACL on loans, which could negatively affect earnings.
Investment Activities. The investment portfolio is used to generate interest and dividend income, manage liquidity and mitigate interest rate sensitivity.
The Company completed a balance sheet repositioning related to its investment securities portfolio during the third quarter of 2024. This transaction consisted of the sale of lower-yielding AFS debt securities with a book value of $38.5 million, resulting in a pre-tax realized loss on the sale of $1.3 million, which was recorded in August of 2024. $26.0 million of the proceeds from the sale of these securities were used to purchase AFS debt securities at higher yields to improve income going forward, and the remainder was used to fund loan growth.
At December 31, 2024, investment securities classified as AFS, which are carried at fair value, decreased $13.9 million to $250.5 million, or 16.4% of total assets, compared to $264.4 million, or 18.0% of total assets, at December 31, 2023. The decrease between periods is primarily due to the sale of securities with a book value of $38.5 million, returns of principal of $19.3 million and an increase in unrealized losses of $2.6 million, partially offset by $47.1 million of securities purchased.
There were no investment securities classified as HTM or as trading at December 31, 2024 or 2023. Investment securities classified as AFS are marked-to-market, with any unrealized gain or loss after estimated taxes charged to the equity portion of the balance sheet through the accumulated OCI component of stockholders' equity.
Net unrealized losses in the Company's AFS investment securities portfolio were $43.6 million at December 31, 2024 compared to net unrealized losses of $41.0 million at December 31, 2023. The Company's accumulated OCI component of stockholders' equity at December 31, 2024 and 2023 reflected cumulative net unrealized losses on investment securities of $34.0 million and $32.0 million, respectively. The unrealized losses are primarily attributable to changes in long-term interest rates which are tied to the pricing indexes for the securities. No declines in value were deemed by management to be impairment related to credit losses at December 31, 2024 and 2023. Deterioration in credit quality and/or imbalances in liquidity that may result from changes in financial market conditions might adversely affect the fair values of the Company’s investment portfolio and the amount of gains or losses ultimately realized on the sale of such securities and may also increase the potential that credit losses may be identified in future periods, resulting in credit loss expense recorded in earnings.
Investment securities AFS with a fair value of $96.0 million and $926 thousand were pledged as collateral for FHLB borrowings and other credit subject to collateralization, public unit deposits or for other purposes as required or permitted by law at December 31, 2024 and 2023, respectively. Investment securities AFS pledged as collateral for the discount window and BTFP borrowings at the FRB consisted of U.S. government-sponsored enterprises and Agency MBS with a fair value of $9.7 million and $8.9 million at December 31, 2024 and December 31, 2023, respectively.

Federal Home Loan Bank of Boston Stock. Union is a member of the FHLB and is required to invest in $100 par value stock of the FHLB in an amount tied to the unpaid principal balances on qualifying loans, plus an amount to satisfy an activity based requirement. The stock is nonmarketable, and is redeemable by the FHLB at par value. With the increase in FHLB advances outstanding of $204.0 million, the investment in FHLB Class B common stock has increased to $11.2 million at December 31, 2024 compared to $3.1 million at December 31, 2023. Although the FHLB was in compliance with all regulatory capital ratios as of December 31, 2024 and 2023, there is the possibility of future capital calls by the FHLB on member banks to ensure compliance with its capital plan. Union's investment in FHLB stock is carried at cost in Other assets on the consolidated balance sheets. Similar to evaluating investment securities for potential credit losses, the Company periodically evaluates its investment in the FHLB. Management's most recent evaluation of the Company's holdings of FHLB common stock concluded that the investment was not impaired at December 31, 2024.

Deposits. The following table shows information concerning the Company's average deposits by account type and the weighted average nominal rates at which interest was paid on such deposits for the years ended December 31:

	2024			2023
	Average Balance	Percent of Total Deposits	Average Rate Paid	Average Balance	Percent of Total Deposits	Average Rate Paid
	(Dollars in thousands)
Nontime deposits:
Noninterest bearing deposits	$226,388	19.4	—	$243,655	20.0	—
Interest bearing checking accounts	295,088	25.3	1.22%	319,824	26.3	1.02%
Money market accounts	222,871	19.0	2.40%	233,225	19.2	1.68%
Savings accounts	144,749	12.4	0.05%	164,453	13.5	0.04%
Total nontime deposits	889,096	76.1	1.01%	961,157	79.0	0.75%
Total time deposits	279,180	23.9	4.14%	254,499	21.0	3.40%
Total deposits	$1,168,276	100.0	1.76%	$1,215,656	100.0	1.31%

Deposits decreased by $136.7 million, or 10.5%, from $1.31 billion at December 31, 2023 to $1.17 billion at December 31, 2024. Total average deposits decreased by $47.4 million, or 3.9%, between years, with average time deposits increasing $24.7 million, or 9.7%, and average nontime deposits decreasing $72.1 million, or 7.5%, during the same time frame. The increase in the average time deposit balances of $117.6 million between comparison periods is due to customers taking advantage of higher rate paying CDs, partially offset by a decrease of $92.9 million in average retail brokered deposits. The decrease in average balances of nontime deposits reflected decreases in the average balances of all categories, with decreases of $17.3 million in noninterest bearing deposits, $24.7 million in interest bearing checking accounts, $10.4 million in money market accounts, and

$19.7 million in saving accounts. The decreases in these categories are attributable to customers spending down deposit balances, the loss of deposit dollars to competing financial institutions and brokerage firms, and customers shifting monies into time deposits as they continue to seek higher yields. In addition, average interest bearing checking accounts decreased due to the maturity and early payoff of purchased nonreciprocal ICS deposits from IntraFi during the first quarter of 2024.
The Company participates in CDARS, which permits the Company to offer full deposit insurance coverage to its customers by exchanging deposit balances with other CDARS participants. CDARS also provides the Company with an additional source of funding and liquidity through the purchase of deposits. There were no purchased CDARS deposits as of December 31, 2024 or December 31, 2023. There were $13.3 million of time deposits of $250,000 or less on the balance sheets at December 31, 2024 and $11.7 million at December 31, 2023, which were exchanged with other CDARS participants.
The Company also participates in the ICS program, a service through which Union can offer its customers demand or savings products with access to unlimited FDIC insurance, while receiving reciprocal deposits from other FDIC-insured banks. Like the exchange of certificate of deposit accounts through CDARS, exchange of demand or savings deposits through ICS provides a depositor with full deposit insurance coverage of excess balances, thereby helping the Company retain the full amount of the deposit on its balance sheet. As with the CDARS program, in addition to reciprocal deposits, participating banks may also purchase one-way ICS deposits. There were $256.5 million and $232.6 million in exchanged ICS demand and money market deposits on the balance sheets at December 31, 2024 and December 31, 2023, respectively. There were no purchased ICS deposits at December 31, 2024, however, there were $50.2 million in purchased ICS deposits included in savings and money market deposits at December 31, 2023.
There were no retail brokered deposits at December 31, 2024. At December 31, 2023, there were $103.0 million of retail brokered deposits at a weighted average rate of 5.07% issued under a master certificate of deposit program with a deposit broker for terms of six, nine and twelve months, which provided a supplemental source of funding and liquidity.
Uninsured deposits have been estimated to include deposits with balances greater than the FDIC insurance coverage limit of $250 thousand. This estimate is based on the same methodologies and assumptions used for regulatory reporting requirements. At December 31, 2024, the Company had estimated uninsured deposit accounts totaling $436.6 million, or 37.4% of total deposits. Uninsured deposits include $30.9 million of municipal deposits that were collateralized under applicable state regulations by investment securities or letters of credit issued by the FHLB at December 31, 2024, as described below under Borrowings.
The following table provides a maturity distribution of the Company’s time deposits in amounts in excess of the $250 thousand FDIC insurance limit at December 31:

	2024	2023
	(Dollars in thousands)
Three months or less	$24,544	$11,512
Over three months through six months	16,004	10,800
Over six months through twelve months	20,257	19,872
Over twelve months	918	622
	$61,723	$42,806
Borrowings. Advances from the FHLB are another key source of funds to support earning assets. These funds are also used to manage the Bank's interest rate and liquidity risk exposures. Borrowed funds included FHLB advances of $259.7 million with a weighted average rate of 4.17% at December 31, 2024 and $55.7 million with a weighted average rate of 3.68% at December 31, 2023.
The Company has the authority, up to its available borrowing capacity with the FHLB, to collateralize public unit deposits with letters of credit issued by the FHLB. FHLB letters of credit in the amount of $47.3 million and $42.4 million were utilized as collateral for these deposits at December 31, 2024 and December 31, 2023, respectively. Total fees paid by the Company in connection with the issuance of these letters of credit were $44 thousand for the years ended December 31, 2024 and 2023.
In March 2023, the FRB created the BTFP to provide an additional source of liquidity funding to U.S. depository institutions. Advances under this program were secured by qualifying investment assets consisting of eligible U.S. Government-sponsored enterprises and Agency MBS securities valued at par. The Company had no outstanding advances under this program at December 31, 2024 and $10.0 million outstanding under the program at a rate of 4.85% at December 31, 2023. The FRB ceased making new loans under this program on March 11, 2024.
In August 2021, the Company completed the private placement of $16.5 million in aggregate principal amount of fixed-to-floating rate subordinated notes due 2031 (the "Notes") to certain qualified institutional buyers and accredited investors. The Notes initially bear interest, payable semi-annually, at the rate of 3.25% per annum, until September 1, 2026. From and including September 1, 2026, the interest rate applicable to the outstanding principal amount due will reset quarterly to the then current three-month secured overnight financing rate (SOFR) plus 263 basis points. The Notes are presented in the consolidated balance sheets net of unamortized issuance costs of $227 thousand and $261 thousand at December 31, 2024 and 2023, respectively. See Note 13 to the Company's consolidated financial statements.

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
The following table details the contractual or notional amount of financial instruments that represented credit risk at December 31, 2024:

	Contract or Notional Amount
	2025	2026	2027	2028	2029	Thereafter	Total
	(Dollars in thousands)
Commitments to originate loans	$47,696	$—	$—	$—	$—	$—	$47,696
Unused lines of credit	139,939	42,076	1,592	2,643	5	5,137	191,392
Standby and commercial letters of credit	397	338	19	—	—	886	1,640
Credit card arrangements	154	—	—	—	—	—	154
MPF credit enhancement obligation, net	865	—	—	—	—	—	865
Commitment to purchase investment in a real estate limited partnership	2,000	—	—	—	—	—	2,000
Total	$191,051	$42,414	$1,611	$2,643	$5	$6,023	$243,747
Commitments to originate loans are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have a fixed expiration date or other termination clause and may require payment of a fee. The unused lines of credit total includes $13.8 million of lines available under the overdraft privilege program and is included in the 2025 funding period. Approximately $45.2 million of the unused lines of credit relate to real estate construction loans that are expected to fund within the next twelve months. The remaining lines primarily relate to revolving lines of credit for other real estate or commercial loans. Since many of the loan commitments are expected to expire without being drawn upon and not all credit lines will be utilized, the total commitment amounts do not necessarily represent future cash requirements. Lines of credit incur seasonal volume fluctuations due to the nature of some customers' businesses, such as tourism.
The Company may, from time-to-time, enter into commitments to purchase, participate or sell loans, securities, certificates of deposit, or other investment instruments which involve market and interest rate risk. At December 31, 2024, the Company had binding commitments to sell residential mortgage loans at fixed rates totaling $3.9 million.
The Company sells 1-4 family residential mortgage loans under the MPF loss-sharing program with FHLB, when management believes it is economically advantageous to do so. Under this program the Company shares in the credit risk of each mortgage, while receiving fee income in return. The Company is responsible for a Credit Enhancement Obligation based on the credit quality of these loans. FHLB funds a first loss account based on the Company's outstanding MPF mortgage balances. This creates a laddered approach to sharing in any losses. In the event of default, homeowner's equity and private mortgage insurance, if any, are the first sources of repayment; the FHLB first loss account funds are then utilized, followed by the member's Credit Enhancement Obligation, with the balance the responsibility of FHLB. These loans must meet specific underwriting standards of the FHLB. As of December 31, 2024, the Company had sold loans through the MPF program totaling $53.2 million with an outstanding balance of $25.3 million. The volume of loans sold to the MPF program and the corresponding Credit Enhancement Obligation are closely monitored by management. As of December 31, 2024, the notional amount of the maximum contingent contractual liability related to this program was $884 thousand, of which $19 thousand was recorded as a reserve through Other liabilities. Since inception of the Company's MPF participation in 2015, the Company has not experienced any losses under this program.
The Company records an ACL on off-balance sheet credit exposures through a charge or credit to Credit loss expense (benefit) on the consolidated statements of income to account for the change in the ACL on off-balance sheet exposures between reporting periods. The ACL on off-balance sheet credit exposures totaled $1.1 million and $1.2 million at December 31, 2024 and 2023, respectively, and was included in Accrued interest and other liabilities on the consolidated balance sheets. There was $162 thousand and $225 thousand of credit loss benefit for off-balance sheet credit exposures recorded for the years ended December 31, 2024 and 2023, respectively.
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
At December 31, 2024, Union, as a member of FHLB, had access to unused lines of credit up to $13.2 million, over and above the $309.3 million in combined outstanding borrowings and other credit subject to collateralization and to the purchase of required FHLB Class B common stock and evaluation by the FHLB of the underlying collateral available. This line of credit can be used for either short-term or long-term liquidity or other funding needs.
Union also maintains an IDEAL Way Line of Credit with the FHLB. The total line available was $551 thousand at December 31, 2024. There were no borrowings against this line of credit as of such date. Interest on this line is chargeable at a rate determined by the FHLB and payable monthly. Should Union utilize this line of credit, qualified portions of the loan and investment portfolios would collateralize these borrowings.
In addition to its borrowing arrangements with the FHLB, Union maintains a pre-approved federal funds line of credit totaling $15.0 million with an upstream correspondent bank, a master brokered deposit agreement with a brokerage firm, and one-way buy options with CDARS and ICS. There were no purchased CDARS deposits, no purchased ICS deposits, no retail brokered deposits issued under a master certificate of deposit program with a broker, and no outstanding advances on the Union correspondent line as of December 31, 2024.
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
Stockholders’ equity increased from $65.8 million at December 31, 2023 to $66.5 million at December 31, 2024, reflecting net income of $8.8 million for 2024, an increase of $398 thousand in common stock and additional paid in capital from the vesting of stock based compensation, and a $67 thousand increase due to the issuance of common stock under the DRIP. These increases were partially offset by cash dividends declared of $6.5 million and an increase of $2.0 million in accumulated other comprehensive loss due to a decrease in the fair market value of the Company's AFS securities.

The Company has 7,500,000 shares of $2.00 par value common stock authorized. As of December 31, 2024, the Company had 5,012,084 shares issued, of which 4,538,009 were outstanding and 474,075 were held in treasury. As of December 31, 2024, there were outstanding unvested RSUs under the Company's 2014 Equity Plan with respect to 2,508 shares under RSU grants in 2023 and 11,280 shares under RSU grants in 2024.
In December 2023, the Company's Board reauthorized for 2024 the limited stock repurchase plan that was initially established in May of 2010. The limited stock repurchase plan allows the repurchase of up to a fixed number of shares of the Company's common stock each calendar quarter in open market purchases or privately negotiated transactions, as management may deem advisable and as market conditions may warrant. The repurchase authorization for a calendar quarter (currently 2,500 shares) expires at the end of that quarter to the extent it has not been exercised, and is not carried forward into future quarters. The Company had no repurchases under this program during 2024. Since inception, as of December 31, 2024, the Company had repurchased 26,140 shares under the program, for a total cost of $682 thousand. In December 2024, the Board reauthorized the limited stock repurchase plan for 2025 and 2026 on similar terms. The Company also repurchased 30 shares outside of the limited stock repurchase program at a cost of $1 thousand during 2023.
The Company maintains a DRIP whereby registered stockholders may elect to reinvest cash dividends and optional cash contributions to purchase additional shares of the Company's common stock. The Company has reserved 200,000 shares of its common stock for issuance and sale under the DRIP. As of December 31, 2024, 13,174 shares of stock had been issued from treasury stock since inception of the DRIP, including 2,425 shares in 2024.
The Company's total capital to risk weighted assets decreased to 12.5% at December 31, 2024, from 13.3% at December 31, 2023. Tier I capital to risk weighted assets decreased to 10.0% at December 31, 2024, from 10.7% at December 31, 2023, and Tier I capital to average assets decreased to 6.3% at December 31, 2024 from 6.5% at December 31, 2023. At December 31, 2024 and 2023, Union was categorized as well capitalized under the Prompt Corrective Action regulatory framework and the Company exceeded applicable minimum capital adequacy requirements. There were no conditions or events between December 31, 2024 and the date of this report that management believes have changed either the Company’s or Union's regulatory capital category. See Note 22 to the Company's consolidated financial statements for additional discussion of the Company's and Union's regulatory capital ratios.

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
The federal funds rate, and greater industry-wide competition for deposits have had a significant impact on our cost of interest-bearing liabilities. To assist in meeting our loan-growth needs, we have placed additional reliance on wholesale funding in the form of borrowings and purchased brokered deposits. These funding sources generally have a higher cost than deposits originating within the markets we serve and are not our preferred sources of funding.
The cost of funds, which is primarily tied to rates paid on customer deposits, increased 74 bps during 2024. Management is projecting some relief in the cost of funds for 2025 as interest rates on customer deposits decline in 2025 due to the cumulative 100 bps decrease in the Federal Funds target range during 2024. Market rates are out of the Company's control but can have a dramatic impact on net interest income.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Omitted, in accordance with the regulatory relief available to smaller reporting companies in SEC Release Nos. 33-10513 (effective September 10, 2018).

Item 8. Financial Statements and Supplementary Data
UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
December 31, 2024 and 2023

	2024	2023
Assets	(Dollars in thousands)
Cash and due from banks	$5,168	$4,429
Federal funds sold and overnight deposits	10,670	73,237
Cash and cash equivalents	15,838	77,666
Interest bearing deposits in banks	9,462	14,690
Investment securities available-for-sale	250,504	264,383
Other investments	1,754	1,500
Total investments	252,258	265,883
Loans held for sale	5,204	3,070
Loans	1,155,736	1,028,270
Allowance for credit losses on loans	(7,680)	(6,566)
Net deferred loan costs	2,162	1,752
Net loans	1,150,218	1,023,456
Premises and equipment, net	20,225	20,771
Other assets	75,153	63,343
Total assets	$1,528,358	$1,468,879
Liabilities and Stockholders’ Equity
Liabilities
Deposits
Noninterest bearing	$226,048	$250,992
Interest bearing	714,862	765,689
Time	227,984	288,922
Total deposits	1,168,894	1,305,603
Borrowed funds	259,696	65,696
Subordinated notes	16,273	16,239
Accrued interest and other liabilities	17,015	15,534
Total liabilities	1,461,878	1,403,072
Commitments and Contingencies (Notes 9, 15, 16, 18, 19 and 22)
Stockholders’ Equity
Common stock, $2.00 par value; 7,500,000 shares authorized; 5,012,084 shares issued at December 31, 2024 and 4,995,348 shares issued at December 31, 2023	10,024	9,991
Additional-paid-in capital	3,031	2,621
Retained earnings	91,722	89,472
Treasury stock at cost; 474,075 shares at December 31, 2024 and 476,500 shares at December 31, 2023	(4,300)	(4,322)
Accumulated other comprehensive loss	(33,997)	(31,955)
Total stockholders' equity	66,480	65,807
Total liabilities and stockholders' equity	$1,528,358	$1,468,879

See accompanying notes to consolidated financial statements.

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2024 and 2023

	2024	2023
	(Dollars in thousands, except per share data)
Interest and dividend income
Interest and fees on loans	$59,313	$49,283
Interest on debt securities:
Taxable	4,587	4,577
Tax exempt	1,901	1,956
Dividends	541	263
Interest on federal funds sold and overnight deposits	1,132	630
Interest on interest bearing deposits in banks	480	401
Total interest and dividend income	67,954	57,110
Interest expense
Interest on deposits	20,574	15,893
Interest on short-term borrowed funds	1,275	935
Interest on long-term borrowed funds	7,171	1,869
Interest on subordinated notes	570	570
Total interest expense	29,590	19,267
Net interest income	38,364	37,843
Credit loss expense (benefit), net	930	(499)
Net interest income after credit loss expense (benefit)	37,434	38,342
Noninterest income
Wealth management income	1,067	943
Service fees	7,040	7,002
Net losses on sales of investment securities available-for-sale	(1,293)	—
Net gains on sales of loans held for sale	1,697	1,163
Net gains on other investments	216	189
Other income	996	607
Total noninterest income	9,723	9,904
Noninterest expenses
Salaries and wages	15,678	14,247
Employee benefits	5,716	5,365
Occupancy expense, net	2,194	2,035
Equipment expense	3,992	3,722
Other expenses	10,447	10,000
Total noninterest expenses	38,027	35,369
Income before provision for income taxes	9,130	12,877
Provision for income taxes	369	1,620
Net income	$8,761	$11,257

Basic earnings per common share	$1.94	$2.50
Diluted earnings per common share	$1.92	$2.48
Dividends per common share	$1.44	$1.44

See accompanying notes to consolidated financial statements.

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31, 2024 and 2023

	2024	2023
	(Dollars in thousands)
Net income	$8,761	$11,257
Other comprehensive (loss) income, net of tax:
Investment securities available-for-sale:
Net unrealized holding (losses) gains arising during the year on investment securities available-for-sale	(3,051)	5,464
Reclassification adjustment for net losses on investment securities available-for-sale realized in net income	1,009	—
Total other comprehensive (loss) income	(2,042)	5,464
Total comprehensive income	$6,719	$16,721

See accompanying notes to consolidated financial statements.

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Years Ended December 31, 2024 and 2023

	Common Stock
	Shares, net of treasury	Amount	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive income (loss)	Total stockholders’ equity
	(Dollars in thousands, except per share data)
Balances, December 31, 2022	4,508,587	$9,965	$2,225	$84,669	$(4,220)	$(37,419)	$55,220
Impact of adoption of ASU 2016-13	—	—	—	37	—	—	37
Net income	—	—	—	11,257	—	—	11,257
Other comprehensive income	—	—	—	—	—	5,464	5,464
Dividend reinvestment plan	3,166	—	48	—	28	—	76
Cash dividends declared ($1.44 per share)	—	—	—	(6,491)	—	—	(6,491)
Stock based compensation expense	12,825	26	348	—	—	—	374
Purchase of treasury stock	(5,730)	—	—	—	(130)	—	(130)
Balances, December 31, 2023	4,518,848	9,991	2,621	89,472	(4,322)	(31,955)	65,807
Net income	—	—	—	8,761	—	—	8,761
Other comprehensive loss	—	—	—	—	—	(2,042)	(2,042)
Dividend reinvestment plan	2,425	—	45	—	22	—	67
Cash dividends declared ($1.44 per share)	—	—	—	(6,511)	—	—	(6,511)
Stock based compensation expense	16,736	33	365	—	—	—	398
Balances, December 31, 2024	4,538,009	$10,024	$3,031	$91,722	$(4,300)	$(33,997)	$66,480

See accompanying notes to consolidated financial statements.

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2024 and 2023

	2024	2023
	(Dollars in thousands)
Cash Flows From Operating Activities
Net income	$8,761	$11,257
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,593	1,639
Credit loss expense (benefit)	930	(499)
Deferred income tax (benefit) provision	(1,829)	266
Net amortization of premiums on investment securities	547	525
Equity in losses of limited partnerships	1,703	1,387
Stock based compensation expense	398	374
Net increase in unamortized loan costs	(410)	(416)
Proceeds from sales of loans held for sale	115,155	76,755
Origination of loans held for sale	(115,592)	(77,484)
Net gains on sales of loans held for sale	(1,697)	(1,163)
Net gains on disposals of premises and equipment	(22)	(1)
Net losses on sales of investment securities available-for-sale	1,293	—
Net gains on other investments	(216)	(189)
Increase in accrued interest receivable	(1,061)	(1,245)
Amortization of debt issuance costs	34	34
Increase in other assets	(131)	(3,079)
Increase in other liabilities	2,695	1,030
Net cash provided by operating activities	12,151	9,191
Cash Flows From Investing Activities
Interest bearing deposits in banks
Proceeds from maturities and redemptions	8,963	8,212
Purchases	(3,735)	(6,474)
Investment securities available-for-sale
Proceeds from sales	37,218	—
Proceeds from maturities, calls and paydowns	19,288	16,697
Purchases	(47,084)	(24,922)
Net purchases of other investments	(38)	(47)
Net increase in nonmarketable stock	(8,152)	(383)
Net increase in loans	(127,469)	(70,121)
Recoveries of loans charged off	25	4
Net purchases of premises and equipment	(1,071)	(1,946)
Investments in limited partnerships	(3,052)	(3,288)
Proceeds of Company-owned life insurance death benefit	235	—
Proceeds from sales of premises and equipment	46	16
Net cash used in investing activities	(124,826)	(82,252)

	2024	2023
	(Dollars in thousands)

Cash Flows From Financing Activities
Advances on long-term borrowings	285,000	90,696
Repayment of long-term borrowings	(110,000)	(35,000)
Net increase (decrease) in short-term borrowings outstanding	19,000	(40,000)
Net decrease in noninterest bearing deposits	(24,944)	(35,153)
Net (decrease) increase in interest bearing deposits	(50,827)	2,967
Net (decrease) increase in time deposits	(60,938)	135,877
Purchase of treasury stock	—	(130)
Dividends paid	(6,444)	(6,415)
Net cash provided by financing activities	50,847	112,842
Net (decrease) increase in cash and cash equivalents	(61,828)	39,781
Cash and cash equivalents
Beginning of year	77,666	37,885
End of year	$15,838	$77,666
Supplemental Disclosures of Cash Flow Information
Interest paid	$27,937	$17,956
Income taxes paid	$—	$925

Supplemental Schedule of Noncash Investing and Financing Activities
Investment in limited partnerships acquired by capital contributions payable	$1,712	$2,303
Right-of-use operating lease assets obtained in exchange for operating lease liabilities	$—	$407

Dividends paid on Common Stock:
Dividends declared	$6,511	$6,491
Dividends reinvested	(67)	(76)
	$6,444	$6,415

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

The acronyms, abbreviations and capitalized terms identified below are used throughout this Annual Report on Form 10-K, including Parts I, II and III. The following is provided to aid the reader and provide a reference page when reviewing this Annual Report:

ACL:	Allowance for credit losses	FOMC:	Federal Open Market Committee
AFS:	Available-for-sale	GAAP:	Generally accepted accounting principles in the United States
ASC:	Accounting Standards Codification	GLBA:	Gramm-Leach-Bliley Financial Modernization Act of 1999
ASU:	Accounting Standards Update	HTM:	Held-to-maturity
BHCA:	Bank Holding Company Act of 1956, as amended	HUD:	U.S. Department of Housing and Urban Development
Board:	Board of Directors	ICS:	Insured Cash Sweeps of the IntraFi Network
bp or bps:	Basis point(s)	IRS:	Internal Revenue Service
Branch Acquisition:	The acquisition of three New Hampshire branches in May 2011	MBS:	Mortgage-backed security
BTFP:	Bank Term Funding Program	MPF:	Mortgage Partnership Finance Program
CDARS:	Certificate of Deposit Accounts Registry Service of the IntraFi Network	MSRs:	Mortgage servicing rights
CECL:	Current expected credit loss	NASDAQ:	NASDAQ Global Security Market
CFPB:	Consumer Financial Protection Bureau	OAO:	Other assets owned
COLI:	Company-owned life insurance	OCI:	Other comprehensive income (loss)
Company:	Union Bankshares, Inc. and Subsidiary	OFAC:	U.S. Office of Foreign Assets Control
DCF:	Discounted cash flow	OREO:	Other real estate owned
DFR:	Vermont Department of Financial Regulation	RD:	USDA Rural Development
DIF:	Federal Deposit Insurance Fund	RSU:	Restricted stock unit
Dodd-Frank Act:	The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010	SBA:	U.S. Small Business Administration
DRIP:	Dividend Reinvestment and Stock Purchase Plan	SEC:	U.S. Securities and Exchange Commission
EPS:	Earnings per share	SOX Act:	Sarbanes Oxley Act of 2002
FASB:	Financial Accounting Standards Board	Union:	Union Bank, the sole subsidiary of Union Bankshares, Inc
FDIC:	Federal Deposit Insurance Corporation	USDA:	U.S. Department of Agriculture
FDICIA:	The Federal Deposit Insurance Corporation Improvement Act of 1991	VA:	U.S. Veterans Administration
FHA:	U.S. Federal Housing Administration	2008 Plan:	2008 Amended and Restated Nonqualified Deferred Compensation Plan
FHLB:	Federal Home Loan Bank of Boston	2014 Equity Plan:	2014 Equity Incentive Plan, as amended
FRB:	Federal Reserve Board	2020 Plan:	2020 Amended and Restated Nonqualified Excess Plan
FHLMC/Freddie Mac:	Federal Home Loan Mortgage Corporation	2024 Equity Plan:	2024 Equity Incentive Plan

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
A change in the ACL on AFS debt securities is recorded as expense (credit) within the Credit loss expense on the consolidated statement of income. Losses are charged against the ACL when management believes the uncollectibility of an AFS debt security is confirmed based on the above described analysis. As of December 31, 2024 and 2023, there was no ACL carried on the Company's AFS debt securities. Refer to Note 4 of the consolidated financial statements for further discussion.

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
The Company evaluates the risk characteristics of its loans based on regulatory call report code categories with segmentation based on the underlying collateral or purpose for certain loan types.

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

Accrued interest

Accrued interest receivable balances are presented in Other assets on the consolidated balance sheets. Accrued interest is excluded from the measurement of the ACL on loans and AFS debt securities. The Company will continue to write-off accrued interest receivable by reversing interest income when a security or loan is placed in nonaccrual, which is generally when payments on a security or loan are 90 days or more past due.

Intangible assets

Intangible assets consist of goodwill amounting to $2.2 million, which represents the excess of the purchase price over the fair value of net assets acquired in the 2011 Branch Acquisition, and is reported in Other assets on the consolidated balance sheets. Goodwill is evaluated for impairment annually, in accordance with current authoritative accounting guidance. Management assesses qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of the Company, in total, is less than its carrying amount. Management is not aware of any such events or circumstances that would cause it to conclude that the fair value of the Company is less than its carrying amount.

Federal Home Loan Bank stock

As a member of the FHLB, Union is required to invest in $100 par value stock of the FHLB in an amount to satisfy unpaid principal balances on qualifying loans, plus an amount to satisfy an activity based requirement. The stock is nonmarketable, and is redeemable by the FHLB at par value. Also, there is the possibility of future capital calls by the FHLB on member banks to ensure compliance with its capital plan. FHLB stock is reported in Other assets at its par value of $11.2 million and $3.1 million at December 31, 2024 and 2023, respectively.

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

Stock based compensation

Under the Company's 2014 Equity Plan, as amended, 150,000 shares of the Company’s common stock were authorized for equity awards of incentive stock options, nonqualified stock options, restricted stock and restricted stock units to eligible officers and (except for awards of incentive stock options) nonemployee directors. The 2014 Equity Plan has been replaced with the substantially similar 2024 Equity Plan, pursuant to which 250,000 shares of common stock have been reserved for issuance of equity compensation awards to eligible officers and nonemployee directors. Stock based compensation awards are measured at the fair value of the stock at the grant date and recognized as expense over the period in which they vest. (See Note 16.)

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

The Company's reportable segment is determined by management based upon information provided about the Company's products and services offered, primarily banking operations. The segment is also distinguished by the level of information provided by management, who uses such information to review performance of various components of the business, which are then aggregated if operating performance, products/services, and customers are similar. Management will evaluate the financial performance of the Company's business components such as by evaluating revenue streams, significant expenses, and budget to actual results in assessing the Company's segment and in the determination of allocating resources. Management uses revenue streams to evaluate product pricing and significant expenses to assess performance and evaluate return on assets. Management uses consolidated net income to benchmark the Company against its competitors. The benchmarking analysis coupled with monitoring of budget to actual results are used in assessing performance and in establishing compensation. Loans, investments, and deposit product service fees provide the revenues in the banking operation. Interest expense, credit loss expense, and salaries and employee benefits, as reported on the consolidated statements of income, provide the significant expenses in the banking operation. All operations are domestic.

Accounting policies for segments are the same as those described herein. Segment performance is evaluated using consolidated net income. The measure of segment assets is reported on the consolidated balance sheets as total consolidated assets. Noncash items, such as depreciation and amortization, as well as expenditures for premises and equipment, are reported on the consolidated statements of cash flows.

Recent accounting pronouncements

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, and has issued subsequent amendments thereto, which provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance is effective for all entities as of March 12, 2020 through December 31, 2024. The transition away from LIBOR did not have a material impact on the Company's consolidated financial statements.

In March 2023, the FASB issued ASU No. 2023-02, Investments-Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method. ASU No. 2014-01, Investments-Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects, previously introduced the option to apply the proportional amortization method to account for investments made primarily for the purpose of receiving income tax credits and other income tax benefits when certain requirements are met; however, this guidance limited the proportional amortization method to investments in low-income-housing tax credit (LIHTC) structures. The proportional amortization method results in the cost of the investment being amortized in proportion to the income tax credits and other income tax benefits received, with the amortization of the investment and the income tax credits being presented net in the income statement as a component of income tax expense (benefit). Equity investments in other tax credit structures are typically accounted for using the equity method, which results in investment income, gains and losses, and tax credits being presented gross on the income statement in their respective line items. The amendments in this update permit reporting entities to elect to account for their tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method if certain conditions are met. The amendments in this update are effective for the Company for fiscal years beginning after December 31, 2023, including interim periods within those fiscal years. The Company adopted this ASU on January 1, 2024 and it did not have a material impact on the Company's consolidated financial statements.

Note 2.  Restrictions on Cash and Cash Equivalents

The nature of the Company's business requires that it maintain amounts due from correspondent banks which, at times, may exceed federally insured limits. The balances in these accounts at December 31, were as follows:

	2024	2023
	(Dollars in thousands)
Noninterest bearing accounts	$500	$552
Federal Reserve Bank of Boston	10,624	73,191
FHLB of Boston	347	201
No losses have been experienced in these accounts and the Company believes it is not exposed to any significant risk with respect to the accounts.

The Company had no reserve requirement and was not required to maintain contracted clearing balances at December 31, 2024 or 2023. Balances at the Federal Reserve Bank of Boston and a portion of the funds at the FHLB are classified as overnight deposits as they earn interest.

Note 3.  Interest Bearing Deposits in Banks

Interest bearing deposits in banks consist of certificates of deposit purchased from various financial institutions. Deposits at each institution are generally maintained at or below the FDIC insurable limit of $250 thousand. As of December 31, 2024, the Company held $9.5 million in certificates with rates ranging from 0.50% to 5.75% and various maturity dates through 2026, with $9.0 million scheduled to mature in 2025. There were $14.7 million in certificates at December 31, 2023.

Note 4. Investment Securities
Debt securities AFS as of the balance sheet dates consisted of the following:

December 31, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. Government-sponsored enterprises	$29,664	$—	$(3,449)	$26,215
Agency MBS	206,170	—	(32,895)	173,275
State and political subdivisions	55,737	14	(7,201)	48,550
Corporate	2,500	2	(38)	2,464
Total	$294,071	$16	$(43,583)	$250,504

December 31, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. Government-sponsored enterprises	$44,153	$—	$(4,802)	$39,351
Agency MBS	182,568	88	(30,272)	152,384
State and political subdivisions	72,254	395	(6,210)	66,439
Corporate	6,358	—	(149)	6,209
Total	$305,333	$483	$(41,433)	$264,383

There were no investment securities classified as HTM or trading at December 31, 2024 or 2023. Investment securities AFS with a fair value of $96.0 million and $926 thousand were pledged as collateral for FHLB borrowings and other credit subject to collateralization, public unit deposits or for other purposes as required or permitted by law at December 31, 2024 and 2023, respectively. Investment securities AFS pledged as collateral for the discount window and BTFP borrowings at the FRB consisted of U.S. government-sponsored enterprises and Agency MBS with a fair value of $9.7 million and $8.9 million at December 31, 2024 and December 31, 2023, respectively. The Company utilized BTFP as a source of liquidity during 2023 until the BTFP ceased making new loans in March 2024. (See Note 12.)

Information pertaining to AFS debt securities with gross unrealized losses, for which an ACL has not been recorded, as of the balance sheet dates, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

December 31, 2024	Less Than 12 Months			12 Months and Over			Total
	Number of Securities	Fair Value	Gross Unrealized Loss	Number of Securities	Fair Value	Gross Unrealized Loss	Number of Securities	Fair Value	Gross Unrealized Loss
		(Dollars in thousands)
U.S. Government- sponsored enterprises	1	$2,012	$(69)	26	$24,203	$(3,380)	27	$26,215	$(3,449)
Agency MBS	11	43,367	(784)	87	129,908	(32,111)	98	173,275	(32,895)
State and political subdivisions	1	1,564	(8)	52	46,470	(7,193)	53	48,034	(7,201)
Corporate	1	499	(1)	3	1,463	(37)	4	1,962	(38)
Total	14	$47,442	$(862)	168	$202,044	$(42,721)	182	$249,486	$(43,583)

December 31, 2023	Less Than 12 Months			12 Months and Over			Total
	Number of Securities	Fair Value	Gross Unrealized Loss	Number of Securities	Fair Value	Gross Unrealized Loss	Number of Securities	Fair Value	Gross Unrealized Loss
		(Dollars in thousands)
U.S. Government- sponsored enterprises	2	$2,891	$(4)	32	$36,460	$(4,798)	34	$39,351	$(4,802)
Agency MBS	—	—	—	93	147,260	(30,272)	93	147,260	(30,272)
State and political subdivisions	10	14,532	(276)	65	40,720	(5,934)	75	55,252	(6,210)
Corporate	—	—	—	13	6,209	(149)	13	6,209	(149)
Total	12	$17,423	$(280)	203	$230,649	$(41,153)	215	$248,072	$(41,433)
AFS debt securities in unrealized loss positions are evaluated for impairment related to credit losses and an ACL is recorded for any credit loss identified. No ACL for AFS debt securities was recorded at December 31, 2024 or December 31, 2023. Accrued interest receivable on AFS debt securities totaled $1.2 million and $1.4 million at December 31, 2024 and 2023, respectively, and is excluded from the estimate of credit losses.

There were no dispositions of AFS debt securities for the year ended December 31, 2023. The following table presents the proceeds from sales resulting in gross realized gains and gross realized losses from the disposition of AFS debt securities for the year ended December 31, 2024:

2024
(Dollars in thousands)
Proceeds from sales	$37,218

Gross gains	218
Gross losses	(1,511)
Net losses	$(1,293)

The amortized cost and estimated fair value of AFS debt securities by contractual scheduled maturity as of December 31, 2024, were as follows:

	Amortized Cost	Fair Value
Available-for-sale	(Dollars in thousands)
Due in one year or less	$1,011	$1,011
Due from one to five years	14,519	13,235
Due from five to ten years	11,511	10,115
Due after ten years	60,860	52,868
	87,901	77,229
Agency MBS	206,170	173,275
Total	$294,071	$250,504
Actual maturities may differ for certain AFS debt securities that may be called by the issuer prior to the contractual maturity. Actual maturities may differ from contractual maturities on agency MBS because the mortgages underlying the securities may be prepaid, usually without any penalties. Therefore, these agency MBS are shown separately and not included in the contractual maturity categories in the above maturity summary.

Note 5.  Loans Held for Sale and Loan Servicing

At December 31, 2024 and 2023, loans held for sale consisted of conventional residential mortgages originated for subsequent sale, with an estimated fair value in excess of their carrying value. Therefore, no valuation reserve was necessary for loans held for sale as of the balance sheet dates.
Commercial and residential mortgage loans serviced for others are not included in the accompanying balance sheets. The unpaid principal balance of commercial and residential mortgage loans serviced for others was $722.1 million and $672.2 million at December 31, 2024 and 2023, respectively.
Loans sold consisted of the following during the years ended December 31:

	2024		2023
	Loans Sold	Net Gains on Sale	Loans Sold	Net Gains on Sale
	(Dollars in thousands)
Residential loans	$113,458	$1,697	$75,592	$1,163
There were no obligations to repurchase loans for any amount at December 31, 2024, but there were contractual risk sharing commitments on certain sold loans totaling $884 thousand as of such date. (See Note 19.)
The Company generally retains the servicing rights on loans sold. The unamortized balance of servicing rights on loans sold with servicing retained was $1.7 million at December 31, 2024 and 2023, and is included in Other assets. The estimated fair value of these servicing rights was in excess of their carrying value at December 31, 2024 and 2023, and therefore no impairment reserve was necessary. The capitalization and amortization of MSRs is included in Other expenses.
The following table presents the capitalization and amortization of loan servicing rights during the periods indicated:

	For The Years Ended December 31,
	2024	2023
	(Dollars in thousands)
Capitalization of servicing rights	$762	$480
Amortization of servicing rights	777	796
Net amortization of servicing rights	$(15)	$(316)

Note 6.  Loans

The composition of Net loans at December 31, by regulatory call report code segmentation based on underlying collateral or purpose for certain loan types, was as follows:

	2024	2023
	(Dollars in thousands)
Residential real estate
Non-revolving residential real estate	$445,425	$397,409
Revolving residential real estate	21,884	18,902
Construction real estate
Commercial construction real estate	54,985	36,973
Residential construction real estate	51,202	51,662
Commercial real estate
Non-residential commercial real estate	330,010	298,148
Multi-family residential real estate	104,328	105,344
Commercial	35,175	40,448
Consumer	2,523	2,589
Municipal	110,204	76,795
Gross loans	1,155,736	1,028,270
ACL on loans	(7,680)	(6,566)
Net deferred loan costs	2,162	1,752
Net loans	$1,150,218	$1,023,456

Qualifying residential first mortgage loans and certain commercial real estate loans with a carrying value of $394.5 million and $343.7 million were pledged as collateral for borrowings from the FHLB under a blanket lien at December 31, 2024 and 2023, respectively.

Accrued interest receivable on loans totaled $5.2 million and $4.0 million at December 31, 2024 and December 31, 2023, respectively, and is excluded from the estimate of credit losses described in Note 7.

Note 7.  Allowance for Credit Losses on Loans and Off-Balance Sheet Credit Exposures

Changes in the ACL on loans, by class of loans, for the years ended December 31, 2024 and 2023 were as follows:

December 31, 2024	Balance, December 31, 2023	Charge-Offs	Recoveries	Credit Loss Expense (Benefit)	Balance, December 31, 2024
	(Dollars in thousands)
Non-revolving residential real estate	$2,361	$—	$24	$827	$3,212
Revolving residential real estate	159	—	—	121	280
Residential real estate	2,520	—	24	948	3,492
Commercial construction real estate	1,035	—	—	(384)	651
Residential construction real estate	163	—	—	(61)	102
Construction real estate	1,198	—	—	(445)	753
Non-residential commercial real estate	2,182	—	—	584	2,766
Multi-family residential real estate	244	—	—	(32)	212
Commercial real estate	2,426	—	—	552	2,978
Commercial	352	—	1	24	377
Consumer	5	(3)	—	4	6
Municipal	65	—	—	9	74
Total	$6,566	$(3)	$25	$1,092	$7,680

December 31, 2023	Balance, December 31, 2022	Impact of Adoption of ASU No. 2016-13	Charge-Offs	Recoveries	Credit Loss Expense (Benefit)	Balance, December 31, 2023
	(Dollars in thousands)
Non-revolving residential real estate	$2,294	$(270)	$—	$1	$336	$2,361
Revolving residential real estate	123	25	—	—	11	159
Residential real estate	2,417	(245)	—	1	347	2,520
Commercial construction real estate	611	982	—	—	(558)	1,035
Residential construction real estate	421	(290)	—	—	32	163
Construction real estate	1,032	692	—	—	(526)	1,198
Non-residential commercial real estate	2,931	(757)	—	—	8	2,182
Multi-family residential real estate	1,004	(780)	—	—	20	244
Commercial real estate	3,935	(1,537)	—	—	28	2,426
Commercial	301	191	—	—	(140)	352
Consumer	10	(5)	(8)	3	5	5
Municipal	95	(42)	—	—	12	65
Unallocated	549	(549)	—	—	—	—
Total	$8,339	$(1,495)	$(8)	$4	$(274)	$6,566

The Company's ACL on off-balance sheet credit exposures is recognized as a liability within Accrued interest and other liabilities on the consolidated balance sheet, with adjustments to the ACL recognized in Credit loss expense (benefit) in the consolidated statement of income. The Company's activity in the ACL on off-balance sheet credit exposures for the years ended December 31, 2024 and 2023 were as follows:

	For the Years Ended December 31,
	2024	2023
ACL on Off-Balance Sheet Credit Exposures	(Dollars in thousands)
Balance at beginning of period	$1,233	$—
Impact of adoption of ASU No. 2016-13	—	1,458
Credit loss benefit	(162)	(225)
Balance at end of period	$1,071	$1,233

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

The following tables summarize the Company's loans by year of origination and by loan ratings applied by management to the Company's loans by class as of December 31, 2024 and December 31, 2023:

December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving	Total
Residential Real Estate	(Dollars in thousands)
Pass	$83,371	$70,515	$100,168	$79,234	$27,326	$51,661	$—	$412,275
Satisfactory/Monitor	5,381	5,065	10,744	3,642	2,450	5,627	—	32,909
Substandard	—	—	—	—	158	83	—	241
Non-revolving residential real estate	88,752	75,580	110,912	82,876	29,934	57,371	—	445,425
Pass	—	—	—	—	—	—	20,516	20,516
Satisfactory/Monitor	—	—	—	—	—	—	1,344	1,344
Substandard	—	—	—	—	—	—	24	24
Revolving residential real estate	—	—	—	—	—	—	21,884	21,884
Construction Real Estate
Pass	8,968	2,216	4,514	1,460	559	714	—	18,431
Satisfactory/Monitor	13,524	15,276	1,760	5,800	53	141	—	36,554
Substandard	—	—	—	—	—	—	—	—
Commercial construction real estate	22,492	17,492	6,274	7,260	612	855	—	54,985
Pass	34,189	8,725	960	—	—	—	—	43,874
Satisfactory/Monitor	2,199	1,547	136	2,307	1,139	—	—	7,328
Substandard	—	—	—	—	—	—	—	—
Residential construction real estate	36,388	10,272	1,096	2,307	1,139	—	—	51,202
Commercial Real Estate
Pass	3,427	10,481	49,645	31,969	17,227	64,073	5,431	182,253
Satisfactory/Monitor	48,068	17,365	15,874	13,967	5,297	27,610	14,954	143,135
Substandard	—	—	—	—	1,606	2,969	47	4,622
Non-residential commercial real estate	51,495	27,846	65,519	45,936	24,130	94,652	20,432	330,010
Pass	1,720	283	4,329	10,115	1,853	31,787	—	50,087
Satisfactory/Monitor	563	2,484	14,980	10,291	5,535	20,132	—	53,985
Substandard	—	—	—	—	—	256	—	256
Multi-family residential real estate	2,283	2,767	19,309	20,406	7,388	52,175	—	104,328
Pass	3,224	2,583	4,417	1,517	370	7,492	3,483	23,086
Satisfactory/Monitor	1,958	2,438	899	1,977	203	2,595	1,295	11,365
Substandard	—	—	—	—	—	—	724	724
Commercial	5,182	5,021	5,316	3,494	573	10,087	5,502	35,175
Pass	1,253	777	105	53	66	188	24	2,466
Satisfactory/Monitor	57	—	—	—	—	—	—	57
Substandard	—	—	—	—	—	—	—	—
Consumer	1,310	777	105	53	66	188	24	2,523
Pass	93,280	10,482	1,363	606	1,272	3,201	—	110,204
Satisfactory/Monitor	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Municipal	93,280	10,482	1,363	606	1,272	3,201	—	110,204
Total Loans	$301,182	$150,237	$209,894	$162,938	$65,114	$218,529	$47,842	$1,155,736

December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving	Total
Residential Real Estate	(Dollars in thousands)
Pass	$84,211	$112,215	$83,137	$29,704	$8,991	$53,021	$—	$371,279
Satisfactory/Monitor	4,362	7,038	5,671	2,280	386	5,873	—	25,610
Substandard	—	—	—	14	—	506	—	520
Non-revolving residential real estate	88,573	119,253	88,808	31,998	9,377	59,400	—	397,409
Pass	—	—	—	—	—	—	17,133	17,133
Satisfactory/Monitor	—	—	—	—	—	—	1,724	1,724
Substandard	—	—	—	—	—	—	45	45
Revolving residential real estate	—	—	—	—	—	—	18,902	18,902
Construction Real Estate
Pass	3,736	5,767	2,736	616	437	873	—	14,165
Satisfactory/Monitor	10,312	3,673	8,352	355	—	116	—	22,808
Substandard	—	—	—	—	—	—	—	—
Commercial construction real estate	14,048	9,440	11,088	971	437	989	—	36,973
Pass	24,496	17,904	498	—	—	123	—	43,021
Satisfactory/Monitor	3,978	2,114	568	1,981	—	—	—	8,641
Substandard	—	—	—	—	—	—	—	—
Residential construction real estate	28,474	20,018	1,066	1,981	—	123	—	51,662
Commercial Real Estate
Pass	5,977	44,428	34,562	18,327	23,650	57,197	16,629	200,770
Satisfactory/Monitor	17,908	24,563	13,819	5,552	6,172	23,521	3,486	95,021
Substandard	—	—	—	1,773	—	516	68	2,357
Non-residential commercial real estate	23,885	68,991	48,381	25,652	29,822	81,234	20,183	298,148
Pass	250	5,364	10,208	2,061	8,226	34,993	—	61,102
Satisfactory/Monitor	841	12,485	11,863	5,664	9,933	2,126	—	42,912
Substandard	—	—	—	—	—	1,330	—	1,330
Multi-family residential real estate	1,091	17,849	22,071	7,725	18,159	38,449	—	105,344
Pass	1,958	6,394	2,125	671	2,849	7,755	4,992	26,744
Satisfactory/Monitor	1,914	1,243	2,350	467	132	6,717	648	13,471
Substandard	—	—	—	—	—	4	229	233
Commercial	3,872	7,637	4,475	1,138	2,981	14,476	5,869	40,448
Pass	1,566	342	131	98	229	175	28	2,569
Satisfactory/Monitor	20	—	—	—	—	—	—	20
Substandard	—	—	—	—	—	—	—	—
Consumer	1,586	342	131	98	229	175	28	2,589
Pass	66,396	2,942	986	1,931	130	4,410	—	76,795
Satisfactory/Monitor	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Municipal	66,396	2,942	986	1,931	130	4,410	—	76,795
Total Loans	$227,925	$246,472	$177,006	$71,494	$61,135	$199,256	$44,982	$1,028,270

Gross charge-offs for the year ended December 31, 2024 consisted of two consumer loans totaling $1 thousand that were originated in 2021 and two consumer loans totaling $2 thousand that were originated in 2024. Gross charge-offs for the year ended December 31, 2023 consisted of two consumer loans totaling $8 thousand that were originated in 2022.

A summary of current and past due loans as of December 31, 2024 and December 31, 2023 follows:

December 31, 2024	30-59 Days	60-89 Days	90 Days and Over	Total Past Due	Current	Total
	(Dollars in thousands)
Residential real estate
Non-revolving residential real estate	$1,560	$1,158	$241	$2,959	$442,466	$445,425
Revolving residential real estate	—	—	—	—	21,884	21,884
Construction real estate
Commercial construction real estate	—	—	—	—	54,985	54,985
Residential construction real estate	—	—	—	—	51,202	51,202
Commercial real estate
Non-residential commercial real estate	355	46	—	401	329,609	330,010
Multi-family residential real estate	—	—	—	—	104,328	104,328
Commercial	45	—	—	45	35,130	35,175
Consumer	—	4	—	4	2,519	2,523
Municipal	—	—	—	—	110,204	110,204
Total	$1,960	$1,208	$241	$3,409	$1,152,327	$1,155,736

December 31, 2023	30-59 Days	60-89 Days	90 Days and Over	Total Past Due	Current	Total
	(Dollars in thousands)
Residential real estate
Non-revolving residential real estate	$2,015	$312	$162	$2,489	$394,920	$397,409
Revolving residential real estate	—	—	17	17	18,885	18,902
Construction real estate
Commercial construction real estate	17	—	—	17	36,956	36,973
Residential construction real estate	—	—	—	—	51,662	51,662
Commercial real estate
Non-residential commercial real estate	197	—	—	197	297,951	298,148
Multi-family residential real estate	1,058	—	—	1,058	104,286	105,344
Commercial	4	—	—	4	40,444	40,448
Consumer	14	—	—	14	2,575	2,589
Municipal	—	—	—	—	76,795	76,795
Total	$3,305	$312	$179	$3,796	$1,024,474	$1,028,270

A summary of nonaccrual loans as of December 31, 2024 and December 31, 2023 follows:

December 31, 2024	Nonaccrual	Nonaccrual With No Allowance for Credit Losses	90 Days and Over and Accruing
Residential real estate	(Dollars in thousands)
Non-revolving residential real estate	$—	$—	$241
Commercial real estate
Non-residential commercial real estate	1,652	1,652	—
Total	$1,652	$1,652	$241

December 31, 2023	Nonaccrual	Nonaccrual With No Allowance for Credit Losses	90 Days and Over and Accruing
Residential real estate	(Dollars in thousands)
Non-revolving residential real estate	$—	$—	$162
Revolving residential real estate	17	—	—
Commercial real estate
Non-residential commercial real estate	1,841	1,841	—
Total	$1,858	$1,841	$162

There was one residential real estate loan totaling $8 thousand in process of foreclosure at December 31, 2024 and one revolving residential real estate loan totaling $17 thousand in process of foreclosure at December 31, 2023. Aggregate interest on nonaccrual loans not recognized was $235 thousand as of December 31, 2024 and $143 thousand as of December 31, 2023.
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
The following table presents collateral dependent loans to borrowers experiencing financial difficulty by loan class and collateral type as of the balance sheet dates:

	December 31, 2024	December 31, 2023
	(Dollars in thousands)
Non-residential commercial real estate	$4,246	$1,841
Commercial	500	—
Total	$4,746	$1,841

Collateral dependent loans are loans for which the repayment is expected to be provided substantially by the underlying collateral and there are no other available and reliable sources of repayment.

Occasionally, the Company modifies loans to borrowers experiencing financial difficulty by providing interest rate reductions, term extensions, payment deferrals or principal forgiveness. When principal forgiveness is provided, the amount of forgiveness is charged off against the ACL on loans. The following tables summarize loan modifications to borrowers experiencing financial difficulty by loan class, type of modification and the financial effect of the modifications as of and for the years ended December 31, 2024 and 2023:

	Payment Delay
	December 31, 2024
	Amortized Cost Basis	% of Loan Class	Financial Effect
	(Dollars in thousands)
Non-revolving residential real estate	$14	—%	Modification deferred 3 months of principal and interest payments.
Non-residential commercial real estate	2,594	0.79%	Modification allowed for 6 months of interest only payments with remaining balances re-amortized to maturity.
Non-residential commercial real estate	257	0.08%	Modification deferred 3 months of principal and interest payments.
Commercial	45	0.13%	Modification deferred 3 months of principal and interest payments.

	Interest Rate Reduction
	December 31, 2023
	Amortized Cost Basis	% of Loan Class	Financial Effect
	(Dollars in thousands)
Non-residential commercial real estate	$398	0.13%	Reduced weighted average contractual interest rate from 8.75% to 6.85%
Multi-family residential real estate	440	0.42%	Reduced weighted average contractual interest rate from 9.25% to 7.75%

	Payment Delay
	December 31, 2023
	Amortized Cost Basis	% of Loan Class	Financial Effect
	(Dollars in thousands)
Non-residential commercial real estate	$3,383	1.13%	Modification allowed for 6 months of interest only payments with remaining balances due at maturity.

The following tables present the performance of loans as of December 31, 2024 and 2023 that had been modified in the last twelve months:

December 31, 2024	Current	Past Due 30-89 Days	Past Due 90 Days and Over
	(Dollars in thousands)
Non-revolving residential real estate	$14	$—	$—
Non-residential commercial real estate	2,851	—	—
Commercial	—	45	—

December 31, 2023	Current	Past Due 30-89 Days	Past Due 90 Days and Over
	(Dollars in thousands)
Non-residential commercial real estate	$3,781	$—	$—
Multi-family residential real estate	440	—	—
There were no loans to borrowers experiencing financial difficulty that were modified within the previous twelve months that had subsequently defaulted during the years ended December 31, 2024 and 2023. Loans are considered defaulted at 90 days past due.

At December 31, 2024 and 2023, the Company was not committed to lend any additional funds to borrowers experiencing financial difficulty for which the Company modified the terms of the loans in the form of principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay, or a term extension.

Note 8.  Premises and Equipment

The major classes of premises and equipment and accumulated depreciation at December 31, were as follows:

	2024	2023
	(Dollars in thousands)
Land and land improvements	$4,472	$4,466
Building and improvements	21,714	21,566
Furniture and equipment	12,703	12,263
Construction in progress and deposits on equipment	633	505
	39,522	38,800
Less accumulated depreciation	(19,297)	(18,029)
	$20,225	$20,771
Depreciation included in Occupancy and equipment expenses amounted to $1.6 million for the years ended December 31, 2024 and 2023.

Note 9. Leases

As of December 31, 2024, the Company had operating real estate leases for three branch locations, a parking lot, and land upon which a branch location was constructed. The lease agreements have maturity dates ranging from June 2028 to September 2047. As of December 31, 2024, the weighted average remaining life of the lease term for the operating leases was 17.47 years.
The discount rate used in determining the lease liability for each individual lease was the FHLB fixed advance rate as of the date the lease became effective or as of January 2019 for leases in effect at adoption of ASU No. 2016-02. As of December 31, 2024 and 2023, the weighted average discount rate for operating leases was 3.63% and 3.62%, respectively.
The right-of-use assets and lease liabilities related to operating leases were as follows at December 31:

	2024	2023
	(Dollars in thousands)
Right-of-use assets included in Other assets	$2,310	$2,450
Lease liabilities included in Accrued interest and other liabilities	2,484	2,605

Total estimated rental commitments for operating leases were as follows as of December 31, 2024:

(Dollars in thousands)
2025	$215
2026	217
2027	224
2028	211
2029	184
Thereafter	2,439
Total	$3,490
A reconciliation of the operating lease undiscounted cash flows in the maturity analysis above and the operating lease liability recognized in the consolidated balance sheets is shown below:

December 31, 2024
(Dollars in thousands)
Undiscounted cash flows	$3,490
Discount effect of cash flows	(1,006)
Lease liabilities	$2,484

Operating lease costs, included in Occupancy expense, net in the consolidated statements of income were $233 thousand and $259 thousand for the years ended December 31, 2024 and 2023, respectively. Occupancy expense is shown in the consolidated statements of income, net of rental income of $266 thousand and $261 thousand for the years ended December 31, 2024 and 2023, respectively.

Note 10.  Investment in Real Estate Limited Partnerships

The Company has purchased from time to time various interests in limited partnerships established to acquire, own and rent residential housing for elderly, low or moderate income individuals in Vermont and New Hampshire. The following is a summary of investments in real estate limited partnerships at December 31:

	2024	2023
	(Dollars in thousands)
Carrying values of investments carried at equity included in Other assets	$12,918	$12,621
Capital contribution payable included in Accrued interest and other liabilities	2,102	3,154

The following table presents the net impact on the Provision for income taxes related to investments carried at equity:

	For the Years Ended December 31,
	2024	2023
	(Dollars in thousands)
Provision for undistributed net losses of limited partnership investments	$1,703	$1,387
Federal income tax credits related to limited partnership investments	(1,832)	(1,404)
Net effect on provision for income taxes	$(129)	$(17)

Note 11. Deposits

The following is a summary of interest bearing deposits at December 31:

	2024	2023
	(Dollars in thousands)
Interest bearing checking accounts	$307,540	$336,438
Savings and money market accounts	407,322	429,251
Time deposits, $250,000 and over	61,723	42,806
Other time deposits	166,261	246,116
	$942,846	$1,054,611
Included in other time deposits are brokered deposits of $153.2 million at December 31, 2023. There were no brokered deposits at December 31, 2024. There were $50.2 million of purchased one-way ICS deposits included in savings and money market deposits at December 31, 2023 and no purchased one-way ICS deposits at December 31, 2024. Reciprocal deposits of $269.8 million and $244.3 million were included in deposit balances in the consolidated balance sheets at December 31, 2024 and 2023, respectively.

The following is a summary of time deposits by maturity at December 31, 2024:

(Dollars in thousands)
2025	$216,444
2026	5,176
2027	4,136
2028	874
2029	1,354
$227,984

Note 12. Borrowed Funds

The Company's borrowed funds consisted of borrowings from the FHLB of $259.7 million at a weighted average rate of 4.17% at December 31, 2024. Borrowed funds at December 31, 2023 consisted of borrowings from the FHLB of $55.7 million at a weighted average rate of 3.68% and borrowings from the FRB of $10.0 million at a weighted average rate of 4.85%.

The Company has established both overnight and longer term lines of credit with the FHLB. These borrowings are secured by investment securities AFS, a blanket lien on qualified collateral consisting of loans with first mortgages secured by one-to-four family properties and certain commercial real estate loans. At December 31, 2024, pledged loans and investment securities AFS with a carrying value of $438.2 million provided a gross borrowing capacity of $322.5 million at the FHLB, less outstanding borrowings and other credit subject to collateralization of $309.3 million, resulting in remaining year-end available borrowing capacity of $13.2 million. At December 31, 2023, pledged loans with a carrying value of $343.7 million provided a gross borrowing capacity of $235.5 million at the FHLB, less outstanding borrowings and other credit subject to collateralization of $99.6 million, resulting in remaining year-end available borrowing capacity of $135.9 million.

Under a separate agreement with the FHLB, the Company has the authority, up to its available borrowing capacity, to collateralize public unit deposits with letters of credit issued by the FHLB. FHLB letters of credit in the amount of $47.3 million and $42.4 million were utilized as collateral for these deposits at December 31, 2024 and 2023, respectively. Total fees paid by the Company in connection with the issuance of these letters of credit were $44 thousand for the years ended December 31, 2024 and 2023. Union also maintains an IDEAL Way Line of Credit with the FHLB. The total line available was $551 thousand as of December 31, 2024 and 2023. There were no outstanding borrowings against this line of credit at December 31, 2024 and 2023.

In addition to its borrowing arrangements with the FHLB, Union maintains a preapproved Federal Funds line of credit with a correspondent bank totaling $15.0 million. Interest on advances under this line is payable daily and charged at the Federal Funds rate at the time of the borrowing. There were no outstanding borrowings on the line of credit at December 31, 2024 or 2023.

In March 2023, the FRB created the BTFP, a temporary program to provide an additional source of liquidity funding to U.S. depository institutions. Advances under this program were secured by qualifying investment assets consisting of eligible U.S. Government-sponsored enterprises and Agency MBS securities valued at par. The Company had no outstanding advances under this program at December 31, 2024. At December 31, 2023, the Company had an outstanding BTFP advance of $10.0 million at a rate of 4.85% due on December 23, 2024. The FRB ceased making new loans under this program on March 11, 2024.

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

The unamortized issuance costs of the Notes were $227 thousand and $261 thousand at December 31, 2024 and 2023, respectively. The Company recorded $34 thousand of issuance costs in interest expense for the year ended December 31, 2024 and 2023. The Notes are presented net of unamortized issuance costs in the consolidated balance sheets.

Note 14.  Income Taxes

The components of the provision for income taxes for the years ended December 31, were as follows:

	2024	2023
	(Dollars in thousands)
Current federal tax provision	$2,251	$1,346
Current state tax (benefit) provision	(53)	8
Deferred tax (benefit) provision	(1,829)	266
	$369	$1,620
The total provision for income taxes differs from the amounts computed at the statutory federal income tax rate of 21% primarily due to the following for the years ended December 31:

	2024	2023
	(Dollars in thousands)
Computed “expected” tax expense	$1,919	$2,707
State tax (benefit) expense	(42)	7
Tax exempt interest	(1,222)	(906)
Increase in cash surrender value of COLI	(150)	(94)
Tax credits	(1,849)	(1,424)
Equity in losses of limited partnerships	1,436	1,150
Non-deductible expenses	295	202
Other	(18)	(22)
	$369	$1,620

Listed below are the significant components of the net deferred tax asset at December 31:

	2024	2023
	(Dollars in thousands)
Components of the deferred tax asset
Allowance for credit losses	$1,942	$1,720
Tax credit carryover	1,478	—
Deferred compensation	426	379
Loans held for sale	22	9
Core deposit intangible	36	61
Unrealized loss on investment securities available-for-sale	9,571	8,996
Other	46	39
Total deferred tax asset	13,521	11,204

Components of the deferred tax liability
Depreciation	(1,131)	(1,329)
Mortgage servicing rights	(377)	(379)
Limited partnership investments	(46)	(21)
Goodwill	(447)	(411)
Prepaid expenses	(214)	(162)
Total deferred tax liability	(2,215)	(2,302)
Net deferred tax asset	$11,306	$8,902

Deferred tax assets are recognized subject to management's judgment that it is more likely than not that the deferred tax asset will be realized. Based on the temporary taxable items, historical taxable income and estimates of future taxable income, the Company believes that it is more likely than not that the deferred tax assets at December 31, 2024 will be realized and therefore no valuation allowance is warranted.

The net deferred income tax asset is included in Other assets in the consolidated balance sheets at December 31, 2024 and 2023.
Based on management's evaluation, management has concluded that there were no significant uncertain tax positions requiring recognition in the Company's financial statements at December 31, 2024 or 2023. The Company is subject to income tax at the federal level and in the state of New Hampshire. Although the Company is not currently the subject of an examination by any taxing authority, the Company's tax years ended December 31, 2021 through 2023 are open to examination under applicable statutes of limitation. The 2024 tax return has not yet been filed.

The Company may from time to time be assessed interest and/or penalties by federal or state tax jurisdictions, although any such assessments historically have been minimal and immaterial to the Company's financial results. In the event that the Company receives an assessment for interest and/or penalties, it will be classified in the financial statements as Other expenses.

Note 15.  Employee Benefit Plans

401(k) Plan: Union maintains a tax-qualified defined contribution 401(k) plan under which employees may elect to make tax deferred contributions of up to the IRS maximum from their annual salary, which are matched by Union equal to 50% of the first 6% of the compensation contributed. All employees meeting service requirements are eligible to participate in the 401(k) plan. Union may make employer matching and profit-sharing contributions to the 401(k) plan at the discretion of the Board. Company contributions are fully vested after three years of service. The 401(k) plan includes "Safe Harbor" provisions requiring annual nondiscretionary minimum contributions to the 401(k) plan for all eligible participants in an amount equal to 3% of eligible earnings of each eligible participant. Additionally, in 2023 a discretionary profit-sharing contribution was made to the 401(k) plan in an amount equal to 3% percent of each employee's eligible earnings, as defined by the 401(k) plan.

The following table summarizes employer contributions for the years ended December 31, 2024 and 2023:

	2024	2023
	(Dollars in thousands)
Employer matching	$358	$315
Profit sharing	—	369
Safe harbor	412	379
Total	$770	$1,063

Nonqualified Deferred Compensation Plans: The Company and Union have two nonqualified deferred compensation plans for directors and certain key officers, referred to in this Note as the 2008 Plan and the 2020 Plan. The Company accrued an expense of $7 thousand in 2024 and 2023 under the 2008 Plan. The benefit obligations under the 2008 Plan represent general unsecured obligations of the Company and no assets are segregated for such payments. However, the Company and Union have purchased life insurance contracts on the lives of each participant in order to recoup the funding costs of these benefits. The benefits accrued under the 2008 Plan aggregated $165 thousand and $211 thousand at December 31, 2024 and 2023, respectively, and are included in Accrued interest and other liabilities. The cash surrender value of the life insurance policies purchased to recoup the funding costs under the 2008 Plan aggregated $467 thousand and $447 thousand at December 31, 2024 and 2023, respectively, and are included in Company-owned life insurance in the Company's consolidated balance sheets.

The 2020 Plan, which amended and restated an earlier plan adopted in 2006, provides a means by which participants may elect to defer receipt of current compensation from the Company or its subsidiary in order to provide retirement or other benefits as selected in the individual adoption agreements. Although the Plan did not originally allow for employer contributions, the Board subsequently determined that employer contributions may be appropriate in certain circumstances and accordingly amended and restated the plan effective February 1, 2020 to permit such contributions. Participants may select among designated reference investments consisting of investment funds, with the performance of the participant's account mirroring the selected reference investment. Distributions are made only upon a qualifying distribution event, which may include a separation from service, death, disability or unforeseeable emergency, or upon a date specified in the participant's deferral election form. The 2020 Plan is unfunded, representing general unsecured obligations of the Company of $1.8 million and $1.5 million as of December 31, 2024 and 2023, respectively, and are included in Accrued interest and other liabilities in the consolidated balance sheets, including employer contributions of $22 thousand and $30 thousand accrued as of December 31, 2024 and 2023, respectively.

Note 16.  Stock Based Compensation

The Company's stock based compensation plan is the Union Bankshares, Inc. 2024 Equity Incentive Plan, approved by the Company's shareholders in May 2024, which replaces and is substantially similar to the Company's 2014 Equity Plan. Subject to typical anti-dilution adjustments, up to 250,000 shares of the Company’s common stock are available for equity awards of incentive stock options, nonqualified stock options, restricted stock and RSUs to eligible officers and (except for awards of incentive stock options) nonemployee directors. Shares available for issuance of awards under the 2024 Equity Plan consist of unissued shares of the Company’s common stock and/or shares held in treasury.

As of December 31, 2024, no grants had yet been made under the 2024 Equity Plan and the only outstanding grants under the 2014 Equity Plan consisted of RSUs, as described in the table below.

RSUs. Each RSU represents the right to receive one share of the Company's common stock upon satisfaction of applicable vesting conditions. For each of the awards granted in 2024 and 2023, 50% of the RSUs awarded were in the form of Time-Based RSUs, which vest over three years, approximately one-third per year on the anniversary of the earned date; and 50% of the RSUs awarded were in the form of Performance-Based RSUs, which are subject to both performance and time based vesting conditions, with vesting of awards over two years, approximately one-half per year on the anniversary of the earned date. Prior to vesting, the RSUs do not earn dividends or dividend equivalents, nor do they bear any voting rights.

The following table presents a summary of RSUs from the respective Award Plan Summaries as of December 31, 2024:

	Number of RSUs Granted	Weighted-Average Grant Date Fair Value	Number of Unvested RSUs
2023 Award	19,282	26.90	2,508
2024 Award	19,910	28.87	11,280
Total	39,192		13,788

Unrecognized compensation expense related to the unvested RSUs was $393 thousand and $344 thousand, as of December 31, 2024 and 2023, respectively.
On May 15, 2024, the Company's board of directors, as a component of total director compensation, granted an aggregate of 3,736 RSUs to the Company's non-employee directors. Each RSU represents the right to receive one share of the Company's common stock upon satisfaction of applicable vesting conditions. The RSUs will vest in May 2025, subject to continued board service through the vesting date, other than in the case of the director's death or disability. Prior to vesting, the RSUs do not earn dividends or dividend equivalents, nor do they bear any voting rights. Director compensation expense related to this award is estimated to be $95 thousand of which $56 thousand has been recorded for the year ended December 31, 2024.

Note 17.  Earnings Per Share

The following table presents the reconciliation between the calculation of basic EPS and diluted EPS for the years ended December 31, 2024 and 2023:

	2024	2023
	(Dollars in thousands, except per share data)
Net income	$8,761	$11,257
Weighted average common shares outstanding for basic EPS	4,523,140	4,508,868
Dilutive effect of stock-based awards (1)	30,909	28,528
Weighted-average common and potential common shares for diluted EPS	4,554,049	4,537,396
Earnings per common share:
Basic EPS	$1.94	$2.50
Diluted EPS	$1.92	$2.48
____________________
(1)Dilutive effect of stock based awards represents the effect of vesting of restricted stock units. Unvested awards do not have dividend or dividend equivalent rights.

Note 18.  Financial Instruments With Off-Balance-Sheet Risk

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, standby letters of credit, interest rate caps and floors written on adjustable-rate loans, commitments to participate in or sell loans, commitments to buy or sell securities, guarantees on certain sold loans and risk-sharing commitments on certain sold loans under the MPF program with the FHLB. At December 31, 2024 and 2023, the Company had binding loan commitments to sell residential mortgage loans at fixed rates totaling $3.9 million and $2.7 million, respectively. The fair value adjustment of these commitments is not material to the Company's financial statements.
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
The Company generally requires collateral or other security to support financial instruments with credit risk. The following table shows financial instruments outstanding whose contract amount represents credit risk at December 31:

	Contract or Notional Amount
	2024	2023
	(Dollars in thousands)
Commitments to originate loans	$47,696	$35,193
Unused lines of credit	191,392	192,104
Standby and commercial letters of credit	1,640	1,557
Credit card arrangements	154	157
MPF credit enhancement obligation, net (See Note 19)	865	744
Commitment to purchase investment in a real estate limited partnership	2,000	—
Total	$243,747	$229,755
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
The Company did not hold or issue derivative instruments or hedging instruments during the years ended December 31, 2024 and 2023.

Note 19. Commitments and Contingencies
Contingent Liabilities: The Company sells 1-4 family residential mortgage loans under the MPF program with FHLB (See Note 18). Under this program, the Company shares in the credit risk of each mortgage loan, while receiving fee income in return. The Company is responsible for a Credit Enhancement Obligation based on the credit quality of these loans. FHLB funds a First Loss Account based on the Company's outstanding MPF mortgage loan balances. This creates a laddered approach to sharing in any losses. In the event of default, homeowner's equity and private mortgage insurance, if any, are the first sources of repayment; the FHLB First Loss Account funds are then utilized, followed by the member's Credit Enhancement Obligation, with the balance the responsibility of FHLB. These loans meet specific underwriting standards of the FHLB. The Company had sold $53.2 million and $40.2 million in loans through the MPF program since inception of its participation in the program, with an outstanding principal balance of $25.3 million and $14.7 million as of December 31, 2024 and 2023, respectively.
The volume of loans sold to the MPF program and the corresponding Credit Enhancement Obligation are closely monitored by management. As of December 31, 2024 and 2023, the notional amount of the maximum contingent contractual liability related to this program was $884 thousand and $763 thousand, respectively, of which $19 thousand had been recorded as a reserve through Accrued interest and other liabilities at December 31, 2024 and 2023.
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
Mutual funds: Mutual funds have been valued using unadjusted quoted prices from active markets and therefore have been classified as Level 1.

Assets measured at fair value on a recurring basis at December 31, 2024 and 2023, segregated by fair value hierarchy level, are summarized below:

	Fair Value Measurement
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2024:	(Dollars in thousands)
Investment securities available-for-sale
Debt securities:
U.S. Government-sponsored enterprises	$26,215	$2,702	$23,513	$—
Agency MBS	173,275	—	173,275	—
State and political subdivisions	48,550	—	48,550	—
Corporate	2,464	—	2,464	—
Total debt securities	$250,504	$2,702	$247,802	$—

Other investments:
Mutual funds	$1,754	$1,754	$—	$—

	Fair Value Measurement
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2023:	(Dollars in thousands)
Investment securities available-for-sale
Debt securities:
U.S. Government-sponsored enterprises	$39,351	$2,645	$36,706	$—
Agency MBS	152,384	—	152,384	—
State and political subdivisions	66,439	—	66,439	—
Corporate	6,209	—	6,209	—
Total debt securities	$264,383	$2,645	$261,738	$—

Other investments:
Mutual funds	$1,500	$1,500	$—	$—

There were no transfers in or out of Levels 1 and 2 during the years ended December 31, 2024 and 2023, nor were there any Level 3 assets at any time during those periods. Certain other assets and liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Assets and liabilities measured at fair value on a nonrecurring basis in periods after initial recognition, such as collateral dependent individually evaluated loans and MSRs, were not considered material at December 31, 2024 or 2023. The Company has not elected to apply the fair value method to any financial assets or liabilities other than those situations where other accounting pronouncements require fair value measurements.
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

As of the balance sheet dates, the estimated fair values and related carrying amounts of the Company's significant financial instruments were as follows:

	December 31, 2024
	Fair Value Measurement
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$15,838	$15,838	$15,838	$—	$—
Interest bearing deposits in banks	9,462	9,449	—	9,449	—
Investment securities	252,258	252,258	4,456	247,802	—
Loans held for sale	5,204	5,303	—	5,303	—
Loans, net
Residential real estate	464,691	441,373	—	—	441,373
Construction real estate	105,633	87,402	—	—	87,402
Commercial real estate	432,173	395,713	—	—	395,713
Commercial	34,863	33,096	—	—	33,096
Consumer	2,522	2,477	—	—	2,477
Municipal	110,336	108,163	—	—	108,163
Accrued interest receivable	6,470	6,470	—	1,226	5,244
Nonmarketable equity securities	11,352	N/A	N/A	N/A	N/A
Financial liabilities
Deposits
Noninterest bearing	226,048	226,048	226,048	—	—
Interest bearing	714,862	714,862	714,862	—	—
Time	227,984	226,890	—	226,890	—
Borrowed funds
Short-term	29,000	28,946	—	28,946	—
Long-term	230,696	229,613	—	229,613	—
Subordinated notes	16,273	16,128	—	16,128	—
Accrued interest payable	3,319	3,319	—	3,319	—

	December 31, 2023
	Fair Value Measurement
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$77,666	$77,666	$77,666	$—	$—
Interest bearing deposits in banks	14,690	14,690	—	14,690	—
Investment securities	265,883	265,883	4,145	261,738	—
Loans held for sale	3,070	3,110	—	3,110	—
Loans, net
Residential real estate	414,500	373,594	—	—	373,594
Construction real estate	87,588	85,678	—	—	85,678
Commercial real estate	401,753	373,279	—	—	373,279
Commercial	40,165	37,136	—	—	37,136
Consumer	2,589	2,536	—	—	2,536
Municipal	76,861	74,812	—	—	74,812
Accrued interest receivable	5,409	5,409	—	1,395	4,014
Nonmarketable equity securities	3,199	N/A	N/A	N/A	N/A
Financial liabilities
Deposits
Noninterest bearing	250,992	250,992	250,992	—	—
Interest bearing	765,689	765,689	765,689	—	—
Time	288,922	286,637	—	286,637	—
Borrowed funds
Short-term	10,000	9,990	—	9,990	—
Long-term	55,696	55,914	—	55,914	—
Subordinated notes	16,239	15,302	—	15,302	—
Accrued interest payable	1,666	1,666	—	1,666	—
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

Aggregate loan transactions with related parties for the years ended December 31 were as follows:

	2024	2023
	(Dollars in thousands)
Balance, January 1,	$265	$292
New loans and advances on lines	5	9
Repayments	(143)	(36)
Balance, December 31,	$127	$265
Balance available on lines of credit or loan commitments	$223	$156
There were no loans to related parties that were past due, in nonaccrual status or that had been restructured to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower, or that were considered classified at December 31, 2024 or 2023.
Deposit accounts of related parties were $1.5 million and $1.3 million at December 31, 2024 and 2023, respectively. Union's Wealth Management Group also had invested $77 thousand in certificates of deposit with Union at December 31, 2023 and no funds invested in certificates of deposit with Union at December 31, 2024.

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
The Company and Union's risk-based capital ratios exceeded regulatory guidelines at December 31, 2024 and 2023, and, specifically, Union was "well capitalized" under Prompt Corrective Action provisions for each period. There were no conditions or events known to management that occurred subsequent to December 31, 2024 and prior to the publication of these financial statements that would change the Company's or Union's regulatory capital categorization.
Union's and the Company's regulatory capital amounts and ratios as of the balance sheet dates are presented in the following tables:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of December 31, 2024	Amount	Ratio	Amount	Ratio	Amount	Ratio
Company:	(Dollars in thousands)
Total capital to risk weighted assets	$123,278	12.53%	$78,709	8.00%	N/A	N/A
Tier 1 capital to risk weighted assets	98,254	9.99%	59,011	6.00%	N/A	N/A
Common Equity Tier 1 to risk weighted assets	98,254	9.99%	44,259	4.50%	N/A	N/A
Tier 1 capital to average assets	98,254	6.29%	62,483	4.00%	N/A	N/A

Union:
Total capital to risk weighted assets	$122,962	12.51%	$78,633	8.00%	$98,291	10.00%
Tier 1 capital to risk weighted assets	114,211	11.62%	58,973	6.00%	78,631	8.00%
Common Equity Tier 1 to risk weighted assets	114,211	11.62%	44,230	4.50%	63,887	6.50%
Tier 1 capital to average assets	114,211	7.31%	62,496	4.00%	78,120	5.00%

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
As of December 31, 2023	Amount	Ratio	Amount	Ratio	Amount	Ratio
Company:	(Dollars in thousands)
Total capital to risk weighted assets	$119,577	13.34%	$71,710	8.00%	N/A	N/A
Tier 1 capital to risk weighted assets	95,539	10.66%	53,774	6.00%	N/A	N/A
Common Equity Tier 1 to risk weighted assets	95,539	10.66%	40,331	4.50%	N/A	N/A
Tier 1 capital to average assets	95,539	6.51%	58,703	4.00%	N/A	N/A

Union:
Total capital to risk weighted assets	$119,652	13.35%	$71,702	8.00%	$89,627	10.00%
Tier 1 capital to risk weighted assets	111,854	12.48%	53,776	6.00%	71,701	8.00%
Common Equity Tier 1 to risk weighted assets	111,854	12.48%	40,332	4.50%	58,257	6.50%
Tier 1 capital to average assets	111,854	7.62%	58,716	4.00%	73,395	5.00%

Dividends paid by Union are the primary source of funds available to the Company for payment of dividends to its stockholders. Union is subject to certain requirements imposed by federal banking laws and regulations, which among other things, establish minimum levels of capital and restrict the amount of dividends that may be distributed by Union to the Company.

Note 23.  Treasury Stock

The basis for the carrying value of the Company's treasury stock is the purchase price of the shares at the time of purchase. The Company maintains a limited stock repurchase plan which authorizes the repurchase of up to 2,500 shares of its common stock each calendar quarter in open market purchases or privately negotiated transactions, as management may deem advisable and as market conditions may warrant. The repurchase authorization for a calendar quarter expires at the end of that quarter to the extent it has not been exercised, and is not carried forward into future quarters. The quarterly repurchase program, which was initially adopted in 2010, was most recently reauthorized in December 2024 and will expire on December 31, 2026 unless reauthorized. The Company did not repurchase any shares under this program during 2024, while 5,700 shares, at a total cost of $129 thousand were repurchased under the program during 2023. Since inception, the Company had repurchased 26,140 shares of its common stock as of December 31, 2024, at prices ranging from $17.86 to $48.82 per share and at a total cost of $682 thousand. The Company also repurchased 30 shares outside of the limited stock repurchase program at a cost of $1 thousand during 2023.
The Company maintains a Dividend Reinvestment and Stock Purchase Plan (DRIP) whereby registered stockholders may elect to reinvest cash dividends and optional cash contributions to purchase additional shares of the Company's common stock. The Company has reserved 200,000 shares of its common stock for issuance and sale under the DRIP. As of December 31, 2024, 13,174 shares of stock had been issued from treasury stock under the DRIP, since inception of the Plan in 2016.

Note 24. Other Comprehensive (Loss) Income

The components of Accumulated OCI, net of tax, at December 31 were:

	2024	2023
	(Dollars in thousands)
Net unrealized losses on investment securities AFS	$(33,997)	$(31,955)

The following table discloses the tax effects allocated to each component of OCI for the years ended:

	December 31, 2024			December 31, 2023
	Before-Tax Amount	Tax Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax Expense	Net-of-Tax Amount
	(Dollars in thousands)
Investment securities AFS:
Net unrealized holding (losses) gains arising during the year on investment securities AFS	$(3,910)	$859	$(3,051)	$6,416	$(952)	$5,464
Reclassification adjustment for net losses on investment securities AFS realized in net income	1,293	(284)	1,009	—	—	—
Total other comprehensive (loss) income	$(2,617)	$575	$(2,042)	$6,416	$(952)	$5,464

The following table discloses information concerning the reclassification adjustments from OCI for the years ended December 31:

Reclassification Adjustment Description	2024	2023	Affected Line Item in Consolidated Statements of Income
	(Dollars in thousands)
Investment securities AFS:
Net losses on investment securities AFS	$1,293	$—	Net losses on sales of investment securities AFS
Tax benefit	(284)	—	Provision for income taxes
Total reclassifications	$1,009	$—	Net income

Note 25. Subsequent Events

Events occurring subsequent to December 31, 2024 have been evaluated as to their potential impact on the consolidated financial statements.
On January 15, 2025, the Company declared a regular quarterly cash dividend of $0.36 per share, payable February 6, 2025 to shareholders of record on January 25, 2025.

Note 26.  Condensed Financial Information (Parent Company Only)

The following condensed financial statements are for Union Bankshares, Inc. (Parent Company Only), and should be read in conjunction with the consolidated financial statements of Union Bankshares, Inc. and Subsidiary.

UNION BANKSHARES, INC. (PARENT COMPANY ONLY)
CONDENSED BALANCE SHEETS
December 31, 2024 and 2023

	2024	2023
	(Dollars in thousands)
ASSETS
Cash	$44	$4
Other investments	120	98
Investment in subsidiary - Union	82,437	82,122
Other assets	660	519
Total assets	$83,261	$82,743
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Subordinated notes	$16,273	$16,239
Accrued interest and other liabilities	508	697
Total liabilities	16,781	16,936
STOCKHOLDERS' EQUITY
Common stock, $2.00 par value; 7,500,000 shares authorized; 5,012,084 shares issued at December 31, 2024 and 4,995,348 shares issued at December 31, 2023	10,024	9,991
Additional paid-in capital	3,031	2,621
Retained earnings	91,722	89,472
Treasury stock at cost; 474,075 shares at December 31, 2024 and 476,500 shares at December 31, 2023	(4,300)	(4,322)
Accumulated other comprehensive loss	(33,997)	(31,955)
Total stockholders' equity	66,480	65,807
Total liabilities and stockholders' equity	$83,261	$82,743
The investment in subsidiary is carried under the equity method of accounting. The investment in subsidiary and cash, which is on deposit with Union, have been eliminated in consolidation.

UNION BANKSHARES, INC. (PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF INCOME
Years Ended December 31, 2024 and 2023

	2024	2023
Revenues	(Dollars in thousands)
Dividends - bank subsidiary - Union	$7,900	$7,100
Other income	21	17
Total revenues	7,921	7,117
Expenses
Interest on subordinated notes	570	570
Administrative and other	598	558
Total expenses	1,168	1,128
Income before applicable income tax benefit and equity in undistributed net income of subsidiary	6,753	5,989
Applicable income tax benefit	(242)	(234)
Income before equity in undistributed net income of subsidiary	6,995	6,223
Equity in undistributed net income - Union	1,766	5,034
Net income	$8,761	$11,257

UNION BANKSHARES, INC. (PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2024 and 2023

	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES	(Dollars in thousands)
Net income	$8,761	$11,257
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of Union	(1,766)	(5,034)
Net gains on other investments	(10)	(11)
Amortization of debt issuance costs	34	34
(Increase) decrease in other assets	(141)	125
(Decrease) increase in other liabilities	(382)	34
Net cash provided by operating activities	6,496	6,405
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of other investments	(12)	(12)
Net cash used in investing activities	(12)	(12)
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(6,444)	(6,415)
Purchase of treasury stock	—	(130)
Net cash used in financing activities	(6,444)	(6,545)
Net increase (decrease) in cash	40	(152)
Cash, beginning of year	4	156
Cash, end of year	$44	$4
Supplemental Disclosures of Cash Flow Information
Interest paid	$571	$569
Dividends paid on Common Stock:
Dividends declared	$6,511	$6,491
Dividends reinvested	(67)	(76)
	$6,444	$6,415

Note 27.  Quarterly Financial Data (Unaudited)

A summary of consolidated financial data for each of the four quarters of 2024 and 2023 is presented below:

	Quarters in 2024 Ended
	March 31,	June 30,	Sept. 30,	Dec 31,
	(Dollars in thousands, except per share data)
Interest and dividend income	$15,621	$16,552	$17,191	$18,590
Interest expense	6,613	7,068	7,761	8,148
Net interest income	9,008	9,484	9,430	10,442
Credit loss (benefit) expense	(230)	388	425	347
Noninterest income	2,567	2,765	1,605	2,786
Noninterest expenses	9,223	9,781	9,409	9,614
Net income	2,417	2,019	1,324	3,001
Basic earnings per common share	$0.53	$0.45	$0.29	$0.67
Diluted earnings per common share	$0.53	$0.45	$0.29	$0.65

	Quarters in 2023 Ended
	March 31,	June 30,	Sept. 30,	Dec 31,
	(Dollars in thousands, except per share data)
Interest and dividend income	$13,044	$13,803	$14,847	$15,416
Interest expense	3,069	4,185	5,699	6,314
Net interest income	9,975	9,618	9,148	9,102
Credit loss expense (benefit)	74	(96)	(139)	(338)
Noninterest income	2,285	2,483	2,467	2,669
Noninterest expenses	8,750	9,063	8,926	8,630
Net income	2,977	2,699	2,532	3,049
Basic earnings per common share	$0.66	$0.60	$0.56	$0.68
Diluted earnings per common share	$0.66	$0.60	$0.55	$0.67

Note 28. Other Noninterest Income and Other Noninterest Expenses

There are no components of other noninterest income that were in excess of one percent of total revenues for the years ended December 31, 2024 and 2023. The components of other noninterest expenses which are in excess of one percent of total revenues for the years ended December 31, 2024 and 2023 were as follows:

	2024	2023
Expenses	(Dollars in thousands)
ATM network and debit card expense	$1,259	$908
FDIC insurance assessment	1,167	998
Vermont franchise tax	1,069	1,130
Professional fees	1,062	1,016
Other expenses	5,890	5,948
Total other expenses	$10,447	$10,000

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Union Bankshares, Inc. and Subsidiary

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Union Bankshares, Inc. and Subsidiary (the Company) as of December 31, 2024 and 2023, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024 and 2023, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with U.S. generally accepted auditing standards, the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 25, 2025, expressed an unmodified opinion.

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

Board of Directors and Stockholders
Union Bankshares, Inc. and Subsidiary

Allowance for Credit Losses on Loans and Off-Balance Sheet Credit Exposures

As described in Notes 1, 6, and 7 to the Company's consolidated financial statements, the Company has a gross loan portfolio of $1.2 billion, related allowance for credit losses on loans of $7.7 million and an allowance for credit losses on off-balance sheet credit exposures of $1.1 million as of December 31, 2024. The Company's allowance for credit losses on loans and off-balance sheet credit exposures are material and complex estimates requiring significant management judgment in the evaluation of the credit quality and the estimation of inherent losses within the loan portfolio and off-balance sheet credit exposures.

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

The allowance for credit losses on off-balance sheet credit exposures represents the estimate of probable credit losses inherent in unfunded commitments to extend credit as of the balance sheet date. Unfunded commitments to extend credit include unused portions of lines of credit, commitments to originate loans, and standby and commercial letters of credit. The process used to determine the allowance for credit losses for these exposures is consistent with the process for determining the allowance for credit losses on loans, as adjusted for estimated funding probabilities.

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

Board of Directors and Stockholders
Union Bankshares, Inc. and Subsidiary

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
March 25, 2025

Vermont Registration No. 92-0000278
PCAOB registration No. 136

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and Chief Financial Officer, with the assistance of the Disclosure Control Committee, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2024. Based on this evaluation they concluded that those disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files with the Commission is accumulated and communicated to the Company's management, including its principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required information.
Management's Report on Internal Control Over Financial Reporting. The Company's management is responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in the Securities Exchange Act Rule 13a-15(f). The Company's management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based on the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on the evaluation, the Company's management concluded that the Company's internal control over financial reporting was effective as of December 31, 2024.
Berry Dunn McNeil & Parker, LLC, an independent registered public accounting firm, which has audited and reported on the consolidated financial statements contained in this Annual Report on Form 10-K, has issued its written audit report on the Company's internal control over financial reporting. This report can be found on page 91.
There were no changes in the Company's internal controls over financial reporting during the fourth quarter of 2024 that have materially affected, or that are reasonably likely to materially affect, the Company's internal controls over financial reporting. While the Company believes that its existing disclosure controls and procedures have been effective to accomplish these objectives, the Company intends to continue to examine, refine and formalize its disclosure controls and procedures and to monitor ongoing developments in this area.

Item 9B. Other Information
None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10.  Directors, Executive Officers and Corporate Governance
The following information from the Company's Proxy Statement for the 2025 Annual Meeting of Shareholders is hereby incorporated by reference:
Listing of the names, ages, principal occupations, business experience and specific qualifications of the directors and nominees under the caption “PROPOSAL 1: TO ELECT DIRECTORS”.
Listing of the names, ages, titles and business experience of the executive officers and named executives under the caption “EXECUTIVE OFFICERS” and, with respect to the named executive officers who are also directors, under the caption "PROPOSAL 1: TO ELECT DIRECTORS".
Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 under the caption “SHARE OWNERSHIP INFORMATION - Delinquent Section 16(a) Reports”.
Information regarding the composition and meetings of the Audit Committee, and the Audit Committee financial expert, under the caption "PROPOSAL 1: TO ELECT DIRECTORS - Board Committees and Corporate Governance - Audit Committee."
Information regarding the Company's Insider Trading Policy under the caption "PROPOSAL 1: TO ELECT DIRECTORS - Board Committees and Corporate Governance - Insider Trading Policy."

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

Item 11. Executive Compensation
The following information from the Company's Proxy Statement for the 2025 Annual Meeting of Shareholders is hereby incorporated by reference:
Information regarding compensation of directors under the caption “PROPOSAL 1: TO ELECT DIRECTORS - Directors' Compensation.”
Information regarding executive officer and named executive compensation and benefit plans under the captions - “EXECUTIVE COMPENSATION” and "COMPENSATION COMMITTEE REPORT."
Information regarding management interlocks and certain transactions is omitted, in accordance with the regulatory relief available to smaller reporting companies in Release Nos. 33-10513 and 34-83550.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following information from the Company's Proxy Statement for the 2025 Annual Meeting of Shareholders is hereby incorporated by reference:
Information regarding the share ownership of management and principal shareholders under the caption “SHARE OWNERSHIP INFORMATION - Share Ownership of Management and Principal Holders.”
The following table summarizes certain information regarding securities available for issuance under the Company's equity compensation plan as of December 31, 2024:
Equity Compensation Plan Information as of December 31, 2024:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders
2014 Equity Incentive Plan (1)	—	$—	—
2024 Equity Incentive Plan (2)	—	—	250,000
Equity compensation plans not approved by security holders	—	—	—

Total	—	$—	250,000
____________________
(1)The only outstanding grants under the 2014 Equity Plan as of December 31, 2024 were RSUs with respect to 17,524 shares of common stock, which are subject to time and/or performance vesting conditions, and which do not have any exercise features. No further grants will be made under that plan, which has been replaced by the 2024 Equity Plan. Please refer to Note 16 of the Company's audited consolidated financial statements in Part II, Item 8 of this Annual Report for information on outstanding RSU grants under the 2014 Equity Plan.
(2)No grants have yet been made under the 2024 Equity Plan.

Item 13. Certain Relationships and Related Party Transactions, and Director Independence
The following information from the Company's Proxy Statement for the 2025 Annual Meeting of Shareholders is hereby incorporated by reference:
Information regarding transactions with management and directors under the caption “PROPOSAL 1: TO ELECT DIRECTORS - Transactions with Management and Directors.”

Information regarding Director independence under the caption "PROPOSAL 1: TO ELECT DIRECTORS - Director Independence."

Item 14. Principal Accountant Fees and Services
The following information from the Company's Proxy Statement for the 2025 Annual Meeting of Shareholders is hereby incorporated by reference:
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
PART IV
Item 15. Exhibits, Financial Statement Schedules
(a)Documents Filed as Part of this Report:
(1)The following consolidated financial statements are included:
1)Consolidated Balance Sheets at December 31, 2024 and 2023
2)Consolidated Statements of Income for the years ended December 31, 2024 and 2023
3)Consolidated Statements of Comprehensive Income for the years ended December 31, 2024 and 2023
4)Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2024 and 2023
5)Consolidated Statements of Cash Flows for the years ended December 31, 2024 and 2023
6)Notes to the Consolidated Financial Statements
7)Report of Independent Registered Public Accounting Firm
(2)All Financial Statement Schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.
(b)The following exhibits are either filed herewith as part of this report, or are incorporated herein by reference:

Item No:
3.1	Amended and Restated Articles of Incorporation of Union Bankshares, Inc. (as of August 1, 2007), previously filed with the Commission as Exhibit 3.1 to the Company's June 30, 2007 Form 10-Q and incorporated herein by reference.
3.2	Bylaws of Union Bankshares, Inc., as amended and restated, previously filed with the Commission on November 21, 2024 as Exhibit 3.1 to Form 8-K and incorporated herein by reference.
4.1	Description of Common Stock, previously filed as Exhibit 4.1 to the Company's 2019 Form 10-K and incorporated herein by reference.
4.2
Form of 3.25% Fixed-to-Floating Rate Subordinated Debentures Due 2031 (Qualified Institutional Buyers), previously filed with the Commission on August 27,2021 as Exhibit 4.1 to Form 8-K and incorporated herein by reference.

4.3	Form of 3.25% Fixed-to-Floating Rate Subordinated Debentures Due 2031 (Accredited Investors), previously filed with the Commission on August 27,2021 as Exhibit 4.2 to Form 8-K and incorporated herein by reference.
10.1	2008 Amended and Restated Nonqualified Deferred Compensation Plan of Union Bankshares, previously filed with the Commission as Exhibit 10.3 to the Company's 2008 Form 10-K and incorporated herein by reference.*
10.2	2020 Amended and Restated Executive Nonqualified Excess Plan of Union Bankshares Inc. and Subsidiary, previously filed with the Commission as Exhibit 10.2 to the Company's 2020 Form 10-K and incorporated herein by reference.*
10.3	First Amendment to the Union Bankshares, Inc. Executive Nonqualified Excess Plan, previously filed with the Commission as Exhibit 10.5 to the Company's 2008 Form 10-K and incorporated herein by reference.*
10.4	Short Term Incentive Performance Plan, previously filed with the Commission on February 9, 2012 as Exhibit 10.1 to Form 8-K and incorporated herein by reference.*
10.5	Union Bankshares, Inc. 2024 Equity Incentive Plan, previously filed with the Commission on April 2, 2024 at pages A-1 through A-17 of the definitive proxy statement for the 2024 Annual Meeting of the Company’s Shareholders, and incorporated herein by reference.*
10.6	Amended and Restated Change in Control Agreement dated August 18, 2021, between Union Bank and David S. Silverman, and joined in by the Company, previously filed with the Commission on August 24, 2021 as Exhibit 10.1 to Form 8-K and incorporated herein by reference.*
10.7	Form of Amended and Restated Change in Control Agreement dated August 18, 2021, between Union Bank and Karyn J. Hale, and joined in by the Company, previously filed with the Commission on August 24, 2021 as Exhibit 10.2 to Form 8-K and incorporated herein by reference.*
10.8	Form of Change in Control Agreement dated August 18, 2021, between Union Bank and each of four senior managers of Union Bank, and joined in by the Company, previously filed with the Commission on August 24, 2021 as Exhibit 10.3 to Form 8-K and incorporated herein by reference.*
10.9	Form of Restricted Stock Unit Award Certificate under the Company's 2024 Equity Incentive Plan, previously filed with the Commission as Exhibit 10 to the Company's registration statement on Form S-8 (File No. 333-283389) and incorporated herein by reference.*
10.10	Supplemental Executive Retirement Agreement dated March 1, 2020 between David S. Silverman and Union Bank, previously filed with the Commission as Exhibit 10.13 to the Company's 2020 Form 10-K and incorporated herein by reference.*
10.11	Form of Subordinated Note Purchase Agreement dated as of August 26, 2021 between the Company and the several Note Purchasers, previously filed with the Commission on August 27, 2021 as Exhibit 10.1 to Form 8-K and incorporated herein by reference.
19.1	Union Bankshares, Inc. Insider Trading Policy, previously filed with the Commission on March 26, 2024 as Exhibit 19.1 to the Company's 2023 Form 10-K and incorporated herein by reference.
21.1	Subsidiaries of the Company.
23.1	Consent of Berry Dunn McNeil & Parker, LLC.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
97	Union Bankshares, Inc. Clawback Policy, previously filed with the Commission on March 26, 2024 as Exhibit 97 to the Company's 2023 Form 10-K and incorporated herein by reference.
101
The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2024 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the audited consolidated balance sheets, (ii) the audited consolidated statements of income for the years ended December 31, 2024 and 2023, (iii) the audited consolidated statements of comprehensive income, (iv) the audited consolidated statements of changes in stockholders' equity, (v) the audited consolidated statements of cash flows and (vi) related notes.

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

(c)Not applicable.

Item 16. Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, as of March 25, 2025.
 Union Bankshares, Inc.

By:	/s/ David S. Silverman	By:	/s/ Karyn J. Hale
	David S. Silverman		Karyn J. Hale
	Chief Executive Officer and President		Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 25, 2025.

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

101
The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2024 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the audited consolidated balance sheets, (ii) the audited consolidated statements of income for the years ended December 31, 2024 and 2023, (iii) the audited consolidated statements of comprehensive income, (iv) the audited consolidated statements of changes in stockholders' equity, (v) the audited consolidated statements of cash flows and (vi) related notes.

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