Form 10-Q
period 2025-03-31
UNION BANKSHARES INC
filed 2025-05-14
CIK 706863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2025

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐      No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of April 25, 2025.

Common Stock, $2 par value	4,538,600	shares

UNION BANKSHARES, INC.
TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	March 31, 2025	December 31, 2024
	(Unaudited)
Assets	(Dollars in thousands)
Cash and due from banks	$4,772	$5,168
Federal funds sold and overnight deposits	8,940	10,670
Cash and cash equivalents	13,712	15,838
Interest bearing deposits in banks	7,959	9,462
Investment securities available-for-sale	247,892	250,504
Other investments	1,739	1,754
Total investments	249,631	252,258
Loans held for sale	4,055	5,204
Loans	1,161,159	1,155,736
Allowance for credit losses on loans	(8,110)	(7,680)
Net deferred loan costs	2,162	2,162
Net loans	1,155,211	1,150,218
Premises and equipment, net	19,988	20,225
Other assets	74,276	75,153
Total assets	$1,524,832	$1,528,358
Liabilities and Stockholders’ Equity
Liabilities
Deposits
Noninterest bearing	$232,550	$226,048
Interest bearing	682,886	714,862
Time	265,940	227,984
Total deposits	1,181,376	1,168,894
Borrowed funds	240,696	259,696
Subordinated notes	16,281	16,273
Accrued interest and other liabilities	16,405	17,015
Total liabilities	1,454,758	1,461,878
Commitments and Contingencies
Stockholders’ Equity
Common stock, $2.00 par value; 7,500,000 shares authorized; 5,012,084 shares issued at March 31, 2025 and December 31, 2024	10,024	10,024
Additional paid-in capital	3,190	3,031
Retained earnings	92,589	91,722
Treasury stock at cost; 473,486 shares at March 31, 2025 and 474,075 shares at December 31, 2024	(4,295)	(4,300)
Accumulated other comprehensive loss	(31,434)	(33,997)
Total stockholders' equity	70,074	66,480
Total liabilities and stockholders' equity	$1,524,832	$1,528,358

See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 1

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended March 31,
	2025	2024
Interest and dividend income	(Dollars in thousands, except per share data)
Interest and fees on loans	$16,047	$13,372
Interest on debt securities:
Taxable	1,412	1,093
Tax exempt	388	518
Dividends	203	80
Interest on federal funds sold and overnight deposits	152	443
Interest on interest bearing deposits in banks	93	115
Total interest and dividend income	18,295	15,621
Interest expense
Interest on deposits	5,410	5,239
Interest on borrowed funds	2,472	1,231
Interest on subordinated notes	143	143
Total interest expense	8,025	6,613
Net interest income	10,270	9,008
Credit loss expense (benefit), net	235	(230)
Net interest income after credit loss expense (benefit)	10,035	9,238
Noninterest income
Wealth management income	276	255
Service fees	1,657	1,662
Net gains on sales of loans held for sale	389	287
Net (losses) gains on other investments	(35)	95
Other income	153	268
Total noninterest income	2,440	2,567
Noninterest expenses
Salaries and wages	3,911	3,553
Employee benefits	1,581	1,489
Occupancy expense, net	652	569
Equipment expense	1,049	943
Other expenses	2,631	2,669
Total noninterest expenses	9,824	9,223
Income before provision for income taxes	2,651	2,582
Provision for income taxes	150	165
Net income	$2,501	$2,417
Basic earnings per common share	$0.55	$0.53
Diluted earnings per common share	$0.55	$0.53
Weighted average number of common shares outstanding	4,538,361	4,519,209
Weighted average common and potential common shares for diluted EPS	4,566,970	4,537,181
Dividends per common share	$0.36	$0.36

See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 2

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended March 31,
	2025	2024
	(Dollars in thousands)
Net income	$2,501	$2,417
Other comprehensive income (loss), net of tax:
Investment securities available-for-sale:
Net unrealized holding gains (losses) arising during the period on investment securities available-for-sale	2,563	(2,939)
Total other comprehensive income (loss)	2,563	(2,939)
Total comprehensive income (loss)	$5,064	$(522)

See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 3

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)

	Three Month Periods Ended March 31, 2025 and 2024
	Common Stock					Accumulated other comprehensive loss
	Shares, net of treasury	Amount	Additional paid-in capital	Retained earnings	Treasury stock		Total stockholders’ equity
	(Dollars in thousands, except per share data)
Balances, December 31, 2024	4,538,009	$10,024	$3,031	$91,722	$(4,300)	$(33,997)	$66,480
Net income	—	—	—	2,501	—	—	2,501
Other comprehensive income	—	—	—	—	—	2,563	2,563
Dividend reinvestment plan	589	—	13	—	5	—	18
Cash dividends declared ($0.36 per share)	—	—	—	(1,634)	—	—	(1,634)
Stock based compensation expense	—	—	146	—	—	—	146
Balances, March 31, 2025	4,538,598	$10,024	$3,190	$92,589	$(4,295)	$(31,434)	$70,074

Balances, December 31, 2023	4,518,848	$9,991	$2,621	$89,472	$(4,322)	$(31,955)	$65,807
Net income	—	—	—	2,417	—	—	2,417
Other comprehensive loss	—	—	—	—	—	(2,939)	(2,939)
Dividend reinvestment plan	540	—	11	—	5	—	16
Cash dividends declared ($0.36 per share)	—	—	—	(1,627)	—	—	(1,627)
Stock based compensation expense	—	—	146	—	—	—	146
Balances, March 31, 2024	4,519,388	$9,991	$2,778	$90,262	$(4,317)	$(34,894)	$63,820
See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 4

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash Flows From Operating Activities	(Dollars in thousands)
Net income	$2,501	$2,417
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	380	418
Credit loss expense (benefit)	235	(230)
Deferred income tax provision	12	11
Net amortization of premiums on investment securities	143	132
Equity in losses of limited partnerships	452	412
Stock based compensation expense	146	146
Net increase in unamortized loan costs	—	(55)
Proceeds from sales of loans held for sale	26,148	21,996
Origination of loans held for sale	(24,610)	(22,054)
Net gains on sales of loans held for sale	(389)	(287)
Net gains on disposals of premises and equipment	—	(19)
Net losses (gains) on other investments	35	(95)
Increase in accrued interest receivable	(744)	(257)
Amortization of debt issuance costs	8	8
Increase in other assets	(35)	(1,250)
(Decrease) increase in other liabilities	(222)	568
Net cash provided by operating activities	4,060	1,861
Cash Flows From Investing Activities
Interest bearing deposits in banks
Proceeds from maturities and redemptions	4,980	2,241
Purchases	(3,477)	(1,992)
Investment securities available-for-sale
Proceeds from maturities, calls and paydowns	5,762	4,133
Purchases	—	(1,299)
Net purchases of other investments	(20)	(36)
Net decrease (increase) in nonmarketable stock	462	(2,477)
Net increase in loans	(5,427)	(5,899)
Recoveries of loans charged off	5	1
Net purchases of premises and equipment	(143)	(385)
Investments in limited partnerships	(194)	(604)
Proceeds from sales of premises and equipment	—	19
Net cash provided (used) in investing activities	1,948	(6,298)

Union Bankshares, Inc. Page 5

	Three Months Ended March 31,
	2025	2024

Cash Flows From Financing Activities	(Dollars in thousands)
Advances on long-term borrowings	30,000	85,000
Repayment of long-term borrowings	(20,000)	(25,000)
Net (decrease) increase in short-term borrowings outstanding	(29,000)	25,000
Net increase (decrease) in noninterest bearing deposits	6,502	(28,864)
Net decrease in interest bearing deposits	(31,976)	(115,791)
Net increase in time deposits	37,956	10,696
Dividends paid	(1,616)	(1,611)
Net cash used by financing activities	(8,134)	(50,570)
Net decrease in cash and cash equivalents	(2,126)	(55,007)
Cash and cash equivalents
Beginning of period	15,838	77,666
End of period	$13,712	$22,659

Supplemental Disclosures of Cash Flow Information
Interest paid	$8,288	$6,301

Dividends paid on Common Stock:
Dividends declared	$1,634	$1,627
Dividends reinvested	(18)	(16)
	$1,616	$1,611

See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 6

UNION BANKSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
Note 1.    Basis of Presentation
The accompanying unaudited interim consolidated financial statements of Union Bankshares, Inc. and Subsidiary (together, the Company) as of March 31, 2025, and for the three months ended March 31, 2025 and 2024, have been prepared in conformity with GAAP for interim financial information, general practices within the banking industry, and the accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (2024 Annual Report). The Company's sole subsidiary is Union Bank. In the opinion of the Company’s management, all adjustments, consisting only of normal recurring adjustments and disclosures necessary for a fair presentation of the information contained herein, have been made. This information should be read in conjunction with the Company’s 2024 Annual Report. The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2025, or any future interim period.
The Company is a “smaller reporting company” and as permitted under the rules and regulations of the SEC, has elected to provide its consolidated statements of income, comprehensive income, cash flows and changes in stockholders’ equity for a two year, rather than three year, period. The Company has also elected to provide certain other scaled disclosures in this report, as permitted for smaller reporting companies. Certain amounts in the 2024 consolidated financial statements have been reclassified to conform to the current year presentation.
In addition to the definitions set forth elsewhere in this report, the acronyms, abbreviations and capitalized terms identified below are used throughout this Form 10-Q, including Part I. "Financial Information" and Part II. "Other Information". The following is provided to aid the reader and provide a reference page when reviewing this Form 10-Q.

ACL:	Allowance for credit losses	FHLMC/Freddie Mac:	Federal Home Loan Mortgage Corporation
AFS:	Available-for-sale	GAAP:	Generally accepted accounting principles in the United States
ASC:	Accounting Standards Codification	HTM:	Held-to-maturity
ASU:	Accounting Standards Update	ICS:	Insured Cash Sweeps of the IntraFi Network
Board:	Board of Directors	MBS:	Mortgage-backed security
bp or bps:	Basis point(s)	MSRs:	Mortgage servicing rights
CDARS:	Certificate of Deposit Accounts Registry Service of the IntraFi Network	OAO:	Other assets owned
CECL:	Current expected credit loss	OCI:	Other comprehensive income (loss)
Company:	Union Bankshares, Inc. and Subsidiary	OREO:	Other real estate owned
DCF:	Discounted cash flow	RSU:	Restricted stock unit
DRIP:	Dividend Reinvestment and Stock Purchase Plan	SBA:	U.S. Small Business Administration
EPS:	Earnings per share	SEC:	U.S. Securities and Exchange Commission
FASB:	Financial Accounting Standards Board	Union:	Union Bank, the sole subsidiary of Union Bankshares, Inc
FDIC:	Federal Deposit Insurance Corporation	USDA:	U.S. Department of Agriculture
FDICIA:	The Federal Deposit Insurance Corporation Improvement Act of 1991	2014 Equity Plan:	2014 Equity Incentive Plan, as amended
FHLB:	Federal Home Loan Bank of Boston	2024 Equity Plan:	2024 Equity Incentive Plan
FRB	Federal Reserve Bank of Boston	2024 Annual Report:	Annual Report on Form 10-K for the year ended December 31, 2024

Note 2. Legal Contingencies
In the normal course of business, the Company is involved in various legal and other proceedings. In the opinion of management, any liability resulting from such proceedings is not expected to have a material adverse effect on the Company’s consolidated financial condition or results of operations.

Union Bankshares, Inc. Page 7

Note 3. Per Share Information
The following table presents the reconciliation between the calculation of basic EPS and diluted EPS for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended March 31,
	2025	2024
	(Dollars in thousands, except per share data)
Net income	$2,501	$2,417
Weighted average common shares outstanding for basic EPS	4,538,361	4,519,209
Dilutive effect of stock-based awards (1)	28,609	17,972
Weighted average common and potential common shares for diluted EPS	4,566,970	4,537,181
Earnings per common share:
Basic EPS	$0.55	$0.53
Diluted EPS	$0.55	$0.53
____________________
(1)Dilutive effect of stock based awards represents the effect of assumed vesting of all outstanding equity compensation awards, which currently consist solely of restricted stock units to be settled in common stock. Unvested awards do not have dividend or dividend equivalent rights.

Note 4. Recent Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures. This ASU requires public entities, such as the Company, to provide enhanced disclosures on the amount of income taxes paid disaggregated by type and jurisdiction. Adoption is required for annual periods beginning after December 15, 2024 and is not expected to have a material impact on the Company's consolidated financial statements.
In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. Under ASU No. 2024-03, public business entities, such as the Company, are required to disclose in the notes to their financial statements disaggregated information about certain costs and expenses in both annual and interim filings. ASU 2024-03 is effective for the Company for annual reporting periods beginning after December 15, 2026, and is not expected to have a material impact on the Company's consolidated financial statements.

Note 5. Investment Securities

Debt securities AFS as of the balance sheet dates consisted of the following:

March 31, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. Government-sponsored enterprises	$28,913	$—	$(2,850)	$26,063
Agency mortgage-backed	201,091	80	(28,698)	172,473
State and political subdivisions	55,663	14	(8,794)	46,883
Corporate	2,500	1	(28)	2,473
Total	$288,167	$95	$(40,370)	$247,892

Union Bankshares, Inc. Page 8

December 31, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. Government-sponsored enterprises	$29,664	$—	$(3,449)	$26,215
Agency mortgage-backed	206,170	—	(32,895)	173,275
State and political subdivisions	55,737	14	(7,201)	48,550
Corporate	2,500	2	(38)	2,464
Total	$294,071	$16	$(43,583)	$250,504
There were no investment securities HTM at March 31, 2025 or December 31, 2024. At such dates, investment securities AFS with fair value of $95.7 million and $96.0 million, respectively, were pledged as collateral for FHLB borrowings and other credit subject to collateralization, public unit deposits or for other purposes as required or permitted by law. Investment securities AFS pledged as collateral for discount window borrowings at the FRB consisted of U.S. government-sponsored enterprises and Agency MBS with a fair value of $9.7 million at March 31, 2025 and December 31, 2024.

The amortized cost and estimated fair value of debt securities by contractual scheduled maturity as of March 31, 2025 were as follows:

	Amortized Cost	Fair Value
Available-for-sale	(Dollars in thousands)
Due in one year or less	$1,020	$1,020
Due from one to five years	14,410	13,372
Due from five to ten years	11,403	10,182
Due after ten years	60,243	50,845
	87,076	75,419
Agency mortgage-backed	201,091	172,473
Total debt securities available-for-sale	$288,167	$247,892

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

Information pertaining to all AFS debt securities with gross unrealized losses, for which an ACL has not been recorded, as of the balance sheet dates, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

March 31, 2025	Less Than 12 Months			12 Months and over			Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
		(Dollars in thousands)
U.S. Government- sponsored enterprises	1	$1,931	$(64)	26	$24,132	$(2,786)	27	$26,063	$(2,850)
Agency mortgage-backed	8	28,308	(333)	87	130,242	(28,365)	95	158,550	(28,698)
State and political subdivisions	1	1,522	(51)	52	44,846	(8,743)	53	46,368	(8,794)
Corporate	2	998	(1)	2	973	(27)	4	1,971	(28)
Total	12	$32,759	$(449)	167	$200,193	$(39,921)	179	$232,952	$(40,370)

Union Bankshares, Inc. Page 9

December 31, 2024	Less Than 12 Months			12 Months and over			Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
		(Dollars in thousands)
U.S. Government- sponsored enterprises	1	$2,012	$(69)	26	$24,203	$(3,380)	27	$26,215	$(3,449)
Agency mortgage-backed	11	43,367	(784)	87	129,908	(32,111)	98	173,275	(32,895)
State and political subdivisions	1	1,564	(8)	52	46,470	(7,193)	53	48,034	(7,201)
Corporate	1	499	(1)	3	1,463	(37)	4	1,962	(38)
Total	14	$47,442	$(862)	168	$202,044	$(42,721)	182	$249,486	$(43,583)

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

No ACL for AFS debt securities was recorded at March 31, 2025 or December 31, 2024. Accrued interest receivable on AFS debt securities totaled $885 thousand and $1.2 million at March 31, 2025 and December 31, 2024, respectively, and is excluded from the estimate of credit losses.

There were no sales of investment securities AFS for the three months ended March 31, 2025 or 2024.

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

Union Bankshares, Inc. Page 10

The composition of Net loans as of the balance sheet dates, by regulatory call report code segmentation based on underlying collateral or purpose for certain loan types, was as follows:

	March 31, 2025	December 31, 2024
Residential real estate	(Dollars in thousands)
Non-revolving residential real estate	$441,149	$445,425
Revolving residential real estate	22,177	21,884
Construction real estate
Commercial construction real estate	51,385	54,985
Residential construction real estate	56,089	51,202
Commercial real estate
Non-residential commercial real estate	334,444	330,010
Multi-family residential real estate	106,392	104,328
Commercial	34,310	35,175
Consumer	2,824	2,523
Municipal	112,389	110,204
Gross loans	1,161,159	1,155,736
ACL on loans	(8,110)	(7,680)
Net deferred loan costs	2,162	2,162
Net loans	$1,155,211	$1,150,218
Qualifying residential first mortgage loans and certain commercial real estate loans with an aggregate carrying value of $401.9 million and $394.5 million were pledged as collateral for borrowings from the FHLB under a blanket lien at March 31, 2025 and December 31, 2024, respectively.
Accrued interest receivable on loans totaled $6.3 million and $5.2 million at March 31, 2025 and December 31, 2024, respectively, and is excluded from the estimate of credit losses described in Note 7.

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

Union Bankshares, Inc. Page 11

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

Union Bankshares, Inc. Page 12

Changes in the ACL on loans, by segment of loans, for the three months ended March 31, 2025 and 2024 were as follows:

For The Three Months Ended March 31, 2025	Balance, December 31, 2024	Charge-Offs	Recoveries	Credit Loss Expense (Benefit)	Balance, March 31, 2025
	(Dollars in thousands)
Non-revolving residential real estate	$3,212	$—	$5	$(351)	$2,866
Revolving residential real estate	280	—	—	(80)	200
Residential real estate	3,492	—	5	(431)	3,066
Commercial construction real estate	651	—	—	171	822
Residential construction real estate	102	—	—	94	196
Construction real estate	753	—	—	265	1,018
Non-residential commercial real estate	2,766	—	—	489	3,255
Multi-family residential real estate	212	—	—	46	258
Commercial real estate	2,978	—	—	535	3,513
Commercial	377	—	—	50	427
Consumer	6	(4)	—	5	7
Municipal	74	—	—	5	79
Total	$7,680	$(4)	$5	$429	$8,110

For The Three Months Ended March 31, 2024	Balance, December 31, 2023	Charge-Offs	Recoveries	Credit Loss Expense (Benefit)	Balance, March 31, 2024
	(Dollars in thousands)
Non-revolving residential real estate	$2,361	$—	$1	$483	$2,845
Revolving residential real estate	159	—	—	88	247
Residential real estate	2,520	—	1	571	3,092
Commercial construction real estate	1,035	—	—	(615)	420
Residential construction real estate	163	—	—	(70)	93
Construction real estate	1,198	—	—	(685)	513
Non-residential commercial real estate	2,182	—	—	272	2,454
Multi-family residential real estate	244	—	—	(36)	208
Commercial real estate	2,426	—	—	236	2,662
Commercial	352	—	—	(45)	307
Consumer	5	—	—	1	6
Municipal	65	—	—	—	65
Total	$6,566	$—	$1	$78	$6,645

Union Bankshares, Inc. Page 13

The Company's ACL on off-balance sheet credit exposures is recognized as a liability within Accrued interest and other liabilities on the consolidated balance sheets, with adjustments to the ACL recognized in Credit loss expense (benefit) in the consolidated statements of income. The Company's activity in the ACL on off-balance sheet credit exposures for the three months ended March 31, 2025 and 2024 were as follows:

	For the Three Months Ended March 31,
	2025	2024
ACL on Off-Balance Sheet Credit Exposures	(Dollars in thousands)
Balance at beginning of period	$1,071	$1,233
Credit loss benefit	(194)	(308)
Balance at end of period	$877	$925

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

Union Bankshares, Inc. Page 14

The following tables summarize the Company's loans by year of origination and by loan ratings applied by management to the Company's loans by segment as of March 31, 2025 and December 31, 2024:

March 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving	Total
Residential Real Estate	(Dollars in thousands)
Pass	$6,855	$79,880	$66,217	$96,741	$77,891	$76,531	$—	$404,115
Satisfactory/Monitor	1,538	5,179	6,436	10,789	3,601	8,359	—	35,902
Substandard	—	25	—	1,106	—	1	—	1,132
Non-revolving residential real estate	8,393	85,084	72,653	108,636	81,492	84,891	—	441,149
Pass	—	—	—	—	—	—	20,694	20,694
Satisfactory/Monitor	—	—	—	—	—	—	1,460	1,460
Substandard	—	—	—	—	—	—	23	23
Revolving residential real estate	—	—	—	—	—	—	22,177	22,177
Construction Real Estate
Pass	1,913	8,663	1,574	4,442	1,459	1,181	—	19,232
Satisfactory/Monitor	—	16,455	2,149	—	1,174	215	—	19,993
Substandard	—	—	12,160	—	—	—	—	12,160
Commercial construction real estate	1,913	25,118	15,883	4,442	2,633	1,396	—	51,385
Pass	3,460	37,394	6,133	965	—	—	—	47,952
Satisfactory/Monitor	1,183	2,152	872	171	2,130	1,629	—	8,137
Substandard	—	—	—	—	—	—	—	—
Residential construction real estate	4,643	39,546	7,005	1,136	2,130	1,629	—	56,089
Commercial Real Estate
Pass	4,563	3,406	8,564	47,779	29,530	77,047	6,681	177,570
Satisfactory/Monitor	1,529	54,653	18,971	18,269	15,821	28,151	14,926	152,320
Substandard	—	—	—	—	—	4,533	21	4,554
Non-residential commercial real estate	6,092	58,059	27,535	66,048	45,351	109,731	21,628	334,444
Pass	—	1,050	279	4,297	9,973	37,785	—	53,384
Satisfactory/Monitor	—	1,211	5,620	14,864	10,212	20,849	—	52,756
Substandard	—	—	—	—	—	252	—	252
Multi-family residential real estate	—	2,261	5,899	19,161	20,185	58,886	—	106,392
Pass	932	2,862	2,012	2,879	1,417	7,453	3,491	21,046
Satisfactory/Monitor	410	1,860	2,748	2,030	1,925	2,581	948	12,502
Substandard	—	47	—	—	—	—	715	762
Commercial	1,342	4,769	4,760	4,909	3,342	10,034	5,154	34,310
Pass	681	1,001	683	78	34	218	23	2,718
Satisfactory/Monitor	106	—	—	—	—	—	—	106
Substandard	—	—	—	—	—	—	—	—
Consumer	787	1,001	683	78	34	218	23	2,824
Pass	4,786	91,863	10,199	683	524	4,334	—	112,389
Satisfactory/Monitor	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Municipal	4,786	91,863	10,199	683	524	4,334	—	112,389
Total Loans	$27,956	$307,701	$144,617	$205,093	$155,691	$271,119	$48,982	$1,161,159

Union Bankshares, Inc. Page 15

December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving	Total
Residential Real Estate	(Dollars in thousands)
Pass	$83,371	$70,515	$100,168	$79,234	$27,326	$51,661	$—	$412,275
Satisfactory/Monitor	5,381	5,065	10,744	3,642	2,450	5,627	—	32,909
Substandard	—	—	—	—	158	83	—	241
Non-revolving residential real estate	88,752	75,580	110,912	82,876	29,934	57,371	—	445,425
Pass	—	—	—	—	—	—	20,516	20,516
Satisfactory/Monitor	—	—	—	—	—	—	1,344	1,344
Substandard	—	—	—	—	—	—	24	24
Revolving residential real estate	—	—	—	—	—	—	21,884	21,884
Construction Real Estate
Pass	8,968	2,216	4,514	1,460	559	714	—	18,431
Satisfactory/Monitor	13,524	15,276	1,760	5,800	53	141	—	36,554
Substandard	—	—	—	—	—	—	—	—
Commercial construction real estate	22,492	17,492	6,274	7,260	612	855	—	54,985
Pass	34,189	8,725	960	—	—	—	—	43,874
Satisfactory/Monitor	2,199	1,547	136	2,307	1,139	—	—	7,328
Substandard	—	—	—	—	—	—	—	—
Residential construction real estate	36,388	10,272	1,096	2,307	1,139	—	—	51,202
Commercial Real Estate
Pass	3,427	10,481	49,645	31,969	17,227	64,073	5,431	182,253
Satisfactory/Monitor	48,068	17,365	15,874	13,967	5,297	27,610	14,954	143,135
Substandard	—	—	—	—	1,606	2,969	47	4,622
Non-residential commercial real estate	51,495	27,846	65,519	45,936	24,130	94,652	20,432	330,010
Pass	1,720	283	4,329	10,115	1,853	31,787	—	50,087
Satisfactory/Monitor	563	2,484	14,980	10,291	5,535	20,132	—	53,985
Substandard	—	—	—	—	—	256	—	256
Multi-family residential real estate	2,283	2,767	19,309	20,406	7,388	52,175	—	104,328
Pass	3,224	2,583	4,417	1,517	370	7,492	3,483	23,086
Satisfactory/Monitor	1,958	2,438	899	1,977	203	2,595	1,295	11,365
Substandard	—	—	—	—	—	—	724	724
Commercial	5,182	5,021	5,316	3,494	573	10,087	5,502	35,175
Pass	1,253	777	105	53	66	188	24	2,466
Satisfactory/Monitor	57	—	—	—	—	—	—	57
Substandard	—	—	—	—	—	—	—	—
Consumer	1,310	777	105	53	66	188	24	2,523
Pass	93,280	10,482	1,363	606	1,272	3,201	—	110,204
Satisfactory/Monitor	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Municipal	93,280	10,482	1,363	606	1,272	3,201	—	110,204
Total Loans	$301,182	$150,237	$209,894	$162,938	$65,114	$218,529	$47,842	$1,155,736

Gross charge-offs for the three months ended March 31, 2025 consisted of two consumer loans totaling $4 thousand that were originated in 2023. There were no gross charge-off for the three months ended March 31, 2024.

Union Bankshares, Inc. Page 16

A summary of current and past due loans as of March 31, 2025 and December 31, 2024 follows:

March 31, 2025	30-59 Days	60-89 Days	90 Days and Over	Total Past Due	Current	Total
	(Dollars in thousands)
Residential real estate
Non-revolving residential real estate	$1,832	$—	$695	$2,527	$438,622	$441,149
Revolving residential real estate	—	—	—	—	22,177	22,177
Construction real estate
Commercial construction real estate	82	—	—	82	51,303	51,385
Residential construction real estate	—	—	—	—	56,089	56,089
Commercial real estate
Non-residential commercial real estate	289	—	—	289	334,155	334,444
Multi-family residential real estate	—	—	—	—	106,392	106,392
Commercial	—	—	48	48	34,262	34,310
Consumer	—	—	—	—	2,824	2,824
Municipal	—	—	—	—	112,389	112,389
Total	$2,203	$—	$743	$2,946	$1,158,213	$1,161,159

December 31, 2024	30-59 Days	60-89 Days	90 Days and Over	Total Past Due	Current	Total
	(Dollars in thousands)
Residential real estate
Non-revolving residential real estate	$1,560	$1,158	$241	$2,959	$442,466	$445,425
Revolving residential real estate	—	—	—	—	21,884	21,884
Construction real estate
Commercial construction real estate	—	—	—	—	54,985	54,985
Residential construction real estate	—	—	—	—	51,202	51,202
Commercial real estate
Non-residential commercial real estate	355	46	—	401	329,609	330,010
Multi-family residential real estate	—	—	—	—	104,328	104,328
Commercial	45	—	—	45	35,130	35,175
Consumer	—	4	—	4	2,519	2,523
Municipal	—	—	—	—	110,204	110,204
Total	$1,960	$1,208	$241	$3,409	$1,152,327	$1,155,736

A summary of nonaccrual loans as of March 31, 2025 and December 31, 2024 follows:

March 31, 2025	Nonaccrual	Nonaccrual With No Allowance for Credit Losses	90 Days and Over and Accruing
Residential real estate	(Dollars in thousands)
Non-revolving residential real estate	$670	$—	$25
Construction real estate
Commercial construction real estate	12,160	—	—
Commercial real estate
Non-residential commercial real estate	1,593	1,593	—
Commercial	541	—	—
Total	$14,964	$1,593	$25

Union Bankshares, Inc. Page 17

December 31, 2024	Nonaccrual	Nonaccrual With No Allowance for Credit Losses	90 Days and Over and Accruing
Residential real estate	(Dollars in thousands)
Non-revolving residential real estate	$—	$—	$241
Commercial real estate
Non-residential commercial real estate	1,652	1,652	—
Total	$1,652	$1,652	$241

There were no loans in process of foreclosure at March 31, 2025 and one residential real estate loan totaling $8 thousand in process of foreclosure at December 31, 2024. Aggregate interest on nonaccrual loans not recognized was $416 thousand as of March 31, 2025 and $235 thousand as of December 31, 2024.
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
The following table presents collateral dependent loans to borrowers experiencing financial difficulty by loan class and collateral type as of the balance sheet dates:

	March 31, 2025	December 31, 2024
	(Dollars in thousands)
Commercial construction real estate	$12,160	$—
Non-residential commercial real estate	4,187	4,246
Commercial	541	500
Total	$16,888	$4,746

Collateral dependent loans are loans for which the repayment is expected to be provided substantially by the underlying collateral and there are no other available and reliable sources of repayment.

Occasionally, the Company modifies loans to borrowers experiencing financial difficulty by providing interest rate reductions, term extensions, payment deferrals or principal forgiveness. When principal forgiveness is provided, the amount of forgiveness is charged off against the ACL on loans. There were no loan modifications to borrowers experiencing financial difficulty during the three months ended March 31, 2025 or 2024.

The following table presents the performance of loans as of March 31, 2025 that have been modified in the last twelve months:

March 31, 2025	Current	Past Due 30-89 Days	Past Due 90 Days and Over
	(Dollars in thousands)
Non-revolving residential real estate	$12	$—	$—
Non-residential commercial real estate	2,849	—	—
Commercial	44	—	—

There were no loans to borrowers experiencing financial difficulty that were modified within the previous twelve months that had subsequently defaulted during the three months ended March 31, 2025. Loans are considered defaulted at 90 days past due.

At March 31, 2025, the Company was not committed to lend any additional funds to borrowers experiencing financial difficulty for which the Company modified the terms of the loans in the form of principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay, or a term extension.

Union Bankshares, Inc. Page 18

Note 8.  Stock Based Compensation
Under the Union Bankshares, Inc. 2024 Equity Plan, a total of 250,000 shares of the Company’s common stock have been reserved for equity awards of incentive stock options, nonqualified stock options, restricted stock and RSUs to eligible officers and (except for awards of incentive stock options) nonemployee directors. Shares available for issuance of awards under the 2024 Equity Plan consist of unissued shares of the Company’s common stock and/or shares held in treasury. The 2024 Equity Plan replaces, and is substantially similar to, the Company’s 2014 Equity Plan.

RSUs. Each outstanding RSU represents the right to receive one share of the Company's common stock upon satisfaction of applicable vesting conditions. The general terms of the awards are described in the Company's 2024 Annual Report. Prior to vesting, the RSUs do not earn dividends or dividend equivalents, nor do they bear any voting rights.
The following table summarizes the RSUs awarded to Company executives in 2025 under the 2024 Equity Compensation Plan, and the number of such RSUs remaining unvested as of March 31, 2025:

	Number of RSUs Granted	Weighted Average Grant Date Fair Value	Number of Unvested RSUs
2025 Award	18,139	$32.70	18,139
Total	18,139		18,139

The following table summarizes the RSUs awarded to Company executives in 2023 and 2024 under the 2014 Equity Plan, and the number of such RSUs remaining unvested as of March 31, 2025:

	Number of RSUs Granted	Weighted Average Grant Date Fair Value	Number of Unvested RSUs
2023 Award	19,282	$26.90	2,508
2024 Award	19,910	$28.87	11,280
Total	39,192		13,788

No new grants will be made under the 2014 Equity Plan.
Unrecognized compensation expense related to the unvested RSUs under both plans as of March 31, 2025 and 2024 was $740 thousand and $680 thousand, respectively, and $393 thousand as of December 31, 2024.
On May 15, 2024, the Company's board of directors, as a component of total director compensation, granted an aggregate of 3,736 RSUs to the Company's non-employee directors under the 2014 Equity Incentive Plan. Each RSU represents the right to receive one share of the Company's common stock upon satisfaction of applicable vesting conditions. The RSUs will vest in May 2025, subject to continued board service through the vesting date, other than in the case of the director's death or disability. Prior to vesting, the RSUs do not earn dividends or dividend equivalents, nor do they bear any voting rights. Unrecognized director compensation expense related to the unvested RSUs as of March 31, 2025 was $16 thousand.

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
The unamortized issuance costs of the Notes were $219 thousand and $227 thousand at March 31, 2025 and December 31, 2024, respectively. The Company recorded $8 thousand of issuance costs in interest expense for the three months ended March 31, 2025 and 2024. The Notes are presented net of unamortized issuance costs in the consolidated balance sheets.

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

As of the balance sheet dates, the components of Accumulated OCI, net of tax, were:

	March 31, 2025	December 31, 2024
	(Dollars in thousands)
Net unrealized losses on investment securities AFS	$(31,434)	$(33,997)

The following tables disclose the tax effects allocated to each component of OCI for the three months ended March 31:

	Three Months Ended
	March 31, 2025			March 31, 2024
	Before-Tax Amount	Tax Expense	Net-of-Tax Amount	Before-Tax Amount	Tax Benefit	Net-of-Tax Amount
Investment securities AFS:	(Dollars in thousands)
Net unrealized holding gains (losses) arising during the period on investment securities AFS	$3,294	$(731)	$2,563	$(3,767)	$828	$(2,939)
Total other comprehensive income (loss)	$3,294	$(731)	$2,563	$(3,767)	$828	$(2,939)

There were no reclassification adjustments from OCI for the three months ended March 31, 2025 or 2024.

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

Union Bankshares, Inc. Page 20

Assets measured at fair value on a recurring basis at March 31, 2025 and December 31, 2024, segregated by fair value hierarchy level, are summarized below:

	Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2025:	(Dollars in thousands)
Debt securities AFS:
U.S. Government-sponsored enterprises	$26,063	$2,754	$23,309	$—
Agency mortgage-backed	172,473	—	172,473	—
State and political subdivisions	46,883	—	46,883	—
Corporate	2,473	—	2,473	—
Total debt securities	$247,892	$2,754	$245,138	$—

Other investments:
Mutual funds	$1,739	$1,739	$—	$—

December 31, 2024:
Debt securities AFS:
U.S. Government-sponsored enterprises	$26,215	$2,702	$23,513	$—
Agency mortgage-backed	173,275	—	173,275	—
State and political subdivisions	48,550	—	48,550	—
Corporate	2,464	—	2,464	—
Total debt securities	$250,504	$2,702	$247,802	$—

Other investments:
Mutual funds	$1,754	$1,754	$—	$—

There were no transfers in or out of Levels 1 and 2 during the three months ended March 31, 2025 or the year ended December 31, 2024, nor were there any Level 3 assets at any time during these periods. Certain other assets and liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Assets and liabilities measured at fair value on a nonrecurring basis in periods after initial recognition, such as collateral dependent individually evaluated loans, MSRs and OREO, were not considered material at March 31, 2025 or December 31, 2024. The Company has not elected to apply the fair value method to any financial assets or liabilities other than those situations where other accounting pronouncements require fair value measurements.

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

Union Bankshares, Inc. Page 21

As of the balance sheet dates, the estimated fair values and related carrying amounts of the Company's significant financial instruments were as follows:

	March 31, 2025
	Fair Value Measurements
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$13,712	$13,712	$13,712	$—	$—
Interest bearing deposits in banks	7,959	7,959	—	7,959	—
Investment securities	249,631	249,631	4,493	245,138	—
Loans held for sale	4,055	4,110	—	4,110	—
Loans, net
Residential real estate	461,123	429,540	—	—	429,540
Construction real estate	106,656	105,719	—	—	105,719
Commercial real estate	438,144	417,539	—	—	417,539
Commercial	33,946	32,753	—	—	32,753
Consumer	2,823	2,769	—	—	2,769
Municipal	112,519	109,937	—	—	109,937
Accrued interest receivable	7,213	7,213	—	885	6,328
Nonmarketable equity securities	10,889	N/A	N/A	N/A	N/A
Financial liabilities
Deposits
Noninterest bearing	$232,550	$232,550	$232,550	$—	$—
Interest bearing	682,886	682,886	682,886	—	—
Time	265,940	265,200	—	265,200	—
Borrowed funds
Long-term	240,696	242,195	—	242,195	—
Subordinated notes	16,281	16,831	—	16,831	—
Accrued interest payable	3,056	3,056	—	3,056	—

Union Bankshares, Inc. Page 22

	December 31, 2024
	Fair Value Measurements
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$15,838	$15,838	$15,838	$—	$—
Interest bearing deposits in banks	9,462	9,449	—	9,449	—
Investment securities	252,258	252,258	4,456	247,802	—
Loans held for sale	5,204	5,303	—	5,303	—
Loans, net
Residential real estate	464,691	425,103	—	—	425,103
Construction real estate	105,633	103,672	—	—	103,672
Commercial real estate	432,173	395,713	—	—	395,713
Commercial	34,863	33,096	—	—	33,096
Consumer	2,522	2,477	—	—	2,477
Municipal	110,336	108,163	—	—	108,163
Accrued interest receivable	6,470	6,470	—	1,226	5,244
Nonmarketable equity securities	11,352	N/A	N/A	N/A	N/A
Financial liabilities
Deposits
Noninterest bearing	$226,048	$226,048	$226,048	$—	$—
Interest bearing	714,862	714,862	714,862	—	—
Time	227,984	226,890	—	226,890	—
Borrowed funds
Short-term	29,000	28,946	—	28,946	—
Long-term	230,696	229,613	—	229,613	—
Subordinated notes	16,273	16,128	—	16,128	—
Accrued interest payable	3,319	3,319	—	3,319	—
The carrying amounts in the preceding tables are included in the consolidated balance sheets under the applicable captions. Accrued interest receivable and nonmarketable equity securities are included in Other assets in the consolidated balance sheets.

Note 12. Subsequent Events
Subsequent events represent events or transactions occurring after the balance sheet date but before the financial statements are issued. Financial statements are considered “issued” when they are widely distributed to shareholders and others for general use and reliance in a form and format that complies with GAAP. Events occurring subsequent to March 31, 2025 have been evaluated as to their potential impact to the consolidated financial statements.
On April 16, 2025, the Company declared a regular quarterly cash dividend of $0.36 per share, payable May 1, 2025, to stockholders of record on April 26, 2025.

Union Bankshares, Inc. Page 23

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
GENERAL
The following discussion and analysis focuses on those factors that, in management's view, had a material effect on the financial position of the Company as of March 31, 2025 and December 31, 2024, and its results of operations for the three months ended March 31, 2025 and 2024. This discussion is being presented to provide a narrative explanation of the consolidated financial statements and should be read in conjunction with the consolidated financial statements and related notes and with other financial data appearing elsewhere in this filing and with the Company's 2024 Annual Report. In the opinion of the Company's management, the interim unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments and disclosures necessary to fairly present the Company's consolidated financial position and results of operations for the interim periods presented. Management is not aware of the occurrence of any events after March 31, 2025 which would materially affect the information presented.
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

Forward-looking statements are based on the current assumptions underlying the statements and other information with respect to the beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions of management and the financial condition, results of operations, future performance and business are only expectations of future results. Although the Company believes that the expectations reflected in the Company’s forward-looking statements are reasonable when made, the Company’s actual results could differ materially from those projected in the forward-looking statements as a result of, among other factors, changes in interest rates; competitive pressures from other financial institutions; general economic conditions on a national basis or in the local markets in which the Company operates; downgrades of U.S. government securities; eroding public confidence in the banking system; changes in consumer behavior due to changing political, business and economic conditions, including the impact of inflation, federal tariff and trade policies and legislative or regulatory initiatives; changes in the value of securities and other assets in the Company’s investment portfolio; increases in loan and lease default and charge-off rates; the adequacy of the ACL; decreases in deposit levels that necessitate increases in borrowing to fund loans and investments; operational risks to the Company and our vendors, including, but not limited to, cybersecurity incidents, fraud, natural disasters and future pandemics; changes in regulation, war, terrorism, civil unrest; changes in economic assumptions and adverse economic developments; the risk that goodwill and intangibles recorded in the Company’s financial statements will become impaired; changes in assumptions used in making such forward-looking statements; and the other risks and uncertainties detailed in the Company’s 2024 Annual Report.

In addition to the uncertainties detailed in the Company's 2024 Annual Report, the banking industry continues to be faced with an inverted yield curve, unrealized securities losses, and higher funding costs.

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

Union Bankshares, Inc. Page 24

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
Please refer to the Company's 2024 Annual Report on Form 10-K for a more in-depth discussion of the Company's critical accounting policies. There have been no changes to the Company's critical accounting policies since the filing of that report.

OVERVIEW
The current macroeconomic and geopolitical environment is subject to a number of uncertainties, including geopolitical conflicts, tariffs or changes in trade policies, capital markets volatility, and inflation. These and other factors may contribute to slower or negative economic growth and a challenging business environment for our customers. While we remain confident in the resilience and strength of our business and financial model, the current macroeconomic and geopolitical environment could negatively impact our financial condition and results of operations. For more information about these risks, please see “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024.

Consolidated net income increased $84 thousand, or 3.5%, to $2.5 million for the first quarter of 2025 compared to $2.4 million for the first quarter of 2024. The increase in net income was due to the combined effects of a $1.26 million increase in net interest income and a decrease of $15 thousand in income tax expense, partially offset by increases of $601 thousand in noninterest expenses and $465 thousand in credit loss expense, and a decrease of $127 thousand in noninterest income.

At March 31, 2025, the Company had total consolidated assets of $1.52 billion, including gross loans and loans held for sale (total loans) of $1.17 billion, deposits of $1.18 billion, borrowed funds of $240.7 million, subordinated notes of $16.3 million and stockholders' equity of $70.1 million.

The Company's total capital increased to $70.1 million at March 31, 2025 from $66.5 million at December 31, 2024. This increase primarily reflects an improvement of $2.6 million in accumulated other comprehensive loss due to an increase in the fair market value of the Company's AFS investment securities, net income of $2.5 million for the first three months of 2025, partially offset by regular cash dividends declared of $1.6 million. (See Capital Resources on page 39.) These changes also resulted in an increase in the Company's book value per share to $15.44 at March 31, 2025 from $14.65 at December 31, 2024.

Union Bankshares, Inc. Page 25

The following unaudited per share information and key ratios depict several measurements of performance or financial condition at or for the three months ended March 31, 2025 and 2024:

	Three Months Ended or At March 31,
	2025	2024
Return on average assets (1)	0.65%	0.68%
Return on average equity (1)	14.60%	15.08%
Net interest margin (1)(2)	2.88%	2.68%
Efficiency ratio (3)	75.73%	79.68%
Net interest spread (4)	2.41%	2.23%
Loan to deposit ratio	98.63%	88.56%
Net loan charge-offs to average loans not held for sale	—%	—%
ACL on loans to loans not held for sale	0.70%	0.64%
Nonperforming assets to total assets (5)	0.98%	0.13%
Equity to assets	4.60%	4.50%
Total capital to risk weighted assets	12.63%	13.36%
Book value per share	$15.44	$14.12
Basic earnings per share	$0.55	$0.53
Diluted earnings per share	$0.55	$0.53
Dividends paid per share	$0.36	$0.36
Dividend payout ratio (6)	65.45%	67.92%
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

Interest earned on average earning assets for the three months ended March 31, 2025 was $18.3 million compared to $15.6 million for the three months ended March 31, 2024, an increase of $2.7 million, or 17.1%. The average earning asset base increased $104.4 million between periods and the average yield on average earning assets increased 46 bps to 5.06% for the three months ended March 31, 2025 compared to 4.60% for the three months ended March 31, 2024.

The average yield on federal funds sold and overnight deposits decreased 188 bps and its related interest income also decreased by $291 thousand between the three month comparison periods due to a decrease in the average balance maintained in Union's master account at the FRB and a decrease in average rate paid on these balances. Interest income on investment securities increased $189 thousand between comparison periods due to an increase in the average yield of 33 bps despite a decrease in the average balance of the portfolio of $12.2 million. The reduction in volume of the portfolio between periods was primarily related to the previously disclosed balance sheet repositioning transaction in the third quarter of 2024, whereby $38.5 million of lower yielding AFS debt securities were sold and proceeds of $26.0 million were reinvested in higher yielding AFS debt securities. Interest income on loans increased $2.7 million between the three month comparison periods due to an increase in the average volume of loans outstanding of $131.5 million and an increase of 40 bps in the average yield.

Union Bankshares, Inc. Page 26

Average interest bearing liabilities increased $108.0 million between the three month comparison periods primarily due to an increase in borrowed funds, partially offset by decreases in each of the deposit classes. The average rate paid on interest bearing liabilities increased 28 bps to 2.65% for the first quarter of 2025 compared to 2.37% for the first quarter of 2024. Interest expense increased $1.4 million, to $8.0 million for the three months ended March 31, 2025 compared to $6.6 million for the three months ended March 31, 2024. Interest expense on borrowed funds increased $1.2 million, or 100.8%, for the comparison periods due to an increase of $125.9 million in the average volume despite a decrease of 7 bps in the average rate paid. Higher rates paid on customer deposit accounts, despite lower balances, resulted in an increase in interest expense of $171 thousand, or 3.26%, between periods.

The net interest spread increased 18 bps to 2.41% for the first quarter of 2025, from 2.23% for the same period last year, reflecting the net effect of the 46 bps increase in the average yield earned on interest earning assets, which was partially offset by the 28 bps increase in the average rate paid on interest bearing liabilities between periods. The net interest margin increased 20 bps during the first quarter of 2025 compared to the same period last year as a result of the changes discussed above.

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

	Three Months Ended March 31,
	2025			2024
	Average Balance (1)	Interest Earned/ Paid	Average Yield/ Rate	Average Balance (1)	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Average Assets:
Federal funds sold and overnight deposits	$19,417	$152	3.14%	$34,891	$443	5.02%
Interest bearing deposits in banks	8,800	93	4.28%	14,247	115	3.26%
Investment securities (2), (3)	291,736	1,800	2.52%	303,889	1,611	2.19%
Loans, net (2), (4)	1,155,014	16,047	5.71%	1,023,474	13,372	5.31%
Nonmarketable equity securities	10,996	203	7.48%	5,058	80	6.36%
Total interest earning assets (2)	1,485,963	18,295	5.06%	1,381,559	15,621	4.60%
Cash and due from banks	4,624			4,457
Premises and equipment	20,138			20,906
Other assets	23,256			18,790
Total assets	$1,533,981			$1,425,712
Average Liabilities and Stockholders' Equity:
Interest bearing checking accounts	$304,632	1,021	1.36%	$312,336	1,038	1.34%
Savings/money market accounts	404,908	1,890	1.89%	406,391	1,653	1.64%
Time deposits	254,865	2,499	3.98%	263,665	2,548	3.89%
Borrowed funds and other liabilities	244,221	2,472	4.05%	118,296	1,231	4.12%
Subordinated notes	16,276	143	3.55%	16,242	143	3.53%
Total interest bearing liabilities	1,224,902	8,025	2.65%	1,116,930	6,613	2.37%
Noninterest bearing deposits	223,450			227,866
Other liabilities	17,123			16,794
Total liabilities	1,465,475			1,361,590
Stockholders' equity	68,506			64,122
Total liabilities and stockholders’ equity	$1,533,981			$1,425,712
Net interest income		$10,270			$9,008
Net interest spread (2)			2.41%			2.23%
Net interest margin (2)			2.88%			2.68%
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

Union Bankshares, Inc. Page 28

Tax exempt interest income amounted to $1.7 million and $1.3 million for the three months ended March 31, 2025 and 2024, respectively. The following table presents the effect of tax exempt income on the calculation of net interest income, using a marginal federal corporate income tax rate of 21% for the 2025 and 2024 three month comparison periods:

	For The Three Months Ended March 31,
	2025	2024
	(Dollars in thousands)
Net interest income, as presented	$10,270	$9,008
Effect of tax-exempt interest
Investment securities	35	56
Loans	225	137
Net interest income, tax equivalent	$10,530	$9,201

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
•changes in rate (change in rate multiplied by prior volume); and
•total change in rate and volume.

Changes attributable to both rate and volume have been allocated proportionately to the change due to volume and the change due to rate.

	Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024 Increase/(Decrease) Due to Change In
	Volume	Rate	Net
	(Dollars in thousands)
Interest earning assets:
Federal funds sold and overnight deposits	$(158)	$(133)	$(291)
Interest bearing deposits in banks	(52)	30	(22)
Investment securities	(58)	247	189
Loans, net	1,704	971	2,675
Nonmarketable equity securities	107	16	123
Total interest earning assets	$1,543	$1,131	$2,674
Interest bearing liabilities:
Interest bearing checking accounts	$(29)	$12	$(17)
Savings/money market accounts	(13)	250	237
Time deposits	(95)	46	(49)
Borrowed funds	1,259	(18)	1,241
Subordinated notes	—	—	—
Total interest bearing liabilities	$1,122	$290	$1,412
Net change in net interest income	$421	$841	$1,262

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

Union Bankshares, Inc. Page 29

Credit loss expense (benefit) was made up of the following components for the following periods:

	For the Three Months Ended March 31,
	2025	2024
	(Dollars in thousands)
Credit loss expense for loans	$429	$78
Credit loss benefit for off-balance sheet credit exposures	(194)	(308)
Credit loss expense (benefit), net	$235	$(230)

Noninterest Income. The following table sets forth the components of noninterest income and changes between the three month comparison periods of 2025 and 2024:

	For the Three Months Ended March 31,
	2025	2024	$ Variance	% Variance
	(Dollars in thousands)
Wealth management income	$276	$255	$21	8.2
Service fees	1,657	1,662	(5)	(0.3)
Net gains on sales of loans held for sale	389	287	102	35.5
Income from Company-owned life insurance	119	117	2	1.7
Other income	34	151	(117)	(77.5)
Net (losses) gains on other investments	(35)	95	(130)	(136.8)
Total noninterest income	$2,440	$2,567	$(127)	(4.9)

The significant changes in noninterest income for the three months ended March 31, 2025 compared to the same period of 2024 are described below:
•Wealth management income: Wealth management income increased as managed fiduciary accounts grew between March 31, 2025 and 2024, as did the value of assets within those accounts.
•Net gains on sales of loans held for sale. Residential mortgage loans totaling $25.8 million were sold during the three months ended March 31, 2025 compared to sales of $21.7 million during the same period in 2024. The increase of $102 thousand in net gains on sales of loans reflects the higher sales volume and higher premiums obtained on sales in 2025.
•Other income. The Company received $117 thousand in prepayment penalties from the early payoff of loans during the first quarter of 2024 that were not received during the same period of 2025.
•Net (losses) gains on other investments. Participants in the 2020 Amended and Restated Nonqualified Excess Plan elect to defer receipt of current compensation from the Company or its subsidiary and select designated reference investments consisting of investment funds. The performance of those funds, over which the Company has no control, resulted in net losses of $35 thousand and net gains of $95 thousand for the three months ended March 31, 2025 and 2024, respectively.

Union Bankshares, Inc. Page 30

Noninterest Expenses. The following table sets forth the components of noninterest expenses and changes between the three month comparison periods ended March 31, 2025 and 2024:

	For the Three Months Ended March 31,
	2025	2024	$ Variance	% Variance
	(Dollars in thousands)
Salaries and wages	$3,911	$3,553	$358	10.1
Employee benefits	1,581	1,489	92	6.2
Occupancy expense, net	652	569	83	14.6
Equipment expense	1,049	943	106	11.2
FDIC insurance assessment	338	242	96	39.7
ATM and debit card expense	275	302	(27)	(8.9)
Electronic banking expenses	157	106	51	48.1
Advertising and public relations	149	178	(29)	(16.3)
Legal expense	65	44	21	47.7
Training and development	50	72	(22)	(30.6)
Donations	44	169	(125)	(74.0)
Amortization of MSRs, net	16	40	(24)	(60.0)
Other expenses	1,537	1,516	21	1.4
Total noninterest expenses	$9,824	$9,223	$601	6.5

The significant changes in noninterest expenses for the three months ended March 31, 2025 compared to the same period in 2024 are described below:
•Salaries and wages. Salaries and wages increased $358 thousand for the three months ended March 31, 2025 compared to the same period in 2024 primarily due to annual salary adjustments for the 2025 fiscal year and to an increase of $60 thousand in the accrual related to the annual incentive plan payments to select officers of Union during the first quarter of 2025 compared to 2024.
•Employee benefits. Employee benefit expense increased $92 thousand for the three months ended March 31, 2025 compared to the same period in 2024 primarily due to increases of $113 thousand in premium expense for the Company's medical and dental plans, $37 thousand in payroll taxes and $80 thousand in 401k contributions expense. These increases were partially offset by a decrease of $138 thousand in employee benefit expense related to the Company's deferred compensation plans.
•Occupancy expense, net. The increase in occupancy expense is primarily due to increases in utilities and repair and maintenance expenses as a result of the winter conditions experienced during the three months ended March 31, 2025 compared to 2024.
•Equipment expense. Equipment expense increased between the three month comparison periods primarily due to an increase in software license and maintenance costs.
•FDIC insurance assessment. The FDIC insurance assessment increased by $96 thousand between the three month comparison periods due to an increase in the assessment rate as well as overall growth in net assets.
•ATM and debit card expense. During the first quarter of 2025, debit card contract incentive credits were received resulting in a decrease in expense for the three months ended March 31, 2025 compared to 2024.
•Electronic banking expenses. The increase in electronic banking expense related to software initiatives that were implemented to the online banking platform in the fourth quarter of 2024.
•Advertising and public relations. The decrease in advertising and public relations costs is primarily related to advertising campaigns and business development activities during the first quarter of 2024 that did not occur in 2025.
•Legal expense. The $21 thousand increase in legal expense between periods primarily relates to an increase in loan collection legal expenses during the first quarter of 2025 compared to 2024.
•Training and development. The cost associated with attending conferences and educational events during 2025 decreased $22 thousand compared to events attended in 2024.

Union Bankshares, Inc. Page 31

•Donations. Charitable donations are made as part of the Company's on-going commitment to enhancing the economic vitality and social welfare of our communities. Donations decreased $125 thousand between comparison periods primarily due to contributions made during the first quarter of 2024 related to a state tax credit program to assist a local affordable housing project and local non-profit rehabilitation projects that did not recur in 2025.
•Amortization of MSRs, net. Income from MSRs is derived from servicing rights acquired through the sale of loans on which servicing is retained. Capitalized servicing rights are initially recorded at fair value and amortized in proportion to, and over the period of, the estimated future servicing period of the underlying loans. The amortization of MSRs exceeded new capitalized MSRs during both comparison periods, resulting in net expense of $16 thousand and $40 thousand for the three months ended March 31, 2025 and 2024, respectively.
Provision for Income Taxes. The Company has provided for current and deferred federal income taxes for the three months ended March 31, 2025 and 2024. The Company's net provision for income taxes was $150 thousand and $165 thousand for the three months ended March 31, 2025 and 2024, respectively. The Company's effective federal corporate income tax rate was 4.9% for the three months ended March 31, 2025, compared to 8.8% for the same period in 2024.
Amortization expense related to limited partnership investments is included as a component of income tax expense and amounted to $452 thousand for the three months ended March 31, 2025 compared to $412 thousand for the same period in 2024. These investments provide tax benefits, including tax credits. Low income housing and rehabilitation tax credits with respect to limited partnership investments are also included as a component of income tax expense and amounted to $483 thousand for the three months ended March 31, 2025 and $450 thousand for the three months ended March 31, 2024.

FINANCIAL CONDITION
At March 31, 2025, the Company had total consolidated assets of $1.52 billion, including gross loans and loans held for sale (total loans) of $1.17 billion, investment securities AFS of $247.9 million, deposits of $1.18 billion, borrowed funds of $240.7 million, subordinated notes of $16.3 million and stockholders' equity of $70.1 million. The Company’s total assets at March 31, 2025 decreased $3.5 million, or 0.2%, from $1.53 billion at December 31, 2024, and increased $107.2 million, or 7.6%, compared to March 31, 2024.
Federal funds sold and overnight deposits decreased $1.7 million, or 16.2%, to $8.9 million as of March 31, 2025, from $10.7 million at December 31, 2024.
Net loans and loans held for sale increased $3.8 million, or 0.3%, to $1.16 billion, representing 76.0% of total assets at March 31, 2025, compared to $1.16 billion, or 75.6% of total assets at December 31, 2024. (See Loans Held for Sale and Loan Portfolio below.)
Total deposits increased $12.5 million, or 1.1%, to $1.18 billion at March 31, 2025, from $1.17 billion at December 31, 2024. Noninterest bearing deposits increased by $6.5 million, or 2.9%, interest bearing deposits decreased by $32.0 million, or 4.5%, and time deposits increased by $38.0 million, or 16.6%. (See Deposits on page 36.)
Borrowed funds consisted of FHLB advances of $240.7 million and $259.7 million at March 31, 2025 and December 31, 2024, respectively. (See Borrowings on page 37.)
Stockholders’ equity increased from $66.5 million at December 31, 2024 to $70.1 million at March 31, 2025, reflecting a decrease of $2.6 million in accumulated other comprehensive loss due to an increase in the fair market value of the Company's AFS investment securities, net income of $2.5 million for the first three months of 2025, an increase of $146 thousand in additional paid in capital from the vesting of stock based compensation, and an $18 thousand increase due to the issuance of common stock under the DRIP, partially offset by cash dividends declared of $1.6 million. (See Capital Resources on page 39.)

Loans Held for Sale and Loan Portfolio. Total loans (including loans held for sale) increased $4.3 million, or 0.4%, to $1.17 billion, representing 76.4% of assets at March 31, 2025, from $1.16 billion, representing 76.0% of assets at December 31, 2024. The total loan portfolio at March 31, 2025 increased $127.6 million compared to the March 31, 2024 level of $1.04 billion, which represented 73.2% of assets. The Company’s loans consist primarily of adjustable-rate and fixed-rate mortgage loans secured by one-to-four family, multi-family residential or commercial real estate. Real estate secured loans represented $1.02 billion, or 87.2% of total loans at March 31, 2025 and $1.01 billion, or 87.3% of total loans at December 31, 2024. The net change in the Company's loan portfolio from December 31, 2024 (see table below) resulted primarily from an increase in the volume of residential construction, municipal and commercial real estate loans originated.

Union Bankshares, Inc. Page 32

The composition of the Company's loan portfolio, including loans held for sale, as of March 31, 2025 and December 31, 2024 was as follows:

	March 31, 2025		December 31, 2024
Loan Class	Amount	Percent	Amount	Percent
Residential real estate	(Dollars in thousands)
Non-revolving residential real estate	$441,149	37.9	$445,425	38.4
Revolving residential real estate	22,177	1.9	21,884	1.9
Construction real estate
Commercial construction real estate	51,385	4.4	54,985	4.7
Residential construction real estate	56,089	4.8	51,202	4.4
Commercial real estate
Non-residential commercial real estate	334,444	28.7	330,010	28.4
Multi-family residential real estate	106,392	9.1	104,328	9.0
Commercial	34,310	3.0	35,175	3.0
Consumer	2,824	0.3	2,523	0.3
Municipal	112,389	9.6	110,204	9.5
Loans held for sale	4,055	0.3	5,204	0.4
Total loans	1,165,214	100.0	1,160,940	100.0
ACL on loans	(8,110)		(7,680)
Unamortized net loan costs	2,162		2,162
Net loans and loans held for sale	$1,159,266		$1,155,422
The Company originates and sells qualified residential mortgage loans in various secondary market avenues to mitigate long-term interest rate risk and generate fee income, with a majority of sales made to the FHLMC/Freddie Mac, generally with servicing rights retained. At March 31, 2025, the Company serviced a $1.16 billion residential real estate mortgage portfolio, of which $4.1 million was held for sale and approximately $694.8 million of which was serviced for unaffiliated third parties.
The Company sold $25.8 million of qualified residential real estate loans to the secondary market during the first three months of 2025 compared to sales of $21.7 million during the first three months of 2024. Residential mortgage loan origination activity was strong throughout 2025. Despite low housing inventory and higher interest rates, purchase activity in the Company's markets is stable, with continued construction loan activity.
The Company also originates commercial real estate and commercial loans under various SBA, USDA and State sponsored programs which provide a government agency guaranty for a portion of the loan amount. There was $2.1 million guaranteed under these various programs at March 31, 2025 on an aggregate balance of $2.6 million in subject loans.
The Company serviced $36.4 million of commercial and commercial real estate loans for unaffiliated third parties as of March 31, 2025. This included $35.5 million of commercial or commercial real estate loans the Company originated and participated out to other financial institutions. These loans were participated in the ordinary course of business on a nonrecourse basis, for liquidity or credit concentration management purposes.
The Company capitalizes MSRs for all loans sold with servicing retained. The unamortized balance of MSRs on loans sold with servicing retained was $1.7 million at March 31, 2025, with an estimated market value in excess of the carrying value as of such date. Management periodically evaluates and measures the servicing assets for impairment.
Qualifying residential first lien mortgage loans and certain commercial real estate loans with a combined carrying value of $401.9 million were pledged as collateral for borrowings from the FHLB under a blanket lien at March 31, 2025.

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

Union Bankshares, Inc. Page 33

Repossessed assets, nonaccrual loans, and loans that are 90 days or more past due are considered to be nonperforming assets. The following table details the composition of the Company's nonperforming assets and amounts utilized to calculate certain asset quality ratios monitored by the Company's management as of the balance sheet dates and March 31, 2024:

	March 31, 2025	December 31, 2024	March 31, 2024
	(Dollars in thousands)
Nonaccrual loans	$14,964	$1,652	$1,813
Loans past due 90 days or more and still accruing interest	25	241	60
Total nonperforming assets	$14,989	$1,893	$1,873

ACL on loans	$8,110	$7,680	$6,645
Net recoveries	$(1)	$(22)	$(1)
Total loans outstanding	$1,165,214	$1,160,940	$1,037,584
Total average loans outstanding	$1,155,014	$1,077,543	$1,023,474
The increase in nonaccrual loans at March 31, 2025 primarily relates to a commercial construction loan that was placed in nonaccrual during the first quarter of 2025.

The following table shows trends of certain asset quality ratios monitored by the Company's management as of the balance sheet dates and March 31, 2024:

	March 31, 2025	December 31, 2024	March 31, 2024
	(Dollars in thousands)
ACL on loans to total loans outstanding	0.70%	0.66%	0.64%
ACL on loans to nonperforming loans	54.11%	405.71%	354.78%
ACL on loans to nonaccrual loans	54.20%	464.89%	366.52%
Nonperforming loans to total loans	1.29%	0.16%	0.18%
Nonperforming assets to total assets	0.98%	0.12%	0.13%
Nonaccrual loans to total loans	1.28%	0.14%	0.17%
Delinquent loans (30 days to nonaccruing) to total loans	1.48%	0.43%	0.43%
Net charge-offs (recoveries) to total average loans	—%	—%	—%
Residential real estate	—%	(0.01)%	—%
Net recoveries	$(5)	$(24)	$(1)
Total average loans	$468,285	$441,561	$419,763
Commercial	—%	—%	—%
Net recoveries	$—	$(1)	$—
Total average loans	$34,711	$38,949	$40,065
Consumer	0.15%	0.12%	—%
Net charge-offs	$4	$3	$—
Total average loans	$2,663	$2,499	$2,521
All other loan categories did not have charge-offs or recoveries for any of the periods presented above.
There were no loans in process of foreclosure at March 31, 2025 and one residential real estate loan totaling $8 thousand in process of foreclosure at December 31, 2024. The aggregate interest income not recognized on nonaccrual loans approximated $416 thousand and $235 thousand as of March 31, 2025 and December 31, 2024, respectively.
The Company had loans rated substandard that were on performing status totaling $1.2 million and $768 thousand at March 31, 2025 and December 31, 2024, respectively. In management's view, substandard loans represent a higher degree of risk of becoming nonperforming loans in the future.
Allowance for Credit Losses on Loans. Some of the Company’s loan customers ultimately do not make all of their contractually scheduled payments, requiring the Company to charge off a portion or all of the remaining principal balance due. The Company maintains an ACL to absorb such losses. The level of the ACL on loans at March 31, 2025 represents

Union Bankshares, Inc. Page 34

management's estimate of expected credit losses over the expected life of the loans at the balance sheet date. The Company's policy and methodologies for establishing the ACL on loans, described in the Company's 2024 Annual Report did not change during the first three months of 2025. The Company's ACL on loans was $8.1 million and $7.7 million at March 31, 2025 and December 31, 2024, respectively.
The following table reflects activity in the ACL on loans for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended March 31,
	2025	2024
	(Dollars in thousands)
Balance at beginning of period	$7,680	$6,566
Charge-offs	(4)	—
Recoveries	5	1
Net recoveries	1	1
Credit loss expense	429	78
Balance at end of period	$8,110	$6,645
The following table (net of loans held for sale) shows the internal breakdown by risk component of the Company's ACL on loans and the percentage of loans in each category to total loans in the respective portfolios at the dates indicated:

	March 31, 2025		December 31, 2024
	Amount	Percent	Amount	Percent
Residential real estate	(Dollars in thousands)
Non-revolving residential real estate	$2,866	38.0	$3,212	38.5
Revolving residential real estate	200	1.9	280	1.9
Construction real estate
Commercial construction real estate	822	4.4	651	4.8
Residential construction real estate	196	4.8	102	4.4
Commercial real estate
Non-residential commercial real estate	3,255	28.8	2,766	28.6
Multi-family residential real estate	258	9.2	212	9.0
Commercial	427	3.0	377	3.0
Consumer	7	0.2	6	0.2
Municipal	79	9.7	74	9.6
Total	$8,110	100.0	$7,680	100.0

Notwithstanding the categories shown in the table above or any specific allocation under the Company's ACL methodology, all funds in the ACL on loans are available to absorb loan losses in the portfolio, regardless of loan category or specific allocation.
Management believes, in its best estimate, that the ACL on loans at March 31, 2025 is appropriate to cover expected credit losses over the expected life of the Company’s loan portfolio as of such date. However, there can be no assurance that the Company will not sustain losses in future periods which could be greater than the size of the ACL on loans at March 31, 2025. In addition, our banking regulators, as an integral part of their examination process, periodically review our ACL. Such agencies may require us to recognize adjustments to the ACL based on their judgments about information available to them at the time of their examination. A large adjustment to the ACL on loans for losses in future periods could require increased credit loss expense to replenish the ACL on loans, which could negatively affect earnings.
Investment Activities. The Company's investment securities classified as AFS, which are carried at fair value, decreased $2.6 million to $247.9 million, comprising 16.3% of total assets, compared to $250.5 million, or 16.4% of total assets, at December 31, 2024. The decrease between periods is due to returns of principal of $5.8 million, partially offset by a decrease in unrealized losses of $3.3 million.
Net unrealized losses in the Company’s AFS investment securities portfolio were $40.3 million as of March 31, 2025, compared to net unrealized losses of $43.6 million as of December 31, 2024. The Company’s Accumulated OCI component of stockholders’ equity at March 31, 2025 reflected cumulative net unrealized losses on investment securities of $31.4 million.

Union Bankshares, Inc. Page 35

There were no securities classified as HTM at March 31, 2025 or December 31, 2024. The unrealized losses in the Company's AFS investment securities portfolio are primarily attributable to changes in long term interest rates which are tied to the pricing indexes for the securities. No declines in value were deemed by management to be impairment related to credit losses at March 31, 2025. Deterioration in credit quality and/or imbalances in liquidity that may result from changes in financial market conditions might adversely affect the fair values of the Company’s investment portfolio and the amount of gains or losses ultimately realized on the sale of such securities and may also increase the potential that credit losses may be identified in future periods, resulting in credit loss expense recorded in earnings.
Investment securities AFS with a fair value of $95.7 million and $96.0 million were pledged as collateral for FHLB borrowings and other credit subject to collateralization, public unit deposits or for other purposes as required or permitted by law at March 31, 2025 and December 31, 2024, respectively. Investment securities AFS pledged as collateral for discount window borrowings at the FRB consisted of U.S. Government-sponsored enterprises and Agency MBS with a fair value of $9.7 million at March 31, 2025 and December 31, 2024.
Deposits. The following table shows information concerning the Company's average deposits by account type and weighted average nominal rates at which interest was paid on such deposits for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024
	Average Amount	Percent of Total Deposits	Average Rate	Average Amount	Percent of Total Deposits	Average Rate
	(Dollars in thousands)
Nontime deposits:
Noninterest bearing deposits	$223,450	18.8	—	$227,866	18.8	—
Interest bearing checking accounts	304,632	25.6	1.36%	312,336	25.8	1.34%
Money market accounts	259,277	21.8	2.93%	259,265	21.4	2.54%
Savings accounts	145,631	12.3	0.04%	147,126	12.2	0.04%
Total nontime deposits	932,990	78.5	1.27%	946,593	78.2	1.14%
Total time deposits	254,865	21.5	3.98%	263,665	21.8	3.89%
Total deposits	$1,187,855	100.0	1.85%	$1,210,258	100.0	1.74%
During the first three months of 2025, average total deposits decreased by $22.4 million, or 1.9%, compared to the three months ended March 31, 2024. The average balance of total nontime deposits decreased $13.6 million between periods primarily due to decreases of $4.4 million in noninterest bearing deposits, $1.5 million in savings accounts, and $7.7 million in interest bearing checking accounts. The decrease in average noninterest bearing deposits is primarily attributable to customers spending down deposit balances, the loss of deposit dollars to competing financial institutions and brokerage firms, and customers shifting monies into time deposits as they continue to seek higher yields. The average balance in total time deposits decreased $8.8 million between periods due to a $48.8 million decrease in average retail brokered deposits, partially offset by an increase of $40.0 million in average customer time deposit accounts as customers took advantage of higher rate paying CDs.
The Company participates in CDARS, which permits it to offer full deposit insurance coverage to its customers by exchanging deposit balances with other CDARS participants. CDARS also provides the Company with an additional source of funding and liquidity through the purchase of deposits. There were no purchased CDARS at March 31, 2025 or December 31, 2024. There were $11.3 million and $13.3 million of time deposits of $250,000 or less on the balance sheet at March 31, 2025 and December 31, 2024, respectively, which were exchanged with other CDARS participants.
The Company also participates in the ICS program, a service through which it can offer its customers demand or savings deposit products with access to unlimited FDIC insurance, while receiving reciprocal deposits from other FDIC-insured banks. Like the exchange of certificate of deposit accounts through CDARS, exchange of demand or savings deposits through ICS provides a depositor with full deposit insurance coverage of excess balances, thereby helping the Company retain the full amount of the deposit on its balance sheet. As with the CDARS program, in addition to reciprocal deposits, participating banks may also purchase one-way ICS deposits. There were $504 thousand purchased ICS deposits at March 31, 2025 and no purchased ICS deposits at December 31, 2024. There were $202.6 million and $256.5 million in exchanged ICS demand and money market deposits on the balance sheet at March 31, 2025 and December 31, 2024, respectively.
At March 31, 2025 there were $30.0 million of retail brokered deposits at a weighted average rate of 4.35% issued under a master certificate of deposit program with a deposit broker for a three month and twelve month terms for the purpose of providing a supplemental source of funding and liquidity. There were no retail brokered deposits at December 31, 2024.

Union Bankshares, Inc. Page 36

Uninsured deposits have been estimated to include deposits with balances greater than the FDIC insurance coverage limit of $250 thousand. This estimate by management is based on the same methodologies and assumptions used for regulatory reporting requirements. At March 31, 2025, the Company had total estimated uninsured deposit accounts totaling $462.2 million, or 39.1% of total deposits. Uninsured deposits include $26.2 million of municipal deposits that were collateralized under applicable state regulations by investment securities or letters of credit issued by the FHLB at March 31, 2025, as described below under Borrowings.
The following table provides a maturity distribution of the Company’s time deposits in amounts in excess of the $250 thousand FDIC insurance limit at March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
	(Dollars in thousands)
Within 3 months	$16,011	$24,544
3 to 6 months	21,206	16,004
6 to 12 months	25,025	20,257
Over 12 months	1,114	918
	$63,356	$61,723

Borrowings. Advances from the FHLB are another key source of funds to support earning assets. These funds are also used to manage the Bank's interest rate and liquidity risk exposures. Borrowed funds included FHLB advances of $240.7 million with a weighted average rate of 4.08% at March 31, 2025 and $259.7 million with a weighted average rate of 4.17% at December 31, 2024. Union is required to invest in $100 par value stock of the FHLB in an amount to satisfy unpaid principal balances on qualifying loans, plus an amount to satisfy an activity based requirement. The stock is nonmarketable, and is redeemable by the FHLB at par value. With the decrease in FHLB advances outstanding at March 31, 2025, the investment in FHLB Class B common stock has decreased to $10.8 million at March 31, 2025 compared to $11.2 million at December 31, 2024. Union's investment in FHLB stock is carried at cost in Other assets on the consolidated balance sheets.
The Company has the authority, up to its available borrowing capacity with the FHLB, to collateralize public unit deposits with letters of credit issued by the FHLB. FHLB letters of credit in the amount of $42.3 million and $47.3 million were utilized as collateral for these deposits at March 31, 2025 and December 31, 2024, respectively. The Company's reimbursement obligations to the FHLB relating to these letters of credit are secured by pledged collateral, which reduces the Company's available borrowing capacity with the FHLB. Total fees paid by the Company in connection with the issuance of these letters of credit were $12 thousand and $11 thousand for the three months ended March 31, 2025 and 2024, respectively.
In August 2021, the Company completed the private placement of $16.5 million in aggregate principal amount of fixed-to-floating rate subordinated notes due 2031 to certain qualified institutional buyers and accredited investors. The Notes initially bear interest, payable semi-annually, at the rate of 3.25% per annum, until September 1, 2026. From and including September 1, 2026, the interest rate applicable to the outstanding principal amount due will reset quarterly to the then current three-month secured overnight financing rate (SOFR) plus 263 basis points. The Notes are presented in the consolidated balance sheets net of unamortized issuance costs of $219 thousand and $227 thousand at March 31, 2025 and December 31, 2024, respectively.

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

Union Bankshares, Inc. Page 37

The following table details the contractual or notional amount of financial instruments that represented credit risk at the balance sheet dates:

	March 31, 2025	December 31, 2024
	(Dollars in thousands)
Commitments to originate loans	$31,951	$47,696
Unused lines of credit	182,167	191,392
Standby and commercial letters of credit	1,544	1,640
Credit card arrangements	123	154
FHLB Mortgage Partnership Finance credit enhancement obligation, net	913	865
Commitment to purchase investment in a real estate limited partnership	2,000	2,000
Total	$218,698	$243,747
Commitments to originate loans are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Loan commitments generally have a fixed expiration date or other termination clause and may require payment of a fee. Since many of the loan commitments are expected to expire without being drawn upon and not all credit lines will be utilized, the total commitment amounts do not necessarily represent future cash requirements. Lines of credit incur seasonal volume fluctuations due to the nature of some customers' businesses, such as tourism. The decrease in commitments to originate loans at March 31, 2025 from December 31, 2024 is primarily related to a decrease in commercial construction loan commitments of $9.2 million and municipal loan commitments of $6.5 million between periods.
The Company did not hold any derivative or hedging instruments at March 31, 2025 or December 31, 2024.
In addition to commitments with credit risks arising from the Company’s financial instruments, in the normal course of business the Company enters into other types of contractual arrangements from time to time that represent off-balance sheet commitments such as contracts for the purchase or lease of property, including real property for its banking premises.
The Company records an ACL on off-balance sheet credit exposures through a charge or credit to Credit loss expense (benefit) on the consolidated statements of income to account for the change in the ACL on off-balance sheet exposures between reporting periods. The ACL on off-balance sheet credit exposures totaled $877 thousand and $1.1 million at March 31, 2025 and December 31, 2024, respectively, and was included in Accrued interest and other liabilities on the consolidated balance sheets. There was $194 thousand and $308 thousand of credit loss benefit for off-balance sheet credit exposures recorded for the three months ended March 31, 2025 and 2024, respectively.

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
As of March 31, 2025, Union, as a member of FHLB, had access to unused lines of credit up to $42.8 million over and above the $285.3 million in combined outstanding FHLB borrowings and other credit, subject to collateralization and to the purchase of required FHLB Class B common stock and evaluation by the FHLB of the underlying collateral available. This line of credit can be used for either short-term or long-term liquidity or other funding needs.
Union also maintains an IDEAL Way Line of Credit with the FHLB. The total line available was $551 thousand at March 31, 2025. There were no borrowings against this line of credit as of such date. Interest on this line is chargeable at a rate determined by the FHLB and payable monthly. Should Union utilize this line of credit, qualified portions of the loan and investment portfolios would collateralize these borrowings.
In addition to its borrowing arrangements with the FHLB, Union maintains a pre-approved federal funds line of credit totaling $15.0 million with an upstream correspondent bank, a master brokered deposit agreement with a brokerage firm, and one-way buy options with CDARS and ICS. At March 31, 2025, there were $30.0 million in retail brokered deposits issued under a master certificate of deposit program with a broker, $504 thousand in purchased ICS deposits, no purchased CDARS deposits and no outstanding advances on the correspondent line.

Union Bankshares, Inc. Page 38

Union's investment and residential loan portfolios also provide a significant amount of contingent liquidity that could be accessed in a reasonable time period through sales of those portfolios. Additional contingent liquidity sources are available with further access to the brokered deposit market and through the discount window at the FRB. These sources are considered as liquidity alternatives in our contingent liquidity plan. Management believes the Company has sufficient liquidity to meet all reasonable borrower, depositor, and creditor needs in the present economic environment. However, any projections of future cash needs and flows are subject to substantial uncertainty, including factors outside the Company's control.

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
Stockholders’ equity increased from $66.5 million at December 31, 2024 to $70.1 million at March 31, 2025, reflecting a decrease of $2.6 million in accumulated other comprehensive loss due to an increase in the fair market value of the Company's AFS investment securities, net income of $2.5 million for the first three months of 2025, an increase of $146 thousand in additional paid in capital from the vesting of stock-based compensation, and an $18 thousand increase due to the issuance of common stock under the DRIP. These increases were partially offset by cash dividends declared of $1.6 million during the three months ended March 31, 2025. The components of other comprehensive loss are illustrated in Note 10 of the unaudited consolidated financial statements.
The Company has 7,500,000 shares of $2.00 par value common stock authorized. As of March 31, 2025, the Company had 5,012,084 shares issued, of which 4,538,598 were outstanding and 473,486 were held in treasury.
In December 2024, the Company's Board reauthorized for 2025 and 2026 a limited stock repurchase plan that was initially established in May of 2010. The limited stock repurchase plan allows the repurchase of up to a fixed number of shares of the Company's common stock each calendar quarter in open market purchases or privately negotiated transactions, as management deems advisable and as market conditions may warrant. The repurchase authorization for a calendar quarter (currently 2,500 shares) expires at the end of that quarter to the extent it has not been exercised, and is not carried forward into future quarters. The quarterly repurchase authorization expires on December 31, 2026, unless reauthorized. The Company had no repurchases under this program during the first three months of 2025.
The Company maintains a DRIP whereby registered stockholders may elect to reinvest cash dividends and make optional cash contributions to purchase additional shares of the Company's common stock. The Company has reserved 200,000 shares of its common stock for issuance and sale under the DRIP. As of March 31, 2025, 13,763 shares of stock had been issued from treasury stock under the DRIP.
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

Union Bankshares, Inc. Page 39

As shown in the table below, as of March 31, 2025, both the Company and Union met all capital adequacy requirements to which they are subject and Union exceeded the requirements for a "well capitalized" bank under the FDIC's Prompt Corrective Action framework. There were no conditions or events between March 31, 2025 and the date of this report that management believes have changed either company’s regulatory capital category.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of March 31, 2025	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Company:
Total capital to risk weighted assets	$124,554	12.63%	$78,894	8.00%	N/A	N/A
Tier I capital to risk weighted assets	99,285	10.07%	59,157	6.00%	N/A	N/A
Common Equity Tier 1 to risk weighted assets	99,285	10.07%	44,368	4.50%	N/A	N/A
Tier I capital to average assets	99,285	6.31%	62,938	4.00%	N/A	N/A

Union:
Total capital to risk weighted assets	$123,859	12.57%	$78,828	8.00%	$98,535	10.00%
Tier I capital to risk weighted assets	114,871	11.66%	59,110	6.00%	78,814	8.00%
Common Equity Tier 1 to risk weighted assets	114,871	11.66%	44,333	4.50%	64,036	6.50%
Tier I capital to average assets	114,871	7.31%	62,857	4.00%	78,571	5.00%
Dividends paid by Union are the primary source of funds available to the Company for payment of dividends to its stockholders. Union is subject to certain requirements imposed by federal banking laws and regulations, which among other things, establish minimum levels of capital and restrict the amount of dividends that may be distributed by Union to the Company.
Quarterly cash dividends of $0.36 per share were paid during the first quarter of 2025 and were declared in April for the second quarter, payable on May 1, 2025 to stockholders of record on April 26, 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Omitted, in accordance with the regulatory relief available to smaller reporting companies in SEC Release Nos. 33-10513 (effective September 10, 2018).

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer, with the assistance of the Disclosure Control Committee, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2025. Based on this evaluation they concluded that those disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files with the Commission is accumulated and communicated to the Company’s management, including its principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required information.
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

Union Bankshares, Inc. Page 40

Item 1A. Risk Factors
There have been no material changes in the risk factors discussed in Part I-Item 1A, "Risk Factors" in the Company’s 2024 Annual Report since the date of the filing of that report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The Company did not issue any unregistered shares during the quarter ended March 31, 2025.
There were no repurchases of the Company's equity securities during the quarter ended March 31, 2025.

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
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the unaudited consolidated balance sheets, (ii) the unaudited consolidated statements of income for the three months ended March 31, 2025 and 2024, (iii) the unaudited consolidated statements of comprehensive income for the three months ended March 31, 2025 and 2024, (iv) the unaudited consolidated statements of changes in stockholders' equity, (iv) the unaudited consolidated statements of cash flows and (v) related notes.

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

Union Bankshares, Inc.

May 14, 2025	/s/ David S. Silverman
David S. Silverman
Director, President and Chief Executive Officer

May 14, 2025	/s/ Karyn J. Hale
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

101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the unaudited consolidated balance sheets, (ii) the unaudited consolidated statements of income for the three months ended March 31, 2025 and 2024, (iii) the unaudited consolidated statements of comprehensive income for the three months ended March 31, 2025 and 2024, (iv) the unaudited consolidated statements of changes in stockholders' equity, (iv) the unaudited consolidated statements of cash flows and (v) related notes.

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