Form 10-Q
period 2025-06-30
UNION BANKSHARES INC
filed 2025-08-13
CIK 706863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2025

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐      No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of July 25, 2025.

Common Stock, $2 par value	4,551,337	shares

UNION BANKSHARES, INC.
TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	June 30, 2025	December 31, 2024
	(Unaudited)
Assets	(Dollars in thousands)
Cash and due from banks	$4,731	$5,168
Federal funds sold and overnight deposits	24,536	10,670
Cash and cash equivalents	29,267	15,838
Interest bearing deposits in banks	6,963	9,462
Investment securities available-for-sale	240,537	250,504
Other investments	1,886	1,754
Total investments	242,423	252,258
Loans held for sale	8,992	5,204
Loans	1,102,766	1,155,736
Allowance for credit losses on loans	(8,307)	(7,680)
Net deferred loan costs	2,156	2,162
Net loans	1,096,615	1,150,218
Premises and equipment, net	20,251	20,225
Other assets	75,853	75,153
Total assets	$1,480,364	$1,528,358
Liabilities and Stockholders’ Equity
Liabilities
Deposits
Noninterest bearing	$217,317	$226,048
Interest bearing	578,411	714,862
Time	307,618	227,984
Total deposits	1,103,346	1,168,894
Borrowed funds	270,674	259,696
Subordinated notes	16,290	16,273
Accrued interest and other liabilities	18,796	17,015
Total liabilities	1,409,106	1,461,878
Commitments and Contingencies
Stockholders’ Equity
Common stock, $2.00 par value; 7,500,000 shares authorized; 5,024,257 shares issued at June 30, 2025 and 5,012,084 shares issued at December 31, 2024	10,049	10,024
Additional paid-in capital	3,380	3,031
Retained earnings	93,350	91,722
Treasury stock at cost; 472,922 shares at June 30, 2025 and 474,075 shares at December 31, 2024	(4,290)	(4,300)
Accumulated other comprehensive loss	(31,231)	(33,997)
Total stockholders' equity	71,258	66,480
Total liabilities and stockholders' equity	$1,480,364	$1,528,358

See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 1

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest and dividend income	(Dollars in thousands, except per share data)
Interest and fees on loans	$16,563	$14,540	$32,610	$27,912
Interest on debt securities:
Taxable	1,314	1,057	2,726	2,150
Tax exempt	389	527	777	1,045
Dividends	199	104	402	184
Interest on federal funds sold and overnight deposits	178	194	330	637
Interest on interest bearing deposits in banks	78	130	171	245
Total interest and dividend income	18,721	16,552	37,016	32,173
Interest expense
Interest on deposits	5,607	4,882	11,017	10,121
Interest on borrowed funds	2,526	2,044	4,998	3,275
Interest on subordinated notes	142	142	285	285
Total interest expense	8,275	7,068	16,300	13,681
Net interest income	10,446	9,484	20,716	18,492
Credit loss expense	221	388	456	158
Net interest income after credit loss expense	10,225	9,096	20,260	18,334
Noninterest income
Wealth management income	295	273	571	528
Service fees	1,715	1,735	3,372	3,397
Net gains on sales of loans held for sale	480	341	869	628
Net gains on other investments	119	33	84	128
Other income	150	383	303	651
Total noninterest income	2,759	2,765	5,199	5,332
Noninterest expenses
Salaries and wages	4,085	3,774	7,996	7,327
Employee benefits	1,971	1,631	3,552	3,120
Occupancy expense, net	547	544	1,199	1,113
Equipment expense	1,100	1,017	2,149	1,960
Other expenses	2,784	2,815	5,415	5,484
Total noninterest expenses	10,487	9,781	20,311	19,004
Income before provision for income taxes	2,497	2,080	5,148	4,662
Provision for income taxes	102	61	252	226
Net income	$2,395	$2,019	$4,896	$4,436
Basic earnings per common share	$0.53	$0.45	$1.08	$0.98
Diluted earnings per common share	$0.52	$0.45	$1.07	$0.98
Weighted average number of common shares outstanding	4,544,460	4,521,829	4,541,427	4,520,519
Weighted average common and potential common shares for diluted EPS	4,580,028	4,553,124	4,573,535	4,545,153
Dividends per common share	$0.36	$0.36	$0.72	$0.72

See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 2

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in thousands)
Net income	$2,395	$2,019	$4,896	$4,436
Other comprehensive income (loss), net of tax:
Investment securities available-for-sale:
Net unrealized holding gains (losses) arising during the period on investment securities available-for-sale	203	(329)	2,766	(3,268)
Total other comprehensive income (loss)	203	(329)	2,766	(3,268)
Total comprehensive income	$2,598	$1,690	$7,662	$1,168

See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 3

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)

	Three Month Periods Ended June 30, 2025 and 2024
	Common Stock					Accumulated other comprehensive loss
	Shares, net of treasury	Amount	Additional paid-in capital	Retained earnings	Treasury stock		Total stockholders’ equity
	(Dollars in thousands, except per share data)
Balances March 31, 2025	4,538,598	$10,024	$3,190	$92,589	$(4,295)	$(31,434)	$70,074
Net income	—	—	—	2,395	—	—	2,395
Other comprehensive income	—	—	—	—	—	203	203
Dividend reinvestment plan	564	—	13	—	5	—	18
Cash dividends declared ($0.36 per share)	—	—	—	(1,634)	—	—	(1,634)
Stock based compensation expense	3,736	8	142	—	—	—	150
Common stock issued, net of issuance costs	8,437	17	35	—	—	—	52
Balances, June 30, 2025	4,551,335	$10,049	$3,380	$93,350	$(4,290)	$(31,231)	$71,258

Balances March 31, 2024	4,519,388	$9,991	$2,778	$90,262	$(4,317)	$(34,894)	$63,820
Net income	—	—	—	2,019	—	—	2,019
Other comprehensive loss	—	—	—	—	—	(329)	(329)
Dividend reinvestment plan	607	—	12	—	5	—	17
Cash dividends declared ($0.36 per share)	—	—	—	(1,627)	—	—	(1,627)
Stock based compensation expense	3,872	8	138	—	—	—	146
Balances, June 30, 2024	4,523,867	$9,999	$2,928	$90,654	$(4,312)	$(35,223)	$64,046

	Six Month Periods Ended June 30, 2025 and 2024
	Common Stock					Accumulated other comprehensive loss
	Shares, net of treasury	Amount	Additional paid-in capital	Retained earnings	Treasury stock		Total stockholders’ equity
	(Dollars in thousands, except per share data)
Balances, December 31, 2024	4,538,009	$10,024	$3,031	$91,722	$(4,300)	$(33,997)	$66,480
Net income	—	—	—	4,896	—	—	4,896
Other comprehensive income	—	—	—	—	—	2,766	2,766
Dividend reinvestment plan	1,153	—	26	—	10	—	36
Cash dividends declared ($0.72 per share)	—	—	—	(3,268)	—	—	(3,268)
Stock based compensation expense	3,736	8	288	—	—	—	296
Common stock issued, net of issuance costs	8,437	17	35				52
Balances, June 30, 2025	4,551,335	$10,049	$3,380	$93,350	$(4,290)	$(31,231)	$71,258

Balances, December 31, 2023	4,518,848	$9,991	$2,621	$89,472	$(4,322)	$(31,955)	$65,807
Net income	—	—	—	4,436	—	—	4,436
Other comprehensive loss	—	—	—	—	—	(3,268)	(3,268)
Dividend reinvestment plan	1,147	—	23	—	10	—	33
Cash dividends declared ($0.72 per share)	—	—	—	(3,254)	—	—	(3,254)
Stock based compensation expense	3,872	8	284	—	—	—	292
Balances, June 30, 2024	4,523,867	$9,999	$2,928	$90,654	$(4,312)	$(35,223)	$64,046
See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 4

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash Flows From Operating Activities	(Dollars in thousands)
Net income	$4,896	$4,436
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	786	823
Credit loss expense	456	158
Deferred income tax provision	8	9
Net amortization of premiums on investment securities	314	276
Equity in losses of limited partnerships	909	824
Stock based compensation expense	296	292
Net decrease (increase) in unamortized loan costs	6	(179)
Proceeds from sales of loans held for sale	57,649	41,591
Origination of loans held for sale	(60,568)	(44,117)
Net gains on sales of loans held for sale	(869)	(628)
Net gains on disposals of premises and equipment	—	(19)
Net gains on other investments	(84)	(128)
Decrease in accrued interest receivable	989	686
Amortization of debt issuance costs	17	17
Increase in other assets	(1,108)	(1,230)
Increase in other liabilities	651	2,300
Net cash provided by operating activities	4,348	5,111
Cash Flows From Investing Activities
Interest bearing deposits in banks
Proceeds from maturities and redemptions	7,719	2,739
Purchases	(5,220)	(1,992)
Investment securities available-for-sale
Proceeds from maturities, calls and paydowns	13,207	8,698
Purchases	—	(1,299)
Net purchases of other investments	(48)	(29)
Net increase in nonmarketable stock	(286)	(6,183)
Net decrease in loans	52,966	22,280
Recoveries of loans charged off	10	12
Net purchases of premises and equipment	(812)	(721)
Proceeds from Company-owned life insurance death benefit	—	235
Investments in limited partnerships	(705)	(1,936)
Proceeds from sales of premises and equipment	—	42
Net cash provided in investing activities	66,831	21,846

Union Bankshares, Inc. Page 5

	Six Months Ended June 30,
	2025	2024

Cash Flows From Financing Activities	(Dollars in thousands)
Advances on long-term borrowings	30,145	205,000
Repayment of long-term borrowings	(20,000)	(90,000)
Net increase in short-term borrowings outstanding	833	66,400
Net decrease in noninterest bearing deposits	(8,731)	(28,064)
Net decrease in interest bearing deposits	(136,451)	(207,031)
Net increase (decrease) in time deposits	79,634	(17,200)
Proceeds from issuance of common stock, net of issuance costs	52	—
Dividends paid	(3,232)	(3,221)
Net cash used by financing activities	(57,750)	(74,116)
Net increase (decrease) in cash and cash equivalents	13,429	(47,159)
Cash and cash equivalents
Beginning of period	15,838	77,666
End of period	$29,267	$30,507

Supplemental Disclosures of Cash Flow Information
Interest paid	$16,553	$12,664
Income taxes paid	$200	$—

Supplemental Schedule of Noncash Investing Activities
Investment in limited partnerships acquired by capital contributions payable	$1,901	$1,712

Dividends paid on Common Stock:
Dividends declared	$3,268	$3,254
Dividends reinvested	(36)	(33)
	$3,232	$3,221

See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 6

UNION BANKSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
Note 1.    Basis of Presentation
The accompanying unaudited interim consolidated financial statements of Union Bankshares, Inc. and Subsidiary (together, the Company) as of June 30, 2025, and for the three and six months ended June 30, 2025 and 2024, have been prepared in conformity with GAAP for interim financial information, general practices within the banking industry, and the accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (2024 Annual Report). The Company's sole subsidiary is Union Bank. In the opinion of the Company’s management, all adjustments, consisting only of normal recurring adjustments and disclosures necessary for a fair presentation of the information contained herein, have been made. This information should be read in conjunction with the Company’s 2024 Annual Report. The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2025, or any future interim period.
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

Union Bankshares, Inc. Page 7

Note 3. Per Share Information
The following table presents the reconciliation between the calculation of basic EPS and diluted EPS for the three and six months ended June 30, 2025 and 2024:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in thousands, except per share data)
Net income	$2,395	$2,019	$4,896	$4,436
Weighted average common shares outstanding for basic EPS	4,544,460	4,521,829	4,541,427	4,520,519
Dilutive effect of stock-based awards (1)	35,568	31,295	32,108	24,634
Weighted average common and potential common shares for diluted EPS	4,580,028	4,553,124	4,573,535	4,545,153
Earnings per common share:
Basic EPS	$0.53	$0.45	$1.08	$0.98
Diluted EPS	$0.52	$0.45	$1.07	$0.98
____________________
(1)Dilutive effect of stock based awards represents the effect of assumed vesting of all outstanding equity compensation awards, which currently consist solely of restricted stock units to be settled in common stock. Unvested awards do not have dividend or dividend equivalent rights.

Note 4. Recent Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures. This ASU requires public entities, such as the Company, to provide enhanced disclosures on the amount of income taxes paid, disaggregated by type and jurisdiction. The ASU is effective for the Company for 2025 and subsequent annual periods, including interim periods within those annual periods, and is not expected to have a material impact on the Company's consolidated financial statements.
In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. Under ASU No. 2024-03, public business entities, such as the Company, will be required to disclose in the notes to their financial statements disaggregated information about certain costs and expenses in both annual and interim filings. ASU 2024-03 is effective for the Company for annual reporting periods beginning after December 15, 2026, including interim periods within those annual periods, and is not expected to have a material impact on the Company's consolidated financial statements.

Note 5. Investment Securities

Debt securities AFS as of the balance sheet dates consisted of the following:

June 30, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. Government-sponsored enterprises	$28,623	$—	$(2,580)	$26,043
Agency mortgage-backed	193,841	164	(27,510)	166,495
State and political subdivisions	55,587	12	(10,069)	45,530
Corporate	2,500	1	(32)	2,469
Total	$280,551	$177	$(40,191)	$240,537

Union Bankshares, Inc. Page 8

December 31, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. Government-sponsored enterprises	$29,664	$—	$(3,449)	$26,215
Agency mortgage-backed	206,170	—	(32,895)	173,275
State and political subdivisions	55,737	14	(7,201)	48,550
Corporate	2,500	2	(38)	2,464
Total	$294,071	$16	$(43,583)	$250,504
There were no investment securities HTM at June 30, 2025 or December 31, 2024. At such dates, investment securities AFS with a fair value of $91.9 million and $96.0 million, respectively, were pledged as collateral for FHLB borrowings and other credit subject to collateralization, public unit deposits or for other purposes as required or permitted by law. Investment securities AFS pledged as collateral for discount window borrowings at the FRB consisted of U.S. government-sponsored enterprises and Agency MBS with a fair value of $9.5 million and $9.7 million at June 30, 2025 and December 31, 2024, respectively.

The amortized cost and estimated fair value of debt securities by contractual scheduled maturity as of June 30, 2025 were as follows:

	Amortized Cost	Fair Value
Available-for-sale	(Dollars in thousands)
Due in one year or less	$1,016	$1,016
Due from one to five years	14,397	13,494
Due from five to ten years	11,579	10,483
Due after ten years	59,718	49,049
	86,710	74,042
Agency mortgage-backed	193,841	166,495
Total debt securities available-for-sale	$280,551	$240,537

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

Information pertaining to all AFS debt securities with gross unrealized losses, for which an ACL has not been recorded, as of the balance sheet dates, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

June 30, 2025	Less Than 12 Months			12 Months and over			Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
		(Dollars in thousands)
U.S. Government- sponsored enterprises	1	$1,694	$(64)	26	$24,349	$(2,516)	27	$26,043	$(2,580)
Agency mortgage-backed	7	22,649	(320)	87	127,716	(27,190)	94	150,365	(27,510)
State and political subdivisions	1	1,522	(50)	52	43,494	(10,019)	53	45,016	(10,069)
Corporate	1	490	(10)	3	1,479	(22)	4	1,969	(32)
Total	10	$26,355	$(444)	168	$197,038	$(39,747)	178	$223,393	$(40,191)

Union Bankshares, Inc. Page 9

December 31, 2024	Less Than 12 Months			12 Months and over			Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
		(Dollars in thousands)
U.S. Government- sponsored enterprises	1	$2,012	$(69)	26	$24,203	$(3,380)	27	$26,215	$(3,449)
Agency mortgage-backed	11	43,367	(784)	87	129,908	(32,111)	98	173,275	(32,895)
State and political subdivisions	1	1,564	(8)	52	46,470	(7,193)	53	48,034	(7,201)
Corporate	1	499	(1)	3	1,463	(37)	4	1,962	(38)
Total	14	$47,442	$(862)	168	$202,044	$(42,721)	182	$249,486	$(43,583)

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

No ACL for AFS debt securities was recorded at June 30, 2025 or December 31, 2024. Accrued interest receivable on AFS debt securities totaled $1.2 million at June 30, 2025 and December 31, 2024, and is excluded from the estimate of credit losses.

There were no sales of investment securities AFS for the three and six months ended June 30, 2025 and 2024.

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

Union Bankshares, Inc. Page 10

The composition of Net loans as of the balance sheet dates, by regulatory call report code segmentation based on underlying collateral or purpose for certain loan types, was as follows:

	June 30, 2025	December 31, 2024
Residential real estate	(Dollars in thousands)
Non-revolving residential real estate	$444,231	$445,425
Revolving residential real estate	25,455	21,884
Construction real estate
Commercial construction real estate	57,381	54,985
Residential construction real estate	62,193	51,202
Commercial real estate
Non-residential commercial real estate	329,414	330,010
Multi-family residential real estate	106,113	104,328
Commercial	34,116	35,175
Consumer	2,468	2,523
Municipal	41,395	110,204
Gross loans	1,102,766	1,155,736
ACL on loans	(8,307)	(7,680)
Net deferred loan costs	2,156	2,162
Net loans	$1,096,615	$1,150,218
Qualifying residential first mortgage loans and certain commercial real estate loans with an aggregate carrying value of $488.3 million and $394.5 million were pledged as collateral for borrowings from the FHLB under a blanket lien at June 30, 2025 and December 31, 2024, respectively.
Accrued interest receivable on loans totaled $4.3 million and $5.2 million at June 30, 2025 and December 31, 2024, respectively, and is excluded from the estimate of credit losses described in Note 7.

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

Union Bankshares, Inc. Page 12

Changes in the ACL on loans, by loan segment, for the three and six months ended June 30, 2025 and 2024 were as follows:

For The Three Months Ended June 30, 2025	Balance, March 31, 2025	Charge-Offs	Recoveries	Credit Loss Expense (Benefit)	Balance, June 30, 2025
	(Dollars in thousands)
Non-revolving residential real estate	$2,866	$—	$4	$35	$2,905
Revolving residential real estate	200	—	—	30	230
Residential real estate	3,066	—	4	65	3,135
Commercial construction real estate	822	—	—	197	1,019
Residential construction real estate	196	—	—	23	219
Construction real estate	1,018	—	—	220	1,238
Non-residential commercial real estate	3,255	—	—	(55)	3,200
Multi-family residential real estate	258	—	—	—	258
Commercial real estate	3,513	—	—	(55)	3,458
Commercial	427	—	—	12	439
Consumer	7	—	1	(2)	6
Municipal	79	—	—	(48)	31
Total	$8,110	$—	$5	$192	$8,307

For The Six Months Ended June 30, 2025	Balance, December 31, 2024	Charge-Offs	Recoveries	Credit Loss Expense (Benefit)	Balance, June 30, 2025
	(Dollars in thousands)
Non-revolving residential real estate	$3,212	$—	$9	$(316)	$2,905
Revolving residential real estate	280	—	—	(50)	230
Residential real estate	3,492	—	9	(366)	3,135
Commercial construction real estate	651	—	—	368	1,019
Residential construction real estate	102	—	—	117	219
Construction real estate	753	—	—	485	1,238
Non-residential commercial real estate	2,766	—	—	434	3,200
Multi-family residential real estate	212	—	—	46	258
Commercial real estate	2,978	—	—	480	3,458
Commercial	377	—	—	62	439
Consumer	6	(4)	1	3	6
Municipal	74	—	—	(43)	31
Total	$7,680	$(4)	$10	$621	$8,307

Union Bankshares, Inc. Page 13

For The Three Months Ended June 30, 2024	Balance, March 31, 2024	Charge-Offs	Recoveries	Credit Loss Expense (Benefit)	Balance, June 30, 2024
	(Dollars in thousands)
Non-revolving residential real estate	$2,845	$—	$10	$112	$2,967
Revolving residential real estate	247	—	—	26	273
Residential real estate	3,092	—	10	138	3,240
Commercial construction real estate	420	—	—	124	544
Residential construction real estate	93	—	—	(5)	88
Construction real estate	513	—	—	119	632
Non-residential commercial real estate	2,454	—	—	15	2,469
Multi-family residential real estate	208	—	—	(1)	207
Commercial real estate	2,662	—	—	14	2,676
Commercial	307	—	1	4	312
Consumer	6	(1)	—	2	7
Municipal	65	—	—	(39)	26
Total	$6,645	$(1)	$11	$238	$6,893

For The Six Months Ended June 30, 2024	Balance, December 31, 2023	Charge-Offs	Recoveries	Credit Loss Expense (Benefit)	Balance, June 30, 2024
	(Dollars in thousands)
Non-revolving residential real estate	$2,361	$—	$11	$595	$2,967
Revolving residential real estate	159	—	—	114	273
Residential real estate	2,520	—	11	709	3,240
Commercial construction real estate	1,035	—	—	(491)	544
Residential construction real estate	163	—	—	(75)	88
Construction real estate	1,198	—	—	(566)	632
Non-residential commercial real estate	2,182	—	—	287	2,469
Multi-family residential real estate	244	—	—	(37)	207
Commercial real estate	2,426	—	—	250	2,676
Commercial	352	—	1	(41)	312
Consumer	5	(1)	—	3	7
Municipal	65	—	—	(39)	26
Total	$6,566	$(1)	$12	$316	$6,893

Union Bankshares, Inc. Page 14

The Company's ACL on off-balance sheet credit exposures is recognized as a liability within Accrued interest and other liabilities on the consolidated balance sheets, with adjustments to the ACL recognized in Credit loss expense (benefit) in the consolidated statements of income. The activity in the ACL on off-balance sheet credit exposures for the three and six months ended June 30, 2025 and 2024 was as follows:

	For The Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
ACL on Off-Balance Sheet Credit Exposures	(Dollars in thousands)
Balance at beginning of period	$877	$925	$1,071	$1,233
Credit loss expense (benefit)	29	150	(165)	(158)
Balance at end of period	$906	$1,075	$906	$1,075

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

Union Bankshares, Inc. Page 15

The following tables summarize the Company's loans by year of origination and by loan ratings applied by management to the Company's loans by segment as of June 30, 2025 and December 31, 2024:

June 30, 2025	2025	2024	2023	2022	2021	Prior	Revolving	Total
Residential Real Estate	(Dollars in thousands)
Pass	$17,947	$78,367	$63,915	$94,702	$76,343	$74,821	$—	$406,095
Satisfactory/Monitor	2,906	5,711	6,122	11,087	4,112	7,497	—	37,435
Substandard	—	25	—	644	—	32	—	701
Non-revolving residential real estate	20,853	84,103	70,037	106,433	80,455	82,350	—	444,231
Pass	—	—	—	—	—	—	23,805	23,805
Satisfactory/Monitor	—	—	—	—	—	—	1,613	1,613
Substandard	—	—	—	—	—	—	37	37
Revolving residential real estate	—	—	—	—	—	—	25,455	25,455
Construction Real Estate
Pass	5,162	8,882	1,315	1,816	1,192	1,028	—	19,395
Satisfactory/Monitor	2,803	20,559	1,262	—	757	125	—	25,506
Substandard	—	—	12,480	—	—	—	—	12,480
Commercial construction real estate	7,965	29,441	15,057	1,816	1,949	1,153	—	57,381
Pass	11,366	35,671	5,131	971	—	—	—	53,139
Satisfactory/Monitor	1,998	2,341	872	200	2,053	1,590	—	9,054
Substandard	—	—	—	—	—	—	—	—
Residential construction real estate	13,364	38,012	6,003	1,171	2,053	1,590	—	62,193
Commercial Real Estate
Pass	4,042	3,693	10,112	46,154	28,584	77,219	7,681	177,485
Satisfactory/Monitor	2,245	54,119	16,045	19,264	16,210	24,864	14,870	147,617
Substandard	—	—	—	—	—	4,312	—	4,312
Non-residential commercial real estate	6,287	57,812	26,157	65,418	44,794	106,395	22,551	329,414
Pass	—	1,042	275	4,274	9,472	41,026	—	56,089
Satisfactory/Monitor	1,542	1,204	5,590	14,734	10,492	16,215	—	49,777
Substandard	—	—	—	—	—	247	—	247
Multi-family residential real estate	1,542	2,246	5,865	19,008	19,964	57,488	—	106,113
Pass	972	2,562	2,427	2,526	1,322	7,308	4,817	21,934
Satisfactory/Monitor	627	1,811	1,704	1,947	1,742	2,426	1,181	11,438
Substandard	—	43	—	—	—	218	483	744
Commercial	1,599	4,416	4,131	4,473	3,064	9,952	6,481	34,116
Pass	879	678	594	58	20	212	23	2,464
Satisfactory/Monitor	4	—	—	—	—	—	—	4
Substandard	—	—	—	—	—	—	—	—
Consumer	883	678	594	58	20	212	23	2,468
Pass	7,107	18,962	10,466	534	383	3,943	—	41,395
Satisfactory/Monitor	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Municipal	7,107	18,962	10,466	534	383	3,943	—	41,395
Total Loans	$59,600	$235,670	$138,310	$198,911	$152,682	$263,083	$54,510	$1,102,766

Union Bankshares, Inc. Page 16

December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving	Total
Residential Real Estate	(Dollars in thousands)
Pass	$83,371	$70,515	$100,168	$79,234	$27,326	$51,661	$—	$412,275
Satisfactory/Monitor	5,381	5,065	10,744	3,642	2,450	5,627	—	32,909
Substandard	—	—	—	—	158	83	—	241
Non-revolving residential real estate	88,752	75,580	110,912	82,876	29,934	57,371	—	445,425
Pass	—	—	—	—	—	—	20,516	20,516
Satisfactory/Monitor	—	—	—	—	—	—	1,344	1,344
Substandard	—	—	—	—	—	—	24	24
Revolving residential real estate	—	—	—	—	—	—	21,884	21,884
Construction Real Estate
Pass	8,968	2,216	4,514	1,460	559	714	—	18,431
Satisfactory/Monitor	13,524	15,276	1,760	5,800	53	141	—	36,554
Substandard	—	—	—	—	—	—	—	—
Commercial construction real estate	22,492	17,492	6,274	7,260	612	855	—	54,985
Pass	34,189	8,725	960	—	—	—	—	43,874
Satisfactory/Monitor	2,199	1,547	136	2,307	1,139	—	—	7,328
Substandard	—	—	—	—	—	—	—	—
Residential construction real estate	36,388	10,272	1,096	2,307	1,139	—	—	51,202
Commercial Real Estate
Pass	3,427	10,481	49,645	31,969	17,227	64,073	5,431	182,253
Satisfactory/Monitor	48,068	17,365	15,874	13,967	5,297	27,610	14,954	143,135
Substandard	—	—	—	—	1,606	2,969	47	4,622
Non-residential commercial real estate	51,495	27,846	65,519	45,936	24,130	94,652	20,432	330,010
Pass	1,720	283	4,329	10,115	1,853	31,787	—	50,087
Satisfactory/Monitor	563	2,484	14,980	10,291	5,535	20,132	—	53,985
Substandard	—	—	—	—	—	256	—	256
Multi-family residential real estate	2,283	2,767	19,309	20,406	7,388	52,175	—	104,328
Pass	3,224	2,583	4,417	1,517	370	7,492	3,483	23,086
Satisfactory/Monitor	1,958	2,438	899	1,977	203	2,595	1,295	11,365
Substandard	—	—	—	—	—	—	724	724
Commercial	5,182	5,021	5,316	3,494	573	10,087	5,502	35,175
Pass	1,253	777	105	53	66	188	24	2,466
Satisfactory/Monitor	57	—	—	—	—	—	—	57
Substandard	—	—	—	—	—	—	—	—
Consumer	1,310	777	105	53	66	188	24	2,523
Pass	93,280	10,482	1,363	606	1,272	3,201	—	110,204
Satisfactory/Monitor	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Municipal	93,280	10,482	1,363	606	1,272	3,201	—	110,204
Total Loans	$301,182	$150,237	$209,894	$162,938	$65,114	$218,529	$47,842	$1,155,736

There were no gross charge-offs for the three months ended June 30, 2025. Gross charge-offs for the six months ended June 30, 2025 consisted of two consumer loans totaling $4 thousand that were originated in 2023. Gross charge-offs for the three and six months ended June 30, 2024 consisted of one $1 thousand consumer loan that was originated in 2021.

Union Bankshares, Inc. Page 17

A summary of current and past due loans as of June 30, 2025 and December 31, 2024 follows:

June 30, 2025	30-59 Days	60-89 Days	90 Days and Over	Total Past Due	Current	Total
	(Dollars in thousands)
Residential real estate
Non-revolving residential real estate	$—	$996	$57	$1,053	$443,178	$444,231
Revolving residential real estate	—	—	15	15	25,440	25,455
Construction real estate
Commercial construction real estate	—	—	—	—	57,381	57,381
Residential construction real estate	—	—	—	—	62,193	62,193
Commercial real estate
Non-residential commercial real estate	255	7	—	262	329,152	329,414
Multi-family residential real estate	—	—	—	—	106,113	106,113
Commercial	44	43	—	87	34,029	34,116
Consumer	—	—	—	—	2,468	2,468
Municipal	—	—	—	—	41,395	41,395
Total	$299	$1,046	$72	$1,417	$1,101,349	$1,102,766

December 31, 2024	30-59 Days	60-89 Days	90 Days and Over	Total Past Due	Current	Total
	(Dollars in thousands)
Residential real estate
Non-revolving residential real estate	$1,560	$1,158	$241	$2,959	$442,466	$445,425
Revolving residential real estate	—	—	—	—	21,884	21,884
Construction real estate
Commercial construction real estate	—	—	—	—	54,985	54,985
Residential construction real estate	—	—	—	—	51,202	51,202
Commercial real estate
Non-residential commercial real estate	355	46	—	401	329,609	330,010
Multi-family residential real estate	—	—	—	—	104,328	104,328
Commercial	45	—	—	45	35,130	35,175
Consumer	—	4	—	4	2,519	2,523
Municipal	—	—	—	—	110,204	110,204
Total	$1,960	$1,208	$241	$3,409	$1,152,327	$1,155,736

A summary of nonaccrual loans as of June 30, 2025 and December 31, 2024 follows:

June 30, 2025	Nonaccrual	Nonaccrual With No Allowance for Credit Losses	90 Days and Over and Accruing
Residential real estate	(Dollars in thousands)
Non-revolving residential real estate	$643	$—	$57
Revolving residential real estate	—	—	15
Construction real estate
Commercial construction real estate	12,480	—	—
Commercial real estate
Non-residential commercial real estate	1,540	1,540	—
Commercial	526	—	—
Total	$15,189	$1,540	$72

Union Bankshares, Inc. Page 18

December 31, 2024	Nonaccrual	Nonaccrual With No Allowance for Credit Losses	90 Days and Over and Accruing
Residential real estate	(Dollars in thousands)
Non-revolving residential real estate	$—	$—	$241
Commercial real estate
Non-residential commercial real estate	1,652	1,652	—
Total	$1,652	$1,652	$241

There were no loans in process of foreclosure at June 30, 2025 and one residential real estate loan totaling $8 thousand in process of foreclosure at December 31, 2024. Aggregate interest on nonaccrual loans not recognized was $645 thousand as of June 30, 2025 and $235 thousand as of December 31, 2024.
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
The following table presents collateral dependent loans to borrowers experiencing financial difficulty by loan class and collateral type as of the balance sheet dates:

	June 30, 2025	December 31, 2024
	(Dollars in thousands)
Commercial construction real estate	$12,480	$—
Non-residential commercial real estate	4,134	4,246
Commercial	526	500
Total	$17,140	$4,746

Collateral dependent loans are loans for which the repayment is expected to be provided substantially by the underlying collateral and there are no other available and reliable sources of repayment.

Occasionally, the Company modifies loans to borrowers experiencing financial difficulty by providing interest rate reductions, term extensions, payment deferrals or principal forgiveness. When principal forgiveness is provided, the amount of forgiveness is charged off against the ACL on loans. The following tables summarize loan modifications to borrowers experiencing financial difficulty by loan class, type of modification and the financial effect of the modifications as of and for the three and six months ended June 30, 2025 and 2024.

	Payment Delay
	Three Months Ended June 30, 2025		Six Months Ended June 30, 2025
	Amortized Cost Basis	% of Loan Class	Amortized Cost Basis	% of Loan Class	Financial Effect
	(Dollars in thousands)
Commercial construction real estate	$12,480	21.75%	$12,480	21.75%	Modification extended loan draw period 6 months, extended interest only payments by 12 months and extended maturity date by 18 months.

Union Bankshares, Inc. Page 19

	Payment Delay
	Three Months Ended June 30, 2024		Six Months Ended June 30, 2024
	Amortized Cost Basis	% of Loan Class	Amortized Cost Basis	% of Loan Class	Financial Effect
	(Dollars in thousands)
Non-revolving residential real estate	$18	—%	$18	—%	Modification deferred 3 months of principal and interest payments.
Non-residential commercial real estate	266	0.09%	266	0.09%	Modification deferred 3 months of principal and interest payments.
Commercial	48	0.12%	48	0.12%	Modification deferred 3 months of principal and interest payments.

The following tables present the performance of loans as of June 30, 2025 and December 31, 2024 that had been modified in the previous twelve months:

June 30, 2025	Current	Past Due 30-89 Days	Past Due 90 Days and Over
	(Dollars in thousands)
Commercial construction real estate	$12,480	$—	$—
Total	$12,480	$—	$—

December 31, 2024	Current	Past Due 30-89 Days	Past Due 90 Days and Over
	(Dollars in thousands)
Non-revolving residential real estate	$14	$—	$—
Non-residential commercial real estate	2,851	—	—
Commercial	—	45	—
Total	$2,865	$45	$—

There were no loans to borrowers experiencing financial difficulty that were modified within the previous twelve months that had subsequently defaulted during the three and six months ended June 30, 2025 and 2024. Loans are considered defaulted at 90 days past due.

At June 30, 2025 and December 31, 2024, the Company was not committed to lend any additional funds to borrowers experiencing financial difficulty for which the Company modified the terms of the loans in the form of principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay, or a term extension.

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

Union Bankshares, Inc. Page 20

The following table summarizes the RSUs awarded to Company executives in 2025 under the 2024 Equity Plan, and the number of such RSUs remaining unvested as of June 30, 2025:

	Number of RSUs Granted	Weighted Average Grant Date Fair Value	Number of Unvested RSUs
2025 Award	18,139	$32.70	18,139
Total	18,139		18,139

The following table summarizes the RSUs awarded to Company executives in 2023 and 2024 under the 2014 Equity Plan, and the number of such RSUs remaining unvested as of June 30, 2025:

	Number of RSUs Granted	Weighted Average Grant Date Fair Value	Number of Unvested RSUs
2023 Award	19,282	$26.90	2,508
2024 Award	19,910	$28.87	11,280
Total	39,192		13,788

No new grants will be made under the 2014 Equity Plan.
Unrecognized compensation expense related to the unvested RSUs under both plans as of June 30, 2025 and 2024 was $493 thousand and $554 thousand, respectively, and $393 thousand as of December 31, 2024.
On May 21, 2025, the Company's board of directors, as a component of total director compensation, granted an aggregate of 3,616 RSUs to the Company's non-employee directors under the 2024 Equity Plan. Each RSU represents the right to receive one share of the Company's common stock upon satisfaction of applicable vesting conditions. The RSUs will vest in May 2026, subject to continued board service through the vesting date, other than in the case of the director's death or disability. Prior to vesting, the RSUs do not earn dividends or dividend equivalents, nor do they bear any voting rights. Unrecognized director compensation expense related to the unvested RSUs as of June 30, 2025 was $103 thousand.

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
The unamortized issuance costs of the Notes were $210 thousand and $227 thousand at June 30, 2025 and December 31, 2024, respectively. The Company recorded $9 thousand and $17 thousand of issuance costs in interest expense for the three and six months ended June 30, 2025 and 2024. The Notes are presented net of unamortized issuance costs in the consolidated balance sheets.

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

Union Bankshares, Inc. Page 21

As of the balance sheet dates, the components of Accumulated OCI, net of tax, were:

	June 30, 2025	December 31, 2024
	(Dollars in thousands)
Net unrealized losses on investment securities AFS	$(31,231)	$(33,997)

The following tables disclose the tax effects allocated to each component of OCI for the three and six months ended June 30:

	Three Months Ended
	June 30, 2025			June 30, 2024
	Before-Tax Amount	Tax Expense	Net-of-Tax Amount	Before-Tax Amount	Tax Benefit	Net-of-Tax Amount
Investment securities AFS:	(Dollars in thousands)
Net unrealized holding gains (losses) arising during the period on investment securities AFS	$261	$(58)	$203	$(422)	$93	$(329)
Total other comprehensive income (loss)	$261	$(58)	$203	$(422)	$93	$(329)

	Six Months Ended
	June 30, 2025			June 30, 2024
	Before-Tax Amount	Tax Expense	Net-of-Tax Amount	Before-Tax Amount	Tax Benefit	Net-of-Tax Amount
Investment securities AFS:	(Dollars in thousands)
Net unrealized holding gains (losses) arising during the period on investment securities AFS	$3,555	$(789)	$2,766	$(4,189)	$921	$(3,268)
Total other comprehensive income (loss)	$3,555	$(789)	$2,766	$(4,189)	$921	$(3,268)

There were no reclassification adjustments from OCI for the three and six months ended June 30, 2025 or 2024.

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
Assets measured at fair value on a recurring basis at June 30, 2025 and December 31, 2024, segregated by fair value hierarchy level, are summarized below:

	Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2025:	(Dollars in thousands)
Debt securities AFS:
U.S. Government-sponsored enterprises	$26,043	$2,789	$23,254	$—
Agency mortgage-backed	166,495	—	166,495	—
State and political subdivisions	45,530	—	45,530	—
Corporate	2,469	—	2,469	—
Total debt securities	$240,537	$2,789	$237,748	$—

Other investments:
Mutual funds	$1,886	$1,886	$—	$—

December 31, 2024:
Debt securities AFS:
U.S. Government-sponsored enterprises	$26,215	$2,702	$23,513	$—
Agency mortgage-backed	173,275	—	173,275	—
State and political subdivisions	48,550	—	48,550	—
Corporate	2,464	—	2,464	—
Total debt securities	$250,504	$2,702	$247,802	$—

Other investments:
Mutual funds	$1,754	$1,754	$—	$—

There were no transfers in or out of Levels 1 and 2 during the three and six months ended June 30, 2025 or the year ended December 31, 2024, nor were there any Level 3 assets at any time during these periods. Certain other assets and liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Assets and liabilities measured at fair value on a nonrecurring basis in periods after initial recognition, such as collateral dependent individually evaluated loans, MSRs and OREO, were not considered material at June 30, 2025 or December 31, 2024. The Company has not elected to apply the fair value method to any financial assets or liabilities other than those situations where other accounting pronouncements require fair value measurements.

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

Union Bankshares, Inc. Page 23

As of the balance sheet dates, the estimated fair values and related carrying amounts of the Company's significant financial instruments were as follows:

	June 30, 2025
	Fair Value Measurements
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$29,267	$29,267	$29,267	$—	$—
Interest bearing deposits in banks	6,963	6,950	—	6,950	—
Investment securities	242,423	242,423	4,675	237,748	—
Loans held for sale	8,992	9,142	—	9,142	—
Loans, net
Residential real estate	467,469	437,877	—	—	437,877
Construction real estate	118,570	117,534	—	—	117,534
Commercial real estate	432,920	413,696	—	—	413,696
Commercial	33,744	32,484	—	—	32,484
Consumer	2,467	2,431	—	—	2,431
Municipal	41,445	39,445	—	—	39,445
Accrued interest receivable	5,481	5,481	—	1,176	4,305
Nonmarketable equity securities	11,638	N/A	N/A	N/A	N/A
Financial liabilities
Deposits
Noninterest bearing	$217,317	$217,317	$217,317	$—	$—
Interest bearing	578,411	578,411	578,411	—	—
Time	307,618	306,852	—	306,852	—
Borrowed funds
Short-term	29,834	29,778	—	29,778	—
Long-term	240,840	242,571	—	242,571	—
Subordinated notes	16,290	17,153	—	17,153	—
Accrued interest payable	3,066	3,066	—	3,066	—

Union Bankshares, Inc. Page 24

	December 31, 2024
	Fair Value Measurements
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$15,838	$15,838	$15,838	$—	$—
Interest bearing deposits in banks	9,462	9,449	—	9,449	—
Investment securities	252,258	252,258	4,456	247,802	—
Loans held for sale	5,204	5,303	—	5,303	—
Loans, net
Residential real estate	464,691	425,103	—	—	425,103
Construction real estate	105,633	103,672	—	—	103,672
Commercial real estate	432,173	395,713	—	—	395,713
Commercial	34,863	33,096	—	—	33,096
Consumer	2,522	2,477	—	—	2,477
Municipal	110,336	108,163	—	—	108,163
Accrued interest receivable	6,470	6,470	—	1,226	5,244
Nonmarketable equity securities	11,352	N/A	N/A	N/A	N/A
Financial liabilities
Deposits
Noninterest bearing	$226,048	$226,048	$226,048	$—	$—
Interest bearing	714,862	714,862	714,862	—	—
Time	227,984	226,890	—	226,890	—
Borrowed funds
Short-term	29,000	28,946	—	28,946	—
Long-term	230,696	229,613	—	229,613	—
Subordinated notes	16,273	16,128	—	16,128	—
Accrued interest payable	3,319	3,319	—	3,319	—
The carrying amounts in the preceding tables are included in the consolidated balance sheets under the applicable captions. Accrued interest receivable and nonmarketable equity securities are included in Other assets in the consolidated balance sheets.

Note 12. Subsequent Events
Subsequent events represent events or transactions occurring after the balance sheet date but before the financial statements are issued. Financial statements are considered “issued” when they are widely distributed to shareholders and others for general use and reliance in a form and format that complies with GAAP. Events occurring subsequent to June 30, 2025 have been evaluated as to their potential impact to the consolidated financial statements.
On July 16, 2025, the Company declared a regular quarterly cash dividend of $0.36 per share, payable August 7, 2025, to stockholders of record on July 26, 2025.

Union Bankshares, Inc. Page 25

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
GENERAL
The following discussion and analysis focuses on those factors that, in management's view, had a material effect on the financial position of the Company as of June 30, 2025 and December 31, 2024, and its results of operations for the three and six months ended June 30, 2025 and 2024. This discussion is being presented to provide a narrative explanation of the consolidated financial statements and should be read in conjunction with the consolidated financial statements and related notes and with other financial data appearing elsewhere in this filing and with the Company's 2024 Annual Report. In the opinion of the Company's management, the interim unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments and disclosures necessary to fairly present the Company's consolidated financial position and results of operations for the interim periods presented. Management is not aware of the occurrence of any events after June 30, 2025 which would materially affect the information presented.
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

In addition to the uncertainties detailed above and in the Company's 2024 Annual Report, the banking industry continues to be faced with an inverted yield curve, unrealized securities losses, and higher funding costs.

When evaluating forward-looking statements to make decisions about the Company and our stock, investors and others are cautioned to consider these and other risks and uncertainties, and are reminded not to place undue reliance on such statements. Investors should not consider the factors referred to above or described in the Company's 2024 Annual Report to be a complete list of the risks or uncertainties that may affect the Company. Forward-looking statements speak only as of the date they are made and the Company undertakes no obligation to update them to reflect new or changed information or events, except as may be required by federal securities laws.

Non-GAAP Financial Measures
Under SEC Regulation G, public companies making disclosures containing financial measures that are not in accordance with GAAP must also disclose, along with each non-GAAP financial measure, certain additional information, including a reconciliation of the non-GAAP financial measure to the closest comparable GAAP financial measure, as well as a statement of

Union Bankshares, Inc. Page 26

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

OVERVIEW
The financial trends for the three and six months ended June 30, 2025 indicate a positive trajectory for the Company. Net interest income, the largest component of net income, saw an increase due to higher interest earned on average earning assets and an increase in average loan volume. Interest expense also rose, primarily driven by higher rates on customer deposits and increased utilization of wholesale funding. The net interest spread and net interest margin both improved, reflecting the overall positive impact of these changes. Additionally, noninterest income experienced growth in wealth management income and net gains on sales of loans held for sale, although this was partially offset by decreases in service fees and income from company-owned life insurance. Noninterest expenses increased, particularly in salaries, wages, and employee benefits, due to annual salary adjustments and higher medical and dental plan premiums. Overall, the Company's financial performance showed robust growth and improved profitability. For further discussion see Results of Operations on page 28.

Consolidated net income increased $376 thousand, or 18.6%, to $2.4 million for the second quarter of 2025 compared to $2.0 million for the second quarter of 2024. The increase in net income was due to the combined effects of a $962 thousand increase in net interest income and a decrease of $167 thousand in credit loss expense, partially offset by increases of $706 thousand in noninterest expenses and $41 thousand in income tax expense, and a decrease of $6 thousand in noninterest income.

Consolidated net income increased $460 thousand, or 10.4%, to $4.9 million for the six months ended June 30, 2025 compared to $4.4 million for the six months ended June 30, 2024. This increase was due to an increase in net interest income of $2.2 million, partially offset by increases in noninterest expenses of $1.3 million, credit loss expense of $298 thousand and income tax expense of $26 thousand, and a decrease of $133 thousand in noninterest income.
At June 30, 2025, the Company had total consolidated assets of $1.48 billion, including gross loans and loans held for sale (total loans) of $1.11 billion, deposits of $1.10 billion, borrowed funds of $270.7 million, subordinated notes of $16.3 million and stockholders' equity of $71.3 million.

On May 20, 2025, the Company and Union entered into an Equity Distribution Agreement with Piper Sandler & Co., as sales agent, pursuant to which the Company may sell from time to time shares of the Company's common stock, par value $2.00, having an aggregate gross sale price of up to $40,000,000. Sales of common stock under the Equity Distribution Agreement may be made in any transactions that are deemed to be "at-the-market offerings" as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended (the "Securities Act") or, subject to the Company's consent, in privately negotiated transactions. The shares offered and sold in the offering have been registered by the Company under the Securities Act. During the three and six months ended June 30, 2025, the Company issued 8,437 shares for aggregate gross sale proceeds of $280

Union Bankshares, Inc. Page 27

thousand, at an average gross sale price of $33.14 per share, which yielded net proceeds to the Company of $52 thousand, after issuance costs, including sales commissions equal to 3% of gross sale proceeds. As of June 30, 2025, approximately $39.7 million remains available for issuance under the offering.

The current macroeconomic and geopolitical environment is subject to a number of uncertainties, including geopolitical conflicts, tariffs or changes in trade policies, capital markets volatility, and inflation. These and other factors may contribute to slower or negative economic growth and a challenging business environment for our customers. While we remain confident in the resilience and strength of our business and financial model, the current macroeconomic and geopolitical environment could negatively impact our financial condition and results of operations. For more information about these risks, please see “Part I, Item 1A. Risk Factors” in our 2024 Annual Report.

The following unaudited per share information and key ratios depict several measurements of performance or financial condition at or for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended or At June 30,		Six Months Ended or At June 30,
	2025	2024	2025	2024
Return on average assets (1)	0.62%	0.56%	0.64%	0.62%
Return on average equity (1)	13.73%	13.29%	14.16%	14.21%
Net interest margin (1)(2)	2.89%	2.81%	2.88%	2.74%
Efficiency ratio (3)	77.85%	78.55%	76.82%	78.46%
Net interest spread (4)	2.43%	2.35%	2.42%	2.29%
Loan to deposit ratio	100.76%	96.10%	100.76%	96.10%
Net loan charge-offs to average loans not held for sale	—%	—%	—%	—%
ACL on loans to loans not held for sale	0.75%	0.69%	0.75%	0.69%
Nonperforming assets to total assets (5)	1.03%	0.14%	1.03%	0.14%
Equity to assets	4.81%	4.58%	4.81%	4.58%
Total capital to risk weighted assets	12.71%	13.15%	12.71%	13.15%
Book value per share	$15.66	$14.16	$15.66	$14.16
Basic earnings per share	$0.53	$0.45	$1.08	$0.98
Diluted earnings per share	$0.52	$0.45	$1.07	$0.98
Dividends paid per share	$0.36	$0.36	$0.72	$0.72
Dividend payout ratio (6)	67.92%	80.00%	66.67%	73.47%
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

Interest earned on average earning assets for the three months ended June 30, 2025 was $18.7 million compared to $16.6 million for the three months ended June 30, 2024, an increase of $2.2 million, or 13.1%. The average earning asset base

Union Bankshares, Inc. Page 28

increased $100.7 million between periods and the average yield on average earning assets increased 26 bps to 5.10% for the three months ended June 30, 2025 compared to 4.84% for the three months ended June 30, 2024.

The average yield on federal funds sold and overnight deposits decreased 62 bps and its related interest income also decreased by $16 thousand between the three month comparison periods due to a decrease in the average rate paid on the balances maintained in Union's master account at the FRB. Interest income on investment securities increased $119 thousand between comparison periods due to an increase in the average yield of 26 bps, despite a decrease in the average balance of the portfolio of $15.8 million. The improvement in the average yield and interest income resulted from a balance sheet repositioning completed in the third quarter of 2024, in which the Company sold lower-yielding AFS debt securities at a loss and used the proceeds to purchase higher yielding AFS debt securities and fund loans.

Interest income on loans increased $2.0 million between the three month comparison periods due to an increase in the average volume of loans outstanding of $117.7 million and an increase of 14 bps in the average yield. Interest income on loans increased $140 thousand and $445 thousand during the three months ended June 30, 2025 and 2024, respectively, due to recovery of interest from the payoff of loans that previously had been in nonaccrual. This accounted for 5 bps and 17 bps of the increase in the average loan yield for the three months ended June 30, 2025 and 2024, respectively.

Average interest bearing liabilities increased $102.4 million between the three month comparison periods primarily due to increases in average deposits and borrowed funds. The average rate paid on interest bearing liabilities increased 18 bps to 2.67% for the second quarter of 2025 compared to 2.49% for the second quarter of 2024. Interest expense increased $1.2 million, to $8.3 million for the three months ended June 30, 2025 compared to $7.1 million for the three months ended June 30, 2024. Interest expense on borrowed funds increased $482 thousand, or 23.6%, between periods due to an increase of $59.6 million in the average volume, despite a decrease of 27 bps in the average rate paid.

The net interest spread increased 8 bps to 2.43% for the second quarter of 2025, from 2.35% for the same period last year, reflecting the net effect of the 26 bps increase in the average yield earned on interest earning assets, which was partially offset by the 18 bps increase in the average rate paid on interest bearing liabilities between periods. The net interest margin increased 8 bps during the second quarter of 2025 compared to the same period last year as a result of the changes discussed above.

Net interest income was $20.7 million, on a fully tax equivalent basis for the six months ended June 30, 2025 compared to $18.5 million for the six months ended June 30, 2024, an increase of $2.2 million, or 12.0%. The average volume of earning assets increased $102.6 million and the average yield on earning assets increased 36 bps to 5.08% compared to 4.72% for the comparison period. Average loans increased $124.7 million, or 12.0%, to $1.2 billion for the six months ended June 30, 2025. The increase in average loan volume and the increase of 27 bps in the average loan yield resulted in a $4.7 million increase in interest income on loans between periods.
The average balance of the investment portfolio decreased $14.0 million while the average yield on the portfolio increased by 29 bps, resulting in an increase in interest income on investment securities of $308 thousand between the six month comparison periods. As noted above, the increases in the average yield and interest income were a direct result of the balance sheet repositioning completed in the third quarter of 2024.
The average balance of interest bearing liabilities increased $105.2 million between the six months comparison periods, primarily due to an increase in borrowed funds and interest bearing nonmaturity deposits. The average cost of funds increased 23 bps to 2.66% for the six months ended June 30, 2025 compared to 2.43% for the six months ended June 30, 2024 due to continued customer expectation of higher rates on deposit accounts along with utilization of wholesale funding at rates higher than deposit rates. Interest expense increased $2.6 million, to $16.3 million for the six months ended June 30, 2025, compared to $13.7 million for the six months ended June 30, 2024.
The net interest spread increased 13 bps to 2.42% for the six months ended June 30, 2025, from 2.29% for the same period last year, reflecting the net effect of the 36 bps increase in the average yield earned on interest earning assets, which was only partially offset by the 23 bps increase in the average rate paid on interest bearing liabilities between periods. The net interest margin increased 14 bps for the six months ended June 30, 2025 compared to the same period last year as a result of the changes discussed above.

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

	Three Months Ended June 30,
	2025			2024
	Average Balance (1)	Interest Earned/ Paid	Average Yield/ Rate	Average Balance (1)	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Average Assets:
Federal funds sold and overnight deposits	$21,477	$178	3.28%	$19,664	$194	3.90%
Interest bearing deposits in banks	7,198	78	4.34%	14,217	130	3.68%
Investment securities (2), (3)	284,840	1,703	2.44%	300,676	1,584	2.18%
Loans, net (2), (4)	1,167,505	16,563	5.77%	1,049,788	14,540	5.63%
Nonmarketable equity securities	11,112	199	7.19%	7,104	104	5.89%
Total interest earning assets (2)	1,492,132	18,721	5.10%	1,391,449	16,552	4.84%
Cash and due from banks	4,875			4,407
Premises and equipment	20,298			20,772
Other assets	26,359			14,935
Total assets	$1,543,664			$1,431,563
Average Liabilities and Stockholders' Equity:
Interest bearing checking accounts	$304,077	1,124	1.48%	$286,935	738	1.03%
Savings/money market accounts	377,037	1,612	1.72%	359,801	1,200	1.34%
Time deposits	293,012	2,871	3.93%	284,594	2,944	4.16%
Borrowed funds and other liabilities	247,771	2,526	4.03%	188,194	2,044	4.30%
Subordinated notes	16,284	142	3.51%	16,251	142	3.53%
Total interest bearing liabilities	1,238,181	8,275	2.67%	1,135,775	7,068	2.49%
Noninterest bearing deposits	217,060			219,978
Other liabilities	18,672			15,032
Total liabilities	1,473,913			1,370,785
Stockholders' equity	69,751			60,778
Total liabilities and stockholders’ equity	$1,543,664			$1,431,563
Net interest income		$10,446			$9,484
Net interest spread (2)			2.43%			2.35%
Net interest margin (2)			2.89%			2.81%

Union Bankshares, Inc. Page 30

	Six Months Ended June 30,
	2025			2024
	Average Balance (1)	Interest Earned/ Paid	Average Yield/ Rate	Average Balance (1)	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Average Assets:
Federal funds sold and overnight deposits	$20,452	$330	3.21%	$27,277	$637	4.62%
Interest bearing deposits in banks	7,995	171	4.31%	14,232	245	3.47%
Investment securities (2), (3)	288,269	3,503	2.48%	302,282	3,195	2.19%
Loans, net (2), (4)	1,161,294	32,610	5.74%	1,036,631	27,912	5.47%
Nonmarketable equity securities	11,054	402	7.34%	6,081	184	6.09%
Total interest earning assets (2)	1,489,064	37,016	5.08%	1,386,503	32,173	4.72%
Cash and due from banks	4,750			4,432
Premises and equipment	20,218			20,839
Other assets	24,816			16,863
Total assets	$1,538,848			$1,428,637
Average Liabilities and Stockholders' Equity:
Interest bearing checking accounts	$304,353	2,144	1.42%	$299,635	1,776	1.19%
Savings/money market accounts	390,895	3,503	1.81%	383,096	2,852	1.50%
Time deposits	274,044	5,370	3.95%	274,130	5,493	4.03%
Borrowed funds and other liabilities	246,006	4,998	4.04%	153,245	3,275	4.23%
Subordinated notes	16,280	285	3.53%	16,246	285	3.53%
Total interest bearing liabilities	1,231,578	16,300	2.66%	1,126,352	13,681	2.43%
Noninterest bearing deposits	220,237			223,922
Other liabilities	17,902			15,913
Total liabilities	1,469,717			1,366,187
Stockholders' equity	69,131			62,450
Total liabilities and stockholders’ equity	$1,538,848			$1,428,637
Net interest income		$20,716			$18,492
Net interest spread (2)			2.42%			2.29%
Net interest margin (2)			2.88%			2.74%

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

Union Bankshares, Inc. Page 31

Tax exempt interest income amounted to $1.7 million and $1.3 million for the three months ended June 30, 2025 and 2024, respectively, and $3.5 million and $2.6 million for the six months ended June 30, 2025 and 2024, respectively. The following table presents the effect of tax exempt income on the calculation of net interest income, using a marginal federal corporate income tax rate of 21% for the 2025 and 2024 three and six month comparison periods:

	For The Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in thousands)
Net interest income, as presented	$10,446	$9,484	$20,716	$18,492
Effect of tax-exempt interest
Investment securities	34	58	69	114
Loans	230	146	455	283
Net interest income, tax equivalent	$10,710	$9,688	$21,240	$18,889

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
•changes in rate (change in rate multiplied by prior volume); and
•total change in rate and volume.

Changes attributable to both rate and volume have been allocated proportionately to the change due to volume and the change due to rate.

	Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024 Increase/(Decrease) Due to Change In			Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024 Increase/(Decrease) Due to Change In
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in thousands)
Interest earning assets:
Federal funds sold and overnight deposits	$17	$(33)	$(16)	$(139)	$(168)	$(307)
Interest bearing deposits in banks	(73)	21	(52)	(124)	50	(74)
Investment securities	(79)	198	119	(138)	446	308
Loans, net	1,663	360	2,023	3,376	1,322	4,698
Nonmarketable equity securities	68	27	95	174	44	218
Total interest earning assets	1,596	573	2,169	3,149	1,694	4,843
Interest bearing liabilities:
Interest bearing checking accounts	47	339	386	25	343	368
Savings/money market accounts	61	351	412	55	596	651
Time deposits	89	(162)	(73)	(9)	(114)	(123)
Borrowed funds	610	(128)	482	1,868	(145)	1,723
Subordinated notes	—	—	—	—	—	—
Total interest bearing liabilities	807	400	1,207	1,939	680	2,619
Net change in net interest income	$789	$173	$962	$1,210	$1,014	$2,224

Credit Loss Expense. Credit loss expense or benefit is made up of credit loss expense on loans and credit loss expense on off-balance sheet credit exposures. Credit loss expense on loans results from net charge-offs, changes to the projected loss drivers, prepayment speeds, curtailments and time to recovery that the Company forecasted over the reasonable and supportable forecast periods and changes in the volume and mix of the loan portfolio. Credit loss expense on off-balance sheet credit exposures results from changes in outstanding commitments and changes in funding rates and assumed loss rates period over period. For

Union Bankshares, Inc. Page 32

further details, see FINANCIAL CONDITION - Allowance for Credit Losses on Loans and Commitments, Contingent Liabilities, and Off-Balance-Sheet Arrangements below.

Credit loss expense (benefit) was made up of the following components for the following periods:

	For The Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in thousands)
Credit loss expense for loans	$192	$238	$621	$316
Credit loss expense (benefit) for off-balance sheet credit exposures	29	150	(165)	(158)
Credit loss expense, net	$221	$388	$456	$158

Noninterest Income. The following table sets forth the components of noninterest income and changes between the three and six month comparison periods of 2025 and 2024:

	For The Three Months Ended June 30,				For the Six Months Ended June 30,
	2025	2024	$ Variance	% Variance	2025	2024	$ Variance	% Variance
	(Dollars in thousands)
Wealth management income	$295	$273	$22	8.1	$571	$528	$43	8.1
Service fees	1,715	1,735	(20)	(1.2)	3,372	3,397	(25)	(0.7)
Net gains on sales of loans held for sale	480	341	139	40.8	869	628	241	38.4
Income from Company-owned life insurance	122	353	(231)	(65.4)	241	470	(229)	(48.7)
Other income	28	30	(2)	(6.7)	62	181	(119)	(65.7)
Net gains on other investments	119	33	86	260.6	84	128	(44)	(34.4)
Total noninterest income	$2,759	$2,765	$(6)	(0.2)	$5,199	$5,332	$(133)	(2.5)

The significant changes in noninterest income for the three and six months ended June 30, 2025 compared to the same periods of 2024 are described below:
•Wealth management income. Wealth management income increased as managed fiduciary accounts grew between June 30, 2025 and 2024, as did the value of assets within those accounts.
•Service fees. Service fees decreased $20 thousand and $25 thousand for the three and six months ended June 30, 2025, respectively, primarily due to decreases in merchant program fees, ATM and debit card network fees, and overdraft fees, partially offset by an increase in loan servicing fees.
•Net gains on sales of loans held for sale. Residential mortgage loans totaling $31.0 million and $56.8 million were sold during the three and six months ended June 30, 2025, respectively, compared to sales of $19.3 million and $41.0 million during the same periods in 2024, respectively. The increases of $139 thousand and $241 thousand in net gains on sales of loans for the three and six month comparison periods, respectively, reflect the higher sales volume and higher premiums obtained on sales in 2025.
•Income from Company-owned life insurance. Death benefit proceeds of $235 thousand were received in the second quarter of 2024 that were not received during the same period in 2025.
•Other income. The Company received $117 thousand in prepayment penalties from the early payoff of loans during the first quarter of 2024 that were not received during the same period of 2025.
•Net gains on other investments. Participants in the 2020 Amended and Restated Nonqualified Excess Plan elect to defer receipt of current compensation from the Company or its subsidiary and select designated reference investments consisting of investment funds. The performance of those funds, over which the Company has no control, resulted in net gains of $119 thousand and $84 thousand for the three and six months ended June 30, 2025, respectively, and net gains of $33 thousand and $128 thousand for the three and six months ended June 30, 2024, respectively.

Union Bankshares, Inc. Page 33

Noninterest Expenses. The following table sets forth the components of noninterest expenses and changes between the three and six month comparison periods of 2025 and 2024:

	For The Three Months Ended June 30,				For the Six Months Ended June 30,
	2025	2024	$ Variance	% Variance	2025	2024	$ Variance	% Variance
	(Dollars in thousands)
Salaries and wages	$4,085	$3,774	$311	8.2	$7,996	$7,327	$669	9.1
Employee benefits	1,971	1,631	340	20.8	3,552	3,120	432	13.8
Occupancy expense, net	547	544	3	0.6	1,199	1,113	86	7.7
Equipment expense	1,100	1,017	83	8.2	2,149	1,960	189	9.6
FDIC insurance assessment	404	289	115	39.8	742	531	211	39.7
ATM and debit card expense	295	389	(94)	(24.2)	570	691	(121)	(17.5)
Electronic banking expenses	157	111	46	41.4	314	217	97	44.7
Advertising and public relations	177	213	(36)	(16.9)	326	391	(65)	(16.6)
Donations	75	65	10	15.4	119	234	(115)	(49.1)
Amortization of MSRs, net	7	62	(55)	(88.7)	23	102	(79)	(77.5)
Other expenses	1,669	1,686	(17)	(1.0)	3,321	3,318	3	0.1
Total noninterest expenses	$10,487	$9,781	$706	7.2	$20,311	$19,004	$1,307	6.9

The significant changes in noninterest expenses for the three and six months ended June 30, 2025 compared to the same periods in 2024 are described below:
•Salaries and wages. Salaries and wages increased $311 thousand and $669 thousand for the three and six months ended June 30, 2025, respectively, compared to the same periods in 2024 primarily due to annual salary adjustments for the 2025 fiscal year, increases in adjustments and accruals for annual incentive plan payments, and the deferral of loan origination costs. In addition, the number of full time equivalent employees increased from 184 at June 30, 2024 to 193 as of June 30, 2025. Salaries and wages are reduced by deferred loan origination costs at the time of origination. Deferred loan origination costs reduced salaries and wages by $41 thousand for the three and six months ended June 30, 2025, compared to reductions of $105 thousand and $136 thousand for the three and six months ended June 30, 2024, respectively. The lower deferred loan origination costs for 2025 compared to 2024 is primarily attributable to loan origination levels.
•Employee benefits. Employee benefit expense increased $340 thousand for the three months ended June 30, 2025 compared to the same period in 2024 primarily due to increases of $230 thousand in premium expense for the Company's medical and dental plans, $24 thousand in payroll taxes and $86 thousand in employee benefits related to the Company's deferred compensation plans. The increase of $432 thousand for the six months ended June 30, 2025 compared to the same period in 2024 was primarily due to increases of $343 thousand in premium expense for the Company's medical and dental plans, $61 thousand in payroll taxes and $79 thousand in 401k plan contribution expense. These increases were partially offset by a decrease of $51 thousand in employee benefit expense related to the Company's deferred compensation plans.
•Occupancy expense, net. The increase in occupancy expense for the six months ended June 30, 2025 is primarily due to increases in utilities and repair and maintenance expenses as a result of the winter conditions experienced during the first quarter of 2025 compared to 2024. In addition, real restate tax expense increased $30 thousand between the six month comparison periods due to rate increases in the towns with branch locations.
•Equipment expense. Equipment expense increased between the three and six month comparison periods primarily due to an increase in software license and maintenance costs.
•FDIC insurance assessment. The FDIC insurance assessment increased by $115 thousand and $211 thousand during the three and six month comparison periods, respectively, due to an increase in the assessment rate as well as overall growth in net average assets.
•ATM and debit card expense. During the first six months of 2025, debit card contract incentive credits were received resulting in a decrease in expense for the three and six months ended June 30, 2025 compared to 2024.
•Electronic banking expenses. The increase in electronic banking expenses during the three and six month periods of 2025 related primarily to software initiatives that were implemented to the online banking platform in the fourth quarter of 2024.

Union Bankshares, Inc. Page 34

•Advertising and public relations. The decrease in advertising and public relations costs is primarily related to advertising campaigns and business development activities during the first half of 2024 that did not recur in 2025.
•Donations. Charitable donations are made as part of the Company's on-going commitment to enhancing the economic vitality and social welfare of our communities. Donations decreased between the six month comparison periods primarily due to contributions made during the first quarter of 2024 related to a state tax credit program to assist a local affordable housing project and local non-profit rehabilitation projects that did not recur in 2025.
•Amortization of MSRs, net. Income from MSRs is derived from servicing rights acquired through the sale of loans on which servicing is retained. Capitalized servicing rights are initially recorded at fair value and amortized in proportion to, and over the period of, the estimated future servicing period of the underlying loans. The amortization of MSRs exceeded new capitalized MSRs during both comparison periods, which resulted in net expense $7 thousand and $23 thousand for the three and six months ended June 30, 2025, respectively, and $62 thousand and $102 thousand for the three and six months ended June 30, 2024, respectively.
Provision for Income Taxes. The Company has provided for current and deferred federal income taxes for the three and six months ended June 30, 2025 and 2024. The Company's net provision for income taxes was $102 thousand and $252 thousand for the three and six months ended June 30, 2025 respectively, compared to $61 thousand and $226 thousand for the same periods in 2024, respectively. The Company's effective federal corporate income tax rate was 4.4% and 4.6% for the three and six months ended June 30, 2025, respectively, compared to 2.9% and 6.2% for the same period in 2024, respectively.
Amortization expense related to limited partnership investments is included as a component of income tax expense and amounted to $457 thousand and $909 thousand for the three and six months ended June 30, 2025, respectively, compared to $412 thousand and $824 thousand for the same periods in 2024, respectively. These investments provide tax benefits, including tax credits. Low income housing and rehabilitation tax credits with respect to limited partnership investments are also included as a component of income tax expense and amounted to $483 thousand and $966 thousand for the three and six months ended June 30, 2025, respectively, and $450 thousand and $900 thousand for the three and six months ended June 30, 2024, respectively.

FINANCIAL CONDITION
At June 30, 2025, the Company had total consolidated assets of $1.48 billion, including gross loans and loans held for sale (total loans) of $1.11 billion, investment securities AFS of $240.5 million, deposits of $1.10 billion, borrowed funds of $270.7 million, subordinated notes of $16.3 million and stockholders' equity of $71.3 million. The Company’s total assets at June 30, 2025 decreased $48.0 million, or 3.1%, from $1.53 billion at December 31, 2024, and increased $81.9 million, or 5.9%, compared to June 30, 2024.
June 30th marks the end of the fiscal year for the majority of the Company's municipal customers, including school districts, and several customers are required to reduce their outstanding short term debts to zero for at least one day during their fiscal year. The one day requirement traditionally occurs annually on June 30th and as a result the Company experiences a decrease in outstanding municipal loan balances. In many cases monies are transferred from corresponding deposit accounts to pay off these debts so the Company experiences a corresponding decrease in deposit balances as well. These cyclical decreases are short term in nature as the loans and deposits for the next municipal fiscal year are recorded within the first few days of July. The Company recorded $66.4 million in new municipal loans during the first few days of July 2025.
Federal funds sold and overnight deposits increased $13.9 million, or 130.0%, to $24.5 million as of June 30, 2025, from $10.7 million at December 31, 2024.
Net loans and loans held for sale decreased $49.8 million, or 4.3%, to $1.11 billion, representing 74.7% of total assets at June 30, 2025, compared to $1.16 billion, or 75.6% of total assets at December 31, 2024. (See Loans Held for Sale and Loan Portfolio on page 36.)
Total deposits decreased $65.5 million, or 5.6%, to $1.10 billion at June 30, 2025, from $1.17 billion at December 31, 2024. Noninterest bearing deposits decreased by $8.7 million, or 3.9%, interest bearing deposits decreased by $136.5 million, or 19.1%, and time deposits increased by $79.6 million, or 34.9%. (See Deposits on page 40.)
Borrowed funds consisted of FHLB advances of $270.7 million and $259.7 million at June 30, 2025 and December 31, 2024, respectively. (See Borrowings on page 41.)
Stockholders’ equity increased from $66.5 million at December 31, 2024 to $71.3 million at June 30, 2025, reflecting a decrease of $2.8 million in accumulated other comprehensive loss due to an increase in the fair market value of the Company's AFS investment securities, net income of $4.9 million for the first six months of 2025, an increase of $296 thousand from the vesting of stock based compensation, an increase of $52 thousand due to net proceeds from the issuance of common stock

Union Bankshares, Inc. Page 35

under the Company's at-the-market offering, and a $36 thousand increase due to the issuance of common stock under the DRIP, partially offset by cash dividends declared of $3.3 million. (See Capital Resources on page 43.)

Loans Held for Sale and Loan Portfolio. Total loans (including loans held for sale) decreased $49.2 million, or 4.2%, to $1.11 billion, representing 75.1% of assets at June 30, 2025, from $1.16 billion, representing 76.0% of assets at December 31, 2024. The total loan portfolio at June 30, 2025 increased $99.5 million compared to the June 30, 2024 level of $1.01 billion, which represented 72.4% of assets. The Company’s loans consist primarily of adjustable-rate and fixed-rate mortgage loans secured by 1-to-4 family, multi-family residential or commercial real estate. Real estate secured loans represented $1.03 billion, or 93.0% of total loans at June 30, 2025 and $1.01 billion, or 87.3% of total loans at December 31, 2024. The net change in the Company's loan portfolio from December 31, 2024 (see table below) resulted primarily from the seasonal decrease in the municipal portfolio discussed above, partially offset by an increase in the volume of commercial and residential construction real estate loans.
The composition of the Company's loan portfolio, including loans held for sale, as of June 30, 2025 and December 31, 2024 was as follows:

	June 30, 2025		December 31, 2024
Loan Class	Amount	Percent	Amount	Percent
Residential real estate	(Dollars in thousands)
Non-revolving residential real estate	$444,231	40.0	$445,425	38.4
Revolving residential real estate	25,455	2.3	21,884	1.9
Construction real estate
Commercial construction real estate	57,381	5.2	54,985	4.7
Residential construction real estate	62,193	5.6	51,202	4.4
Commercial real estate
Non-residential commercial real estate	329,414	29.6	330,010	28.4
Multi-family residential real estate	106,113	9.5	104,328	9.0
Commercial	34,116	3.1	35,175	3.0
Consumer	2,468	0.2	2,523	0.3
Municipal	41,395	3.7	110,204	9.5
Loans held for sale	8,992	0.8	5,204	0.4
Total loans	1,111,758	100.0	1,160,940	100.0
ACL on loans	(8,307)		(7,680)
Unamortized net loan costs	2,156		2,162
Net loans and loans held for sale	$1,105,607		$1,155,422
The Company originates and sells qualified residential mortgage loans in various secondary market avenues to mitigate long-term interest rate risk and generate fee income, with a majority of sales made to the FHLMC/Freddie Mac, generally with servicing rights retained. At June 30, 2025, the Company serviced a $1.18 billion residential real estate mortgage portfolio, of which $9.0 million was held for sale and approximately $705.0 million of which was serviced for unaffiliated third parties.
The Company sold $56.8 million of qualified residential real estate loans to the secondary market during the first six months of 2025 compared to sales of $41.0 million during the first six months of 2024. Residential mortgage loan origination activity was strong during the first half of 2025. Despite low housing inventory and higher interest rates, purchase activity in the Company's markets is stable, with continued construction loan activity.
The Company also originates commercial real estate and commercial loans under various SBA, USDA and State sponsored programs which provide a government agency guaranty for a portion of the loan amount. There was $2.0 million guaranteed under these various programs at June 30, 2025 on an aggregate balance of $2.6 million in subject loans.
The Company serviced $36.6 million of commercial and commercial real estate loans for unaffiliated third parties as of June 30, 2025. This included $35.6 million of commercial or commercial real estate loans the Company originated and participated out to other financial institutions. These loans were participated in the ordinary course of business on a nonrecourse basis, for liquidity or credit concentration management purposes.

Union Bankshares, Inc. Page 36

The Company capitalizes MSRs for all loans sold with servicing retained. The unamortized balance of MSRs on loans sold with servicing retained was $1.7 million at June 30, 2025, with an estimated market value in excess of the carrying value as of such date. Management periodically evaluates and measures the servicing assets for impairment.
Qualifying residential first lien mortgage loans and certain commercial real estate loans with a combined carrying value of $488.3 million were pledged as collateral for borrowings from the FHLB under a blanket lien at June 30, 2025.

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
Repossessed assets, nonaccrual loans, and loans that are 90 days or more past due are considered to be nonperforming assets. The following table details the composition of the Company's nonperforming assets and amounts utilized to calculate certain asset quality ratios monitored by the Company's management as of the balance sheet dates and June 30, 2024:

	June 30, 2025	December 31, 2024	June 30, 2024
	(Dollars in thousands)
Nonaccrual loans	$15,189	$1,652	$1,771
Loans past due 90 days or more and still accruing interest	72	241	157
Total nonperforming assets	$15,261	$1,893	$1,928

Guarantees of U.S. or state government agencies on the above nonperforming loans	$—	$—	$72
ACL on loans	$8,307	$7,680	$6,893
Net recoveries	$(6)	$(22)	$(11)
Total loans outstanding	$1,111,758	$1,160,940	$1,012,213
Total average loans outstanding	$1,161,294	$1,077,543	$1,036,631
The increase in nonaccrual loans at June 30, 2025 primarily relates to a commercial construction loan that was placed in nonaccrual during the first quarter of 2025.

Union Bankshares, Inc. Page 37

The following table shows trends in certain asset quality ratios monitored by the Company's management as of the balance sheet dates and June 30, 2024:

	June 30, 2025	December 31, 2024	June 30, 2024
	(Dollars in thousands)
ACL on loans to total loans outstanding	0.75%	0.66%	0.68%
ACL on loans to nonperforming loans	54.43%	405.71%	357.52%
ACL on loans to nonaccrual loans	54.69%	464.89%	389.22%
Nonperforming loans to total loans	1.37%	0.16%	0.19%
Nonperforming assets to total assets	1.03%	0.12%	0.14%
Nonaccrual loans to total loans	1.37%	0.14%	0.17%
Delinquent loans (30 days to nonaccruing) to total loans	1.49%	0.43%	0.25%
Net charge-offs (recoveries) to total average loans	—%	—%	—%
Residential real estate	—%	(0.01)%	—%
Net recoveries	$(9)	$(24)	$(11)
Total average loans	$469,518	$441,561	$425,561
Commercial	—%	—%	—%
Net recoveries	$—	$(1)	$(1)
Total average loans	$34,340	$38,949	$40,250
Consumer	0.11%	0.12%	0.04%
Net charge-offs	$3	$3	$1
Total average loans	$2,732	$2,499	$2,527
All other loan categories did not have charge-offs or recoveries for any of the periods presented above.
There were no loans in process of foreclosure at June 30, 2025 and one residential real estate loan totaling $8 thousand in process of foreclosure at December 31, 2024. The aggregate interest income not recognized on nonaccrual loans approximated $645 thousand and $235 thousand as of June 30, 2025 and December 31, 2024, respectively.
The Company had loans rated substandard that were on performing status totaling $557 thousand and $768 thousand at June 30, 2025 and December 31, 2024, respectively. In management's view, substandard loans represent a higher degree of risk of becoming nonperforming loans in the future.
Allowance for Credit Losses on Loans. Some of the Company’s loan customers ultimately do not make all of their contractually scheduled payments, requiring the Company to charge off a portion or all of the remaining principal balance due. The Company maintains an ACL to absorb such losses. The level of the ACL on loans at June 30, 2025 represents management's estimate of expected credit losses over the expected life of the loans at the balance sheet date. The Company's policy and methodologies for establishing the ACL on loans, described in the Company's 2024 Annual Report, did not change during the first six months of 2025. The Company's ACL on loans was $8.3 million and $7.7 million at June 30, 2025 and December 31, 2024, respectively.
The following table reflects activity in the ACL on loans for the three and six months ended June 30, 2025 and 2024:

	For The Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in thousands)
Balance at beginning of period	$8,110	$6,645	$7,680	$6,566
Charge-offs	—	(1)	(4)	(1)
Recoveries	5	11	10	12
Net recoveries	5	10	6	11
Credit loss expense	192	238	621	316
Balance at end of period	$8,307	$6,893	$8,307	$6,893

Union Bankshares, Inc. Page 38

The following table (net of loans held for sale) shows the internal breakdown by risk component of the Company's ACL on loans and the percentage of loans in each category to total loans in the respective portfolios at the dates indicated:

	June 30, 2025		December 31, 2024
	Amount	Percent	Amount	Percent
Residential real estate	(Dollars in thousands)
Non-revolving residential real estate	$2,905	40.3	$3,212	38.5
Revolving residential real estate	230	2.3	280	1.9
Construction real estate
Commercial construction real estate	1,019	5.2	651	4.8
Residential construction real estate	219	5.6	102	4.4
Commercial real estate
Non-residential commercial real estate	3,200	29.9	2,766	28.6
Multi-family residential real estate	258	9.6	212	9.0
Commercial	439	3.1	377	3.0
Consumer	6	0.2	6	0.2
Municipal	31	3.8	74	9.6
Total	$8,307	100.0	$7,680	100.0

Notwithstanding the categories shown in the table above or any specific allocation under the Company's ACL methodology, all funds in the ACL on loans are available to absorb loan losses in the portfolio, regardless of loan category or specific allocation.
Management believes, in its best estimate, that the ACL on loans at June 30, 2025 is appropriate to cover expected credit losses over the expected life of the Company’s loan portfolio as of such date. However, there can be no assurance that the Company will not sustain losses in future periods which could be greater than the size of the ACL on loans at June 30, 2025. In addition, our banking regulators, as an integral part of their examination process, periodically review our ACL. Such agencies may require us to recognize adjustments to the ACL based on their judgments about information available to them at the time of their examination. A large adjustment to the ACL on loans for losses in future periods could require increased credit loss expense to replenish the ACL on loans, which could negatively affect earnings.
Investment Activities. The Company's investment securities classified as AFS, which are carried at fair value, decreased $10.0 million to $240.5 million, comprising 16.2% of total assets, compared to $250.5 million, or 16.4% of total assets, at December 31, 2024. The decrease between periods is due to returns of principal of $13.2 million, partially offset by a decrease in unrealized losses of $3.6 million.
Net unrealized losses in the Company’s AFS investment securities portfolio were $40.0 million as of June 30, 2025, compared to net unrealized losses of $43.6 million as of December 31, 2024. The Company’s Accumulated OCI component of stockholders’ equity at June 30, 2025 reflected cumulative net unrealized losses on investment securities of $31.2 million. There were no securities classified as HTM at June 30, 2025 or December 31, 2024. The unrealized losses in the Company's AFS investment securities portfolio are primarily attributable to changes in long-term interest rates which are tied to the pricing indexes for the securities. No declines in value were deemed by management to be impairment related to credit losses at June 30, 2025. Deterioration in credit quality and/or imbalances in liquidity that may result from changes in financial market conditions might adversely affect the fair values of the Company’s investment portfolio and the amount of gains or losses ultimately realized on the sale of such securities and may also increase the potential that credit losses may be identified in future periods, resulting in credit loss expense recorded in earnings.
Investment securities AFS with a fair value of $91.9 million and $96.0 million were pledged as collateral for FHLB borrowings and other credit subject to collateralization, public unit deposits or for other purposes as required or permitted by law, at June 30, 2025 and December 31, 2024, respectively. Investment securities AFS pledged as collateral for discount window borrowings at the FRB consisted of U.S. Government-sponsored enterprises and Agency MBS with a fair value of $9.5 million and $9.7 million at June 30, 2025 and December 31, 2024, respectively.

Union Bankshares, Inc. Page 39

Deposits. The following table shows information concerning the Company's average deposits by account type and weighted average nominal rates at which interest was paid on such deposits for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30, 2025			Six Months Ended June 30, 2024
	Average Amount	Percent of Total Deposits	Average Rate	Average Amount	Percent of Total Deposits	Average Rate
	(Dollars in thousands)
Nontime deposits:
Noninterest bearing deposits	$220,237	18.5	—	$223,922	19.0	—
Interest bearing checking accounts	304,353	25.6	1.42%	299,635	25.4	1.19%
Money market accounts	246,639	20.7	2.84%	237,987	20.2	2.38%
Savings accounts	144,256	12.1	0.04%	145,109	12.3	0.04%
Total nontime deposits	915,485	76.9	1.24%	906,653	76.9	1.03%
Total time deposits	274,044	23.1	3.95%	274,130	23.1	4.03%
Total deposits	$1,189,529	100.0	1.87%	$1,180,783	100.0	1.72%
During the first six months of 2025, average total deposits increased by $8.7 million, or 0.7%, compared to the six months ended June 30, 2024 and the deposit mix has remained consistent between periods. The average balance of total nontime deposits increased $8.8 million between periods primarily due to increases of $4.7 million in interest bearing checking accounts, and $8.7 million in money market accounts, partially offset by decreases of $3.7 million in noninterest bearing deposits and $853 thousand in savings accounts. The average balance in total time deposits decreased $86 thousand between periods due to a $46.2 million decrease in average retail brokered deposits, partially offset by increases of $7.2 million in average purchased CDARS deposits and $39.0 million in average customer time deposit accounts as customers took advantage of higher rate paying CDs.
The Company participates in CDARS, which permits it to offer full deposit insurance coverage to its customers by exchanging deposit balances with other CDARS participants. CDARS also provides the Company with an additional source of funding and liquidity through the purchase of deposits. There were $25.1 million in purchased CDARS deposits at June 30, 2025 and none at December 31, 2024. There were $7.8 million and $13.3 million of time deposits of $250,000 or less on the balance sheet at June 30, 2025 and December 31, 2024, respectively, which were exchanged with other CDARS participants.
The Company also participates in the ICS program, a service through which it can offer its customers demand or savings deposit products with access to unlimited FDIC insurance, while receiving reciprocal deposits from other FDIC-insured banks. Like the exchange of certificate of deposit accounts through CDARS, exchange of demand or savings deposits through ICS provides a depositor with full deposit insurance coverage of excess balances, thereby helping the Company retain the full amount of the deposit on its balance sheet. As with the CDARS program, in addition to reciprocal deposits, participating banks may also purchase one-way ICS deposits. There were no purchased ICS deposits at June 30, 2025 or at December 31, 2024. There were $111.1 million and $256.5 million in exchanged ICS demand and money market deposits on the balance sheet at June 30, 2025 and December 31, 2024, respectively.
At June 30, 2025 there were $40.3 million of retail brokered deposits at a weighted average rate of 4.28% issued under a master certificate of deposit program with a deposit broker for twelve month terms for the purpose of providing a supplemental source of funding and liquidity. There were no retail brokered deposits at December 31, 2024.
Uninsured deposits have been estimated to include deposits with balances greater than the FDIC insurance coverage limit of $250 thousand. This estimate by management is based on the same methodologies and assumptions used for regulatory reporting requirements. At June 30, 2025, the Company had total estimated uninsured deposit accounts totaling $451.4 million, or 40.9% of total deposits. Uninsured deposits include $24.0 million of municipal deposits that were collateralized under applicable state regulations by letters of credit issued by the FHLB at June 30, 2025, as described on page 41 under Borrowings.

Union Bankshares, Inc. Page 40

The following table provides a maturity distribution of the Company’s time deposits in amounts in excess of the $250 thousand FDIC insurance limit at June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
	(Dollars in thousands)
Within 3 months	$24,752	$24,544
3 to 6 months	30,838	16,004
6 to 12 months	8,127	20,257
Over 12 months	1,122	918
	$64,839	$61,723

Borrowings. Advances from the FHLB are another key source of funds to support earning assets. These funds are also used to manage the Bank's interest rate and liquidity risk exposures. Borrowed funds included FHLB advances of $270.7 million with a weighted average rate of 4.07% at June 30, 2025 and $259.7 million with a weighted average rate of 4.17% at December 31, 2024. Union is required to invest in $100 par value stock of the FHLB in an amount to satisfy unpaid principal balances on qualifying loans, plus an amount to satisfy an activity based requirement. The stock is nonmarketable, and is redeemable by the FHLB at par value. With the increase in FHLB advances outstanding at June 30, 2025, the investment in FHLB Class B common stock has increased to $11.5 million at June 30, 2025 compared to $11.2 million at December 31, 2024. Union's investment in FHLB stock is carried at cost in Other assets on the consolidated balance sheets.
The Company has the authority, up to its available borrowing capacity with the FHLB, to collateralize public unit deposits with letters of credit issued by the FHLB. FHLB letters of credit in the amount of $42.7 million and $47.3 million were utilized as collateral for these deposits at June 30, 2025 and December 31, 2024, respectively. The Company's reimbursement obligations to the FHLB relating to these letters of credit are secured by pledged collateral, which reduces the Company's available borrowing capacity with the FHLB. Total fees paid by the Company in connection with the issuance of these letters of credit were $16 thousand and $28 thousand for the three and six months ended June 30, 2025, respectively, and $11 thousand and $22 thousand for the three and six months ended June 30, 2024, respectively.
In August 2021, the Company completed the private placement of $16.5 million in aggregate principal amount of fixed-to-floating rate subordinated notes due 2031 to certain qualified institutional buyers and accredited investors. The Notes initially bear interest, payable semi-annually, at the rate of 3.25% per annum, until September 1, 2026. From and including September 1, 2026, the interest rate applicable to the outstanding principal amount due will reset quarterly to the then current three-month secured overnight financing rate (SOFR) plus 263 basis points. The Notes are presented in the consolidated balance sheets net of unamortized issuance costs of $210 thousand and $227 thousand at June 30, 2025 and December 31, 2024, respectively.

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

Union Bankshares, Inc. Page 41

The following table details the contractual or notional amount of financial instruments that represented credit risk at the balance sheet dates:

	June 30, 2025	December 31, 2024
	(Dollars in thousands)
Commitments to originate loans	$102,238	$47,696
Unused lines of credit	187,703	191,392
Standby and commercial letters of credit	1,632	1,640
Credit card arrangements	78	154
FHLB Mortgage Partnership Finance credit enhancement obligation, net	1,072	865
Commitment to purchase investment in a real estate limited partnership	—	2,000
Total	$292,723	$243,747
Commitments to originate loans are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Loan commitments generally have a fixed expiration date or other termination clause and may require payment of a fee. Since many of the loan commitments are expected to expire without being drawn upon and not all credit lines will be utilized, the total commitment amounts do not necessarily represent future cash requirements. Lines of credit incur seasonal volume fluctuations due to the nature of some customers' businesses, such as tourism. The increase in commitments to originate loans at June 30, 2025 from December 31, 2024 is primarily the result of the fiscal cycle of local municipalities and school districts, with $66.4 million committed to them on June 30, 2025 for their fiscal year beginning July 1, 2025.
The Company did not hold any derivative or hedging instruments at June 30, 2025 or December 31, 2024.
In addition to commitments with credit risks arising from the Company’s financial instruments, in the normal course of business the Company enters into other types of contractual arrangements from time to time that represent off-balance sheet commitments such as contracts for the purchase or lease of property, including real property for its banking premises.
The Company records an ACL on off-balance sheet credit exposures through a charge or credit to Credit loss expense (benefit) on the consolidated statements of income to account for the change in the ACL on off-balance sheet exposures between reporting periods. The ACL on off-balance sheet credit exposures totaled $906 thousand and $1.1 million at June 30, 2025 and December 31, 2024, respectively, and was included in Accrued interest and other liabilities on the consolidated balance sheets. There was $29 thousand of credit loss expense and $165 thousand of credit loss benefit for off-balance sheet credit exposures recorded for the three and six months ended June 30, 2025, respectively and $150 thousand of credit loss expense and $158 thousand of credit loss benefit recorded for the three and six months ended June 30, 2024, respectively.

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
As of June 30, 2025, Union, as a member of FHLB, had access to unused lines of credit up to $59.5 million over and above the $315.9 million in combined outstanding FHLB borrowings and other credit, subject to collateralization and to the purchase of required FHLB Class B common stock and evaluation by the FHLB of the underlying collateral available. This line of credit can be used for either short-term or long-term liquidity or other funding needs.
Union also maintains an IDEAL Way Line of Credit with the FHLB. The total line available was $551 thousand at June 30, 2025. There were no borrowings against this line of credit as of such date. Interest on this line is chargeable at a rate determined by the FHLB and payable monthly. Should Union utilize this line of credit, qualified portions of the loan and investment portfolios would collateralize these borrowings.
In addition to its borrowing arrangements with the FHLB, Union maintains a pre-approved federal funds line of credit totaling $15.0 million with an upstream correspondent bank, a master brokered deposit agreement with a brokerage firm, and one-way buy options with CDARS and ICS. At June 30, 2025, there were $40.3 million in retail brokered deposits issued under a master

Union Bankshares, Inc. Page 42

certificate of deposit program with a broker, $25.1 million in purchased CDARS deposits, and no purchased ICS deposits or outstanding advances on the correspondent line.
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
On May 20, 2025, the Company and Union entered into an Equity Distribution Agreement with Piper Sandler & Co., as sales agent, pursuant to which the Company may sell from time to time shares of the Company's common stock, par value $2.00, having an aggregate gross sale price of up to $40,000,000. Sales of common stock under the Equity Distribution Agreement may be made in any transactions that are deemed to be "at-the-market offerings" as defined in Rule 415(a)(4) under the Securities Act, or subject to the Company's consent, in privately negotiated transactions. The shares offered and sold in the offering have been registered by the Company under the Securities Act. During the three and six months ended June 30, 2025, the Company issued 8,437 shares for aggregate gross sale proceeds of $280 thousand, at an average gross sale price of $33.14 per share, which yielded net proceeds to the Company of $52 thousand, after issuance costs, including sales commissions equal to 3% of gross sale proceeds. As of June 30, 2025, approximately $39.7 million remains available for issuance under the offering.
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
Stockholders’ equity increased from $66.5 million at December 31, 2024 to $71.3 million at June 30, 2025, reflecting a decrease of $2.8 million in accumulated other comprehensive loss due to an increase in the fair market value of the Company's AFS investment securities, net income of $4.9 million for the first six months of 2025, an increase of $296 thousand in additional paid in capital from the vesting of stock-based compensation, an increase of $52 thousand due to net proceeds from the issuance of common stock under the Company's at-the-market offering, and a $36 thousand increase due to the issuance of common stock under the DRIP. These increases were partially offset by cash dividends declared of $3.3 million during the six months ended June 30, 2025. The components of other comprehensive loss are illustrated in Note 10 of the unaudited consolidated financial statements.
The Company has 7,500,000 shares of $2.00 par value common stock authorized. As of June 30, 2025, the Company had 5,024,257 shares issued, of which 4,551,335 were outstanding and 472,922 were held in treasury.
In December 2024, the Company's Board reauthorized for 2025 and 2026 a limited stock repurchase plan that was initially established in May of 2010. The limited stock repurchase plan allows the repurchase of up to a fixed number of shares of the Company's common stock each calendar quarter in open market purchases or privately negotiated transactions, as management deems advisable and as market conditions may warrant. The repurchase authorization for a calendar quarter (currently 2,500 shares) expires at the end of that quarter to the extent it has not been exercised, and is not carried forward into future quarters. The quarterly repurchase authorization expires on December 31, 2026, unless reauthorized. The Company had no repurchases under this program during the first six months of 2025.
The Company maintains a DRIP whereby registered stockholders may elect to reinvest cash dividends and make optional cash contributions to purchase additional shares of the Company's common stock. The Company has reserved 200,000 shares of its common stock for issuance and sale under the DRIP. As of June 30, 2025, 14,327 shares of stock had been issued from treasury stock under the DRIP.
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

Union Bankshares, Inc. Page 43

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
As shown in the table below, as of June 30, 2025, both the Company and Union met all capital adequacy requirements to which they are subject and Union exceeded the requirements for a "well capitalized" bank under the FDIC's Prompt Corrective Action framework. There were no conditions or events between June 30, 2025 and the date of this report that management believes have changed either company’s regulatory capital category.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of June 30, 2025	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Company:
Total capital to risk weighted assets	$125,770	12.71%	$79,163	8.00%	N/A	N/A
Tier I capital to risk weighted assets	100,266	10.14%	59,329	6.00%	N/A	N/A
Common Equity Tier 1 to risk weighted assets	100,266	10.14%	44,497	4.50%	N/A	N/A
Tier I capital to average assets	100,266	6.34%	63,259	4.00%	N/A	N/A

Union:
Total capital to risk weighted assets	$124,743	12.62%	$79,076	8.00%	$98,845	10.00%
Tier I capital to risk weighted assets	115,529	11.69%	59,296	6.00%	79,062	8.00%
Common Equity Tier 1 to risk weighted assets	115,529	11.69%	44,472	4.50%	64,238	6.50%
Tier I capital to average assets	115,529	7.30%	63,304	4.00%	79,129	5.00%
Dividends paid by Union are the primary source of funds available to the Company for payment of dividends to its stockholders. Union is subject to certain requirements imposed by federal banking laws and regulations, which among other things, establish minimum levels of capital and restrict the amount of dividends that may be distributed by Union to the Company.
Quarterly cash dividends of $0.36 per share were paid during the second quarter of 2025 and were declared in July for the third quarter, payable on August 7, 2025 to stockholders of record on July 26, 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Omitted, in accordance with the regulatory relief available to smaller reporting companies in SEC Release Nos. 33-10513 (effective September 10, 2018).

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer, with the assistance of the Disclosure Control Committee, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2025. Based on this evaluation they concluded that those disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files with the Commission is accumulated and communicated to the Company’s management, including its principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required information.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
There were no repurchases of the Company's equity securities, nor any sales of unregistered securities, during the quarter ended June 30, 2025.

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
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the unaudited consolidated balance sheets, (ii) the unaudited consolidated statements of income for the three and six months ended June 30, 2025 and 2024, (iii) the unaudited consolidated statements of comprehensive income for the three and six months ended June 30, 2025 and 2024, (iv) the unaudited consolidated statements of changes in stockholders' equity, (iv) the unaudited consolidated statements of cash flows and (v) related notes.

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

Union Bankshares, Inc.

August 13, 2025	/s/ David S. Silverman
David S. Silverman
Director, President and Chief Executive Officer

August 13, 2025	/s/ Karyn J. Hale
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

101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the unaudited consolidated balance sheets, (ii) the unaudited consolidated statements of income for the three and six months ended June 30, 2025 and 2024, (iii) the unaudited consolidated statements of comprehensive income for the three and six months ended June 30, 2025 and 2024, (iv) the unaudited consolidated statements of changes in stockholders' equity, (iv) the unaudited consolidated statements of cash flows and (v) related notes.

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