Form 10-Q
period 2025-09-30
UNION BANKSHARES INC
filed 2025-11-10
CIK 706863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2025

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐      No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of October 24, 2025.

Common Stock, $2 par value	4,582,423	shares

UNION BANKSHARES, INC.
TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	September 30, 2025	December 31, 2024
	(Unaudited)
Assets	(Dollars in thousands)
Cash and due from banks	$4,923	$5,168
Federal funds sold and overnight deposits	30,550	10,670
Cash and cash equivalents	35,473	15,838
Interest bearing deposits in banks	8,457	9,462
Investment securities available-for-sale	260,404	250,504
Other investments	1,967	1,754
Total investments	262,371	252,258
Loans held for sale	4,529	5,204
Loans	1,174,273	1,155,736
Allowance for credit losses on loans	(8,397)	(7,680)
Net deferred loan costs	2,107	2,162
Net loans	1,167,983	1,150,218
Premises and equipment, net	19,980	20,225
Other assets	75,124	75,153
Total assets	$1,573,917	$1,528,358
Liabilities and Stockholders’ Equity
Liabilities
Deposits
Noninterest bearing	$227,202	$226,048
Interest bearing	651,261	714,862
Time	311,123	227,984
Total deposits	1,189,586	1,168,894
Borrowed funds	270,841	259,696
Subordinated notes	16,299	16,273
Accrued interest and other liabilities	19,512	17,015
Total liabilities	1,496,238	1,461,878
Commitments and Contingencies
Stockholders’ Equity
Common stock, $2.00 par value; 7,500,000 shares authorized; 5,054,654 shares issued at September 30, 2025 and 5,012,084 shares issued at December 31, 2024	10,110	10,024
Additional paid-in capital	4,234	3,031
Retained earnings	95,148	91,722
Treasury stock at cost; 472,233 shares at September 30, 2025 and 474,075 shares at December 31, 2024	(4,283)	(4,300)
Accumulated other comprehensive loss	(27,530)	(33,997)
Total stockholders' equity	77,679	66,480
Total liabilities and stockholders' equity	$1,573,917	$1,528,358

See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 1

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest and dividend income	(Dollars in thousands, except per share data)
Interest and fees on loans	$16,996	$15,182	$49,606	$43,094
Interest on debt securities:
Taxable	1,351	1,106	4,077	3,256
Tax exempt	388	467	1,165	1,512
Dividends	203	147	605	331
Interest on federal funds sold and overnight deposits	192	162	522	799
Interest on interest bearing deposits in banks	77	127	248	372
Total interest and dividend income	19,207	17,191	56,223	49,364
Interest expense
Interest on deposits	5,070	4,961	16,087	15,082
Interest on borrowed funds	2,838	2,658	7,836	5,933
Interest on subordinated notes	143	142	428	427
Total interest expense	8,051	7,761	24,351	21,442
Net interest income	11,156	9,430	31,872	27,922
Credit loss expense	313	425	769	583
Net interest income after credit loss expense	10,843	9,005	31,103	27,339
Noninterest income
Wealth management income	297	265	868	793
Service fees	1,793	1,855	5,165	5,252
Net losses on sales of investment securities available-for-sale	—	(1,293)	—	(1,293)
Net gains on sales of loans held for sale	700	540	1,569	1,168
Net gains on other investments	94	83	178	211
Other income	466	155	769	806
Total noninterest income	3,350	1,605	8,549	6,937
Noninterest expenses
Salaries and wages	4,436	4,015	12,432	11,342
Employee benefits	1,406	1,522	4,958	4,642
Occupancy expense, net	537	505	1,736	1,618
Equipment expense	1,095	1,006	3,244	2,966
Other expenses	2,869	2,361	8,284	7,845
Total noninterest expenses	10,343	9,409	30,654	28,413
Income before provision (benefit) for income taxes	3,850	1,201	8,998	5,863
Provision (benefit) for income taxes	414	(123)	666	103
Net income	$3,436	$1,324	$8,332	$5,760
Basic earnings per common share	$0.75	$0.29	$1.83	$1.27
Diluted earnings per common share	$0.75	$0.29	$1.82	$1.27
Weighted average number of common shares outstanding	4,563,784	4,524,319	4,548,962	4,521,795
Weighted average common and potential common shares for diluted EPS	4,599,367	4,555,591	4,582,227	4,548,657
Dividends per common share	$0.36	$0.36	$1.08	$1.08

See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 2

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in thousands)
Net income	$3,436	$1,324	$8,332	$5,760
Other comprehensive income, net of tax:
Investment securities available-for-sale:
Net unrealized holding gains arising during the period on investment securities available-for-sale	3,701	7,383	6,467	4,115
Reclassification adjustment for net losses on sales of investment securities available-for-sale realized in net income	—	1,009	—	1,009
Total other comprehensive income	3,701	8,392	6,467	5,124
Total comprehensive income	$7,137	$9,716	$14,799	$10,884

See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 3

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)

	Three Month Periods Ended September 30, 2025 and 2024
	Common Stock					Accumulated other comprehensive loss
	Shares, net of treasury	Amount	Additional paid-in capital	Retained earnings	Treasury stock		Total stockholders’ equity
	(Dollars in thousands, except per share data)
Balances, June 30, 2025	4,551,335	$10,049	$3,380	$93,350	$(4,290)	$(31,231)	$71,258
Net income	—	—	—	3,436	—	—	3,436
Other comprehensive income	—	—	—	—	—	3,701	3,701
Dividend reinvestment plan	689	—	13	—	7	—	20
Cash dividends declared ($0.36 per share)	—	—	—	(1,638)	—	—	(1,638)
Stock based compensation expense	—	—	153	—	—	—	153
Common stock issued, net of issuance costs	30,397	61	688	—	—	—	749
Balances, September 30, 2025	4,582,421	$10,110	$4,234	$95,148	$(4,283)	$(27,530)	$77,679

Balances June 30, 2024	4,523,867	$9,999	$2,928	$90,654	$(4,312)	$(35,223)	$64,046
Net income	—	—	—	1,324	—	—	1,324
Other comprehensive income	—	—	—	—	—	8,392	8,392
Dividend reinvestment plan	683	—	11	—	6	—	17
Cash dividends declared ($0.36 per share)	—	—	—	(1,628)	—	—	(1,628)
Stock based compensation expense	—	—	150	—	—	—	150
Balances, September 30, 2024	4,524,550	$9,999	$3,089	$90,350	$(4,306)	$(26,831)	$72,301

	Nine Month Periods Ended September 30, 2025 and 2024
	Common Stock					Accumulated other comprehensive loss
	Shares, net of treasury	Amount	Additional paid-in capital	Retained earnings	Treasury stock		Total stockholders’ equity
	(Dollars in thousands, except per share data)
Balances, December 31, 2024	4,538,009	$10,024	$3,031	$91,722	$(4,300)	$(33,997)	$66,480
Net income	—	—	—	8,332	—	—	8,332
Other comprehensive income	—	—	—	—	—	6,467	6,467
Dividend reinvestment plan	1,842	—	39	—	17	—	56
Cash dividends declared ($1.08 per share)	—	—	—	(4,906)	—	—	(4,906)
Stock based compensation expense	3,736	8	441	—	—	—	449
Common stock issued, net of issuance costs	38,834	78	723				801
Balances, September 30, 2025	4,582,421	$10,110	$4,234	$95,148	$(4,283)	$(27,530)	$77,679

Balances, December 31, 2023	4,518,848	$9,991	$2,621	$89,472	$(4,322)	$(31,955)	$65,807
Net income	—	—	—	5,760	—	—	5,760
Other comprehensive income	—	—	—	—	—	5,124	5,124
Dividend reinvestment plan	1,830	—	34	—	16	—	50
Cash dividends declared ($1.08 per share)	—	—	—	(4,882)	—	—	(4,882)
Stock based compensation expense	3,872	8	434	—	—	—	442
Balances, September 30, 2024	4,524,550	$9,999	$3,089	$90,350	$(4,306)	$(26,831)	$72,301
See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 4

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash Flows From Operating Activities	(Dollars in thousands)
Net income	$8,332	$5,760
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,212	1,218
Credit loss expense	769	583
Deferred income tax provision	5	7
Net amortization of premiums on investment securities	438	418
Equity in losses of limited partnerships	1,366	1,264
Stock based compensation expense	449	442
Net decrease (increase) in unamortized loan costs	55	(267)
Proceeds from sales of loans held for sale	104,351	77,313
Origination of loans held for sale	(102,107)	(81,524)
Net gains on sales of loans held for sale	(1,569)	(1,168)
Net gains on disposals of premises and equipment	—	(19)
Net losses on sales of investment securities available-for-sale	—	1,293
Net gains on other investments	(178)	(211)
Decrease in accrued interest receivable	881	488
Amortization of debt issuance costs	26	25
Increase in other assets	(1,454)	(1,919)
Increase in other liabilities	1,481	2,689
Net cash provided by operating activities	14,057	6,392
Cash Flows From Investing Activities
Interest bearing deposits in banks
Proceeds from maturities and redemptions	9,213	3,237
Purchases	(8,208)	(1,992)
Investment securities available-for-sale
Proceeds from sales	—	37,218
Proceeds from maturities, calls and paydowns	20,002	14,338
Purchases	(22,029)	(27,253)
Net purchases of other investments	(35)	(12)
Net increase in nonmarketable stock	(810)	(7,281)
Net increase in loans	(18,583)	(89,193)
Recoveries of loans charged off	15	18
Net purchases of premises and equipment	(967)	(932)
Proceeds from Company-owned life insurance death benefit	197	235
Investments in limited partnerships	(1,005)	(3,052)
Proceeds from sales of premises and equipment	—	44
Net cash used in investing activities	(22,210)	(74,625)

Union Bankshares, Inc. Page 5

	Nine Months Ended September 30,
	2025	2024

Cash Flows From Financing Activities	(Dollars in thousands)
Advances on long-term borrowings	20,145	285,000
Repayment of long-term borrowings	(20,000)	(110,000)
Net increase in short-term borrowings outstanding	11,000	—
Net increase (decrease) in noninterest bearing deposits	1,154	(17,222)
Net decrease in interest bearing deposits	(63,601)	(122,096)
Net increase in time deposits	83,139	6,978
Proceeds from issuance of common stock, net of issuance costs	801	—
Dividends paid	(4,850)	(4,832)
Net cash provided by financing activities	27,788	37,828
Net increase (decrease) in cash and cash equivalents	19,635	(30,405)
Cash and cash equivalents
Beginning of period	15,838	77,666
End of period	$35,473	$47,261

Supplemental Disclosures of Cash Flow Information
Interest paid	$24,540	$20,640
Income taxes paid	$200	$—

Supplemental Schedule of Noncash Investing Activities
Investment in limited partnerships acquired by capital contributions payable	$1,901	$1,712

Dividends paid on Common Stock:
Dividends declared	$4,906	$4,882
Dividends reinvested	(56)	(50)
	$4,850	$4,832

See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 6

UNION BANKSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
Note 1.    Basis of Presentation
The accompanying unaudited interim consolidated financial statements of Union Bankshares, Inc. and Subsidiary (together, the Company) as of September 30, 2025, and for the three and nine months ended September 30, 2025 and 2024, have been prepared in conformity with GAAP for interim financial information, general practices within the banking industry, and the accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (2024 Annual Report). The Company's sole subsidiary is Union Bank. In the opinion of the Company’s management, all adjustments, consisting only of normal recurring adjustments and disclosures necessary for a fair presentation of the information contained herein, have been made. This information should be read in conjunction with the Company’s 2024 Annual Report. The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2025, or any future interim period.
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

ACL:	Allowance for credit losses	FHLMC/Freddie Mac:	Federal Home Loan Mortgage Corporation
AFS:	Available-for-sale	GAAP:	Generally accepted accounting principles in the United States
ASC:	Accounting Standards Codification	HTM:	Held-to-maturity
ASU:	Accounting Standards Update	ICS:	Insured Cash Sweeps of the IntraFi Network
Board:	Board of Directors	MBS:	Mortgage-backed security
bp or bps:	Basis point(s)	MSRs:	Mortgage servicing rights
CDARS:	Certificate of Deposit Accounts Registry Service of the IntraFi Network	OAO:	Other assets owned
CECL:	Current expected credit loss	OCI:	Other comprehensive income
Company:	Union Bankshares, Inc. and Subsidiary	OREO:	Other real estate owned
DCF:	Discounted cash flow	RSU:	Restricted stock unit
DRIP:	Dividend Reinvestment and Stock Purchase Plan	SBA:	U.S. Small Business Administration
EPS:	Earnings per share	SEC:	U.S. Securities and Exchange Commission
FASB:	Financial Accounting Standards Board	Union:	Union Bank, the sole subsidiary of Union Bankshares, Inc
FDIC:	Federal Deposit Insurance Corporation	USDA:	U.S. Department of Agriculture
FDICIA:	The Federal Deposit Insurance Corporation Improvement Act of 1991	2014 Equity Plan:	2014 Equity Incentive Plan, as amended
FHLB:	Federal Home Loan Bank of Boston	2024 Equity Plan:	2024 Equity Incentive Plan
FRB:	Federal Reserve Bank of Boston	2024 Annual Report:	Annual Report on Form 10-K for the year ended December 31, 2024

Note 2. Legal Contingencies
In the normal course of business, the Company is involved in various legal and other proceedings. In the opinion of management, any liability resulting from such proceedings is not expected to have a material adverse effect on the Company’s consolidated financial condition or results of operations.

Union Bankshares, Inc. Page 7

Note 3. Per Share Information
The following table presents the reconciliation between the calculation of basic EPS and diluted EPS for the three and nine months ended September 30, 2025 and 2024:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in thousands, except per share data)
Net income	$3,436	$1,324	$8,332	$5,760
Weighted average common shares outstanding for basic EPS	4,563,784	4,524,319	4,548,962	4,521,795
Dilutive effect of stock-based awards (1)	35,583	31,272	33,265	26,862
Weighted average common and potential common shares for diluted EPS	4,599,367	4,555,591	4,582,227	4,548,657
Earnings per common share:
Basic EPS	$0.75	$0.29	$1.83	$1.27
Diluted EPS	$0.75	$0.29	$1.82	$1.27
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

Note 5. Investment Securities

Debt securities AFS as of the balance sheet dates consisted of the following:

September 30, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. Government-sponsored enterprises	$28,242	$—	$(2,375)	$25,867
Agency mortgage-backed	209,906	253	(25,152)	185,007
State and political subdivisions	55,511	12	(7,979)	47,544
Corporate	2,000	—	(14)	1,986
Total	$295,659	$265	$(35,520)	$260,404

Union Bankshares, Inc. Page 8

December 31, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. Government-sponsored enterprises	$29,664	$—	$(3,449)	$26,215
Agency mortgage-backed	206,170	—	(32,895)	173,275
State and political subdivisions	55,737	14	(7,201)	48,550
Corporate	2,500	2	(38)	2,464
Total	$294,071	$16	$(43,583)	$250,504
There were no investment securities HTM at September 30, 2025 or December 31, 2024. At such dates, investment securities AFS with a fair value of $90.2 million and $96.0 million, respectively, were pledged as collateral for FHLB borrowings and other credit subject to collateralization, public unit deposits or for other purposes as required or permitted by law. Investment securities AFS pledged as collateral for discount window borrowings at the FRB consisted of U.S. government-sponsored enterprises and Agency MBS with a fair value of $9.4 million and $9.7 million at September 30, 2025 and December 31, 2024, respectively.

The amortized cost and estimated fair value of debt securities by contractual scheduled maturity as of September 30, 2025 were as follows:

	Amortized Cost	Fair Value
Available-for-sale	(Dollars in thousands)
Due in one year or less	$1,016	$1,010
Due from one to five years	13,804	13,017
Due from five to ten years	11,497	10,530
Due after ten years	59,436	50,840
	85,753	75,397
Agency mortgage-backed	209,906	185,007
Total debt securities available-for-sale	$295,659	$260,404

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

Information pertaining to all AFS debt securities with gross unrealized losses for which an ACL has not been recorded as of the balance sheet dates, aggregated by investment category and length of time that individual securities have been in a continuous loss position were as follows:

September 30, 2025	Less Than 12 Months			12 Months and over			Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
		(Dollars in thousands)
U.S. Government- sponsored enterprises	1	$46	$—	25	$25,821	$(2,375)	26	$25,867	$(2,375)
Agency mortgage-backed	5	16,800	(272)	94	148,456	(24,880)	99	165,256	(25,152)
State and political subdivisions	1	1,571	(1)	52	45,461	(7,978)	53	47,032	(7,979)
Corporate	1	500	—	3	1,486	(14)	4	1,986	(14)
Total	8	$18,917	$(273)	174	$221,224	$(35,247)	182	$240,141	$(35,520)

Union Bankshares, Inc. Page 9

December 31, 2024	Less Than 12 Months			12 Months and over			Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
		(Dollars in thousands)
U.S. Government- sponsored enterprises	1	$2,012	$(69)	26	$24,203	$(3,380)	27	$26,215	$(3,449)
Agency mortgage-backed	11	43,367	(784)	87	129,908	(32,111)	98	173,275	(32,895)
State and political subdivisions	1	1,564	(8)	52	46,470	(7,193)	53	48,034	(7,201)
Corporate	1	499	(1)	3	1,463	(37)	4	1,962	(38)
Total	14	$47,442	$(862)	168	$202,044	$(42,721)	182	$249,486	$(43,583)

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

No ACL for AFS debt securities was recorded at September 30, 2025 or December 31, 2024. Accrued interest receivable on AFS debt securities totaled $884 thousand and $1.2 million at September 30, 2025 and December 31, 2024, respectively, and is excluded from the estimate of credit losses.

The following table presents the proceeds resulting in gross realized gains and gross realized losses from the sale of AFS debt securities for the three and nine months ended September 30, 2025 and 2024:

	For The Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in thousands)
Proceeds from sales	$—	$37,218	$—	$37,218

Gross gains	—	218	—	218
Gross losses	—	(1,511)	—	(1,511)
Net losses on sales of investment securities AFS	$—	$(1,293)	$—	$(1,293)

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
The composition of Net loans as of the balance sheet dates, by regulatory call report code segmentation based on underlying collateral or purpose for certain loan types, was as follows:

	September 30, 2025	December 31, 2024
Residential real estate	(Dollars in thousands)
Non-revolving residential real estate	$443,152	$445,425
Revolving residential real estate	27,750	21,884
Construction real estate
Commercial construction real estate	56,723	54,985
Residential construction real estate	56,804	51,202
Commercial real estate
Non-residential commercial real estate	331,191	330,010
Multi-family residential real estate	102,291	104,328
Commercial	32,719	35,175
Consumer	2,659	2,523
Municipal	120,984	110,204
Gross loans	1,174,273	1,155,736
ACL on loans	(8,397)	(7,680)
Net deferred loan costs	2,107	2,162
Net loans	$1,167,983	$1,150,218
Qualifying residential first mortgage loans and certain commercial real estate loans with an aggregate carrying value of $498.1 million and $394.5 million were pledged as collateral for borrowings from the FHLB under a blanket lien at September 30, 2025 and December 31, 2024, respectively.
Accrued interest receivable on loans totaled $4.7 million and $5.2 million at September 30, 2025 and December 31, 2024, respectively, and is excluded from the estimate of credit losses described in Note 7.

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

Union Bankshares, Inc. Page 12

Changes in the ACL on loans, by loan segment, for the three and nine months ended September 30, 2025 and 2024 were as follows:

For The Three Months Ended September 30, 2025	Balance, June 30, 2025	Charge-Offs	Recoveries	Credit Loss Expense (Benefit)	Balance, September 30, 2025
	(Dollars in thousands)
Non-revolving residential real estate	$2,905	$—	$3	$(11)	$2,897
Revolving residential real estate	230	—	—	21	251
Residential real estate	3,135	—	3	10	3,148
Commercial construction real estate	1,019	—	—	103	1,122
Residential construction real estate	219	—	—	(17)	202
Construction real estate	1,238	—	—	86	1,324
Non-residential commercial real estate	3,200	—	—	53	3,253
Multi-family residential real estate	258	—	—	(10)	248
Commercial real estate	3,458	—	—	43	3,501
Commercial	439	(41)	2	(89)	311
Consumer	6	(1)	—	—	5
Municipal	31	—	—	77	108
Total	$8,307	$(42)	$5	$127	$8,397

For The Nine Months Ended September 30, 2025	Balance, December 31, 2024	Charge-Offs	Recoveries	Credit Loss Expense (Benefit)	Balance, September 30, 2025
	(Dollars in thousands)
Non-revolving residential real estate	$3,212	$—	$12	$(327)	$2,897
Revolving residential real estate	280	—	—	(29)	251
Residential real estate	3,492	—	12	(356)	3,148
Commercial construction real estate	651	—	—	471	1,122
Residential construction real estate	102	—	—	100	202
Construction real estate	753	—	—	571	1,324
Non-residential commercial real estate	2,766	—	—	487	3,253
Multi-family residential real estate	212	—	—	36	248
Commercial real estate	2,978	—	—	523	3,501
Commercial	377	(41)	2	(27)	311
Consumer	6	(5)	1	3	5
Municipal	74	—	—	34	108
Total	$7,680	$(46)	$15	$748	$8,397

Union Bankshares, Inc. Page 13

For The Three Months Ended September 30, 2024	Balance, June 30, 2024	Charge-Offs	Recoveries	Credit Loss Expense (Benefit)	Balance, September 30, 2024
	(Dollars in thousands)
Non-revolving residential real estate	$2,967	$—	$6	$100	$3,073
Revolving residential real estate	273	—	—	—	273
Residential real estate	3,240	—	6	100	3,346
Commercial construction real estate	544	—	—	140	684
Residential construction real estate	88	—	—	11	99
Construction real estate	632	—	—	151	783
Non-residential commercial real estate	2,469	—	—	173	2,642
Multi-family residential real estate	207	—	—	2	209
Commercial real estate	2,676	—	—	175	2,851
Commercial	312	—	—	(14)	298
Consumer	7	(1)	—	—	6
Municipal	26	—	—	56	82
Total	$6,893	$(1)	$6	$468	$7,366

For The Nine Months Ended September 30, 2024	Balance, December 31, 2023	Charge-Offs	Recoveries	Credit Loss Expense (Benefit)	Balance, September 30, 2024
	(Dollars in thousands)
Non-revolving residential real estate	$2,361	$—	$17	$695	$3,073
Revolving residential real estate	159	—	—	114	273
Residential real estate	2,520	—	17	809	3,346
Commercial construction real estate	1,035	—	—	(351)	684
Residential construction real estate	163	—	—	(64)	99
Construction real estate	1,198	—	—	(415)	783
Non-residential commercial real estate	2,182	—	—	460	2,642
Multi-family residential real estate	244	—	—	(35)	209
Commercial real estate	2,426	—	—	425	2,851
Commercial	352	—	1	(55)	298
Consumer	5	(2)	—	3	6
Municipal	65	—	—	17	82
Total	$6,566	$(2)	$18	$784	$7,366

Union Bankshares, Inc. Page 14

The Company's ACL on off-balance sheet credit exposures is recognized as a liability within Accrued interest and other liabilities on the consolidated balance sheets, with adjustments to the ACL recognized in Credit loss expense in the consolidated statements of income. The activity in the ACL on off-balance sheet credit exposures for the three and nine months ended September 30, 2025 and 2024 was as follows:

	For The Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
ACL on Off-Balance Sheet Credit Exposures	(Dollars in thousands)
Balance at beginning of period	$906	$1,075	$1,071	$1,233
Credit loss expense (benefit)	186	(43)	21	(201)
Balance at end of period	$1,092	$1,032	$1,092	$1,032

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

Union Bankshares, Inc. Page 15

The following table summarizes the Company's loans by year of origination and by loan ratings applied by management to the Company's loans by segment as well as gross charge-offs by year of origination and loan segment as of and for the period ended September 30, 2025:

September 30, 2025	2025	2024	2023	2022	2021	Prior	Revolving	Total
	(Dollars in thousands)
Non-revolving residential real estate
Pass	$31,813	$74,706	$58,171	$92,942	$73,369	$72,128	$—	$403,129
Satisfactory/Monitor	4,642	6,367	5,217	10,577	5,187	7,209	—	39,199
Substandard	—	—	—	653	—	171	—	824
Total non-revolving residential real estate	36,455	81,073	63,388	104,172	78,556	79,508	—	443,152
Gross charge-offs for the nine months ended	—	—	—	—	—	—	—	—
Revolving residential real estate
Pass	—	—	—	—	—	—	26,028	26,028
Satisfactory/Monitor	—	—	—	—	—	—	1,691	1,691
Substandard	—	—	—	—	—	—	31	31
Total revolving residential real estate	—	—	—	—	—	—	27,750	27,750
Gross charge-offs for the nine months ended	—	—	—	—	—	—	—	—
Commercial construction real estate
Pass	3,886	6,234	1,288	1,664	1,139	995	—	15,206
Satisfactory/Monitor	3,082	23,591	967	—	749	118	—	28,507
Substandard	—	—	13,010	—	—	—	—	13,010
Total commercial construction real estate	6,968	29,825	15,265	1,664	1,888	1,113	—	56,723
Gross charge-offs for the nine months ended	—	—	—	—	—	—	—	—
Residential construction real estate
Pass	24,244	21,892	2,394	997	—	—	—	49,527
Satisfactory/Monitor	2,320	1,756	—	200	2,016	985	—	7,277
Substandard	—	—	—	—	—	—	—	—
Total residential construction real estate	26,564	23,648	2,394	1,197	2,016	985	—	56,804
Gross charge-offs for the nine months ended	—	—	—	—	—	—	—	—
Non-residential commercial real estate
Pass	6,216	4,818	11,028	45,562	28,299	69,821	4,502	170,246
Satisfactory/Monitor	3,752	60,857	14,786	19,153	15,902	27,562	15,909	157,921
Substandard	—	—	—	—	—	3,024	—	3,024
Total non-residential commercial real estate	9,968	65,675	25,814	64,715	44,201	100,407	20,411	331,191
Gross charge-offs for the nine months ended	—	—	—	—	—	—	—	—
Multi-family residential real estate
Pass	851	454	136	4,064	4,751	36,159	—	46,415
Satisfactory/Monitor	2,250	1,776	5,694	14,798	14,988	16,127	—	55,633
Substandard	—	—	—	—	—	243	—	243
Total multi-family residential real estate	3,101	2,230	5,830	18,862	19,739	52,529	—	102,291
Gross charge-offs for the nine months ended	—	—	—	—	—	—	—	—
Commercial
Pass	1,863	2,259	2,189	2,351	1,180	6,629	5,085	21,556
Satisfactory/Monitor	846	2,050	1,600	1,853	1,705	2,168	688	10,910
Substandard	—	—	—	—	—	253	—	253
Total commercial	2,709	4,309	3,789	4,204	2,885	9,050	5,773	32,719
Gross charge-offs for the nine months ended	41	—	—	—	—	—	—	41

Union Bankshares, Inc. Page 16

September 30, 2025	2025	2024	2023	2022	2021	Prior	Revolving	Total
	(Dollars in thousands)
Consumer
Pass	1,230	622	521	48	17	199	21	2,658
Satisfactory/Monitor	1	—	—	—	—	—	—	1
Substandard	—	—	—	—	—	—	—	—
Total consumer	1,231	622	521	48	17	199	21	2,659
Gross charge-offs for the nine months ended	—	1	4	—	—	—	—	5
Municipal
Pass	98,320	8,896	9,290	514	347	3,617	—	120,984
Satisfactory/Monitor	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total municipal	98,320	8,896	9,290	514	347	3,617	—	120,984
Gross charge-offs for the nine months ended	—	—	—	—	—	—	—	—
Total Loans	$185,316	$216,278	$126,291	$195,376	$149,649	$247,408	$53,955	$1,174,273
Gross charge-offs for the nine months ended	$41	$1	$4	$—	$—	$—	$—	$46

The following table summarizes the Company's loans by year of origination and by loan ratings applied by management to the Company's loans by segment as well as gross charge-offs by year of origination and loan segment as of and for the year ended December 31, 2024:

December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving	Total
	(Dollars in thousands)
Non-revolving residential real estate
Pass	$83,371	$70,515	$100,168	$79,234	$27,326	$51,661	$—	$412,275
Satisfactory/Monitor	5,381	5,065	10,744	3,642	2,450	5,627	—	32,909
Substandard	—	—	—	—	158	83	—	241
Total non-revolving residential real estate	88,752	75,580	110,912	82,876	29,934	57,371	—	445,425
Gross charge-offs for the year ended	—	—	—	—	—	—	—	—
Revolving residential real estate
Pass	—	—	—	—	—	—	20,516	20,516
Satisfactory/Monitor	—	—	—	—	—	—	1,344	1,344
Substandard	—	—	—	—	—	—	24	24
Total revolving residential real estate	—	—	—	—	—	—	21,884	21,884
Gross charge-offs for the year ended	—	—	—	—	—	—	—	—
Commercial construction real estate
Pass	8,968	2,216	4,514	1,460	559	714	—	18,431
Satisfactory/Monitor	13,524	15,276	1,760	5,800	53	141	—	36,554
Substandard	—	—	—	—	—	—	—	—
Total commercial construction real estate	22,492	17,492	6,274	7,260	612	855	—	54,985
Gross charge-offs for the year ended	—	—	—	—	—	—	—	—
Residential construction real estate
Pass	34,189	8,725	960	—	—	—	—	43,874
Satisfactory/Monitor	2,199	1,547	136	2,307	1,139	—	—	7,328
Substandard	—	—	—	—	—	—	—	—
Total residential construction real estate	36,388	10,272	1,096	2,307	1,139	—	—	51,202
Gross charge-offs for the year ended	—	—	—	—	—	—	—	—

Union Bankshares, Inc. Page 17

December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving	Total
	(Dollars in thousands)
Non-residential commercial real estate
Pass	3,427	10,481	49,645	31,969	17,227	64,073	5,431	182,253
Satisfactory/Monitor	48,068	17,365	15,874	13,967	5,297	27,610	14,954	143,135
Substandard	—	—	—	—	1,606	2,969	47	4,622
Total non-residential commercial real estate	51,495	27,846	65,519	45,936	24,130	94,652	20,432	330,010
Gross charge-offs for the year ended	—	—	—	—	—	—	—	—
Multi-family residential real estate
Pass	1,720	283	4,329	10,115	1,853	31,787	—	50,087
Satisfactory/Monitor	563	2,484	14,980	10,291	5,535	20,132	—	53,985
Substandard	—	—	—	—	—	256	—	256
Total multi-family residential real estate	2,283	2,767	19,309	20,406	7,388	52,175	—	104,328
Gross charge-offs for the year ended	—	—	—	—	—	—	—	—
Commercial
Pass	3,224	2,583	4,417	1,517	370	7,492	3,483	23,086
Satisfactory/Monitor	1,958	2,438	899	1,977	203	2,595	1,295	11,365
Substandard	—	—	—	—	—	—	724	724
Total commercial	5,182	5,021	5,316	3,494	573	10,087	5,502	35,175
Gross charge-offs for the year ended	—	—	—	—	—	—	—	—
Consumer
Pass	1,253	777	105	53	66	188	24	2,466
Satisfactory/Monitor	57	—	—	—	—	—	—	57
Substandard	—	—	—	—	—	—	—	—
Total consumer	1,310	777	105	53	66	188	24	2,523
Gross charge-offs for the year ended	2	—	—	1	—	—	—	3
Municipal
Pass	93,280	10,482	1,363	606	1,272	3,201	—	110,204
Satisfactory/Monitor	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total municipal	93,280	10,482	1,363	606	1,272	3,201	—	110,204
Gross charge-offs for the year ended	—	—	—	—	—	—	—	—
Total Loans	$301,182	$150,237	$209,894	$162,938	$65,114	$218,529	$47,842	$1,155,736
Gross charge-offs for the year ended	$2	$—	$—	$1	$—	$—	$—	$3

Union Bankshares, Inc. Page 18

A summary of current and past due loans as of September 30, 2025 and December 31, 2024 follows:

September 30, 2025	30-59 Days	60-89 Days	90 Days and Over	Total Past Due	Current	Total
	(Dollars in thousands)
Residential real estate
Non-revolving residential real estate	$—	$70	$815	$885	$442,267	$443,152
Revolving residential real estate	—	10	—	10	27,740	27,750
Construction real estate
Commercial construction real estate	—	—	—	—	56,723	56,723
Residential construction real estate	—	—	—	—	56,804	56,804
Commercial real estate
Non-residential commercial real estate	—	—	255	255	330,936	331,191
Multi-family residential real estate	—	—	—	—	102,291	102,291
Commercial	—	—	44	44	32,675	32,719
Consumer	—	—	—	—	2,659	2,659
Municipal	—	—	—	—	120,984	120,984
Total	$—	$80	$1,114	$1,194	$1,173,079	$1,174,273

December 31, 2024	30-59 Days	60-89 Days	90 Days and Over	Total Past Due	Current	Total
	(Dollars in thousands)
Residential real estate
Non-revolving residential real estate	$1,560	$1,158	$241	$2,959	$442,466	$445,425
Revolving residential real estate	—	—	—	—	21,884	21,884
Construction real estate
Commercial construction real estate	—	—	—	—	54,985	54,985
Residential construction real estate	—	—	—	—	51,202	51,202
Commercial real estate
Non-residential commercial real estate	355	46	—	401	329,609	330,010
Multi-family residential real estate	—	—	—	—	104,328	104,328
Commercial	45	—	—	45	35,130	35,175
Consumer	—	4	—	4	2,519	2,523
Municipal	—	—	—	—	110,204	110,204
Total	$1,960	$1,208	$241	$3,409	$1,152,327	$1,155,736

A summary of nonaccrual loans as of September 30, 2025 and December 31, 2024 follows:

September 30, 2025	Nonaccrual	Nonaccrual With No Allowance for Credit Losses	90 Days and Over and Accruing
Residential real estate	(Dollars in thousands)
Non-revolving residential real estate	$644	$—	$171
Construction real estate
Commercial construction real estate	12,343	—	—
Commercial real estate
Non-residential commercial real estate	—	—	255
Commercial	—	—	44
Total	$12,987	$—	$470

Union Bankshares, Inc. Page 19

December 31, 2024	Nonaccrual	Nonaccrual With No Allowance for Credit Losses	90 Days and Over and Accruing
Residential real estate	(Dollars in thousands)
Non-revolving residential real estate	$—	$—	$241
Commercial real estate
Non-residential commercial real estate	1,652	1,652	—
Total	$1,652	$1,652	$241

There were no loans in process of foreclosure at September 30, 2025 and one residential real estate loan totaling $8 thousand in process of foreclosure at December 31, 2024. Aggregate interest on nonaccrual loans not recognized was $568 thousand as of September 30, 2025 and $235 thousand as of December 31, 2024.
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
The following table presents collateral dependent loans to borrowers experiencing financial difficulty by loan class and collateral type as of the balance sheet dates:

	September 30, 2025	December 31, 2024
	Real Estate	Real Estate
	(Dollars in thousands)
Residential real estate	$9	$—
Commercial construction real estate	13,010	—
Non-residential commercial real estate	3,202	4,246
Multi-family residential real estate	420	—
Commercial	44	500
Total	$16,685	$4,746

Collateral dependent loans are loans for which the repayment is expected to be provided substantially by the underlying collateral and there are no other available and reliable sources of repayment.

Occasionally, the Company modifies loans to borrowers experiencing financial difficulty by providing interest rate reductions, term extensions, payment deferrals or principal forgiveness. When principal forgiveness is provided, the amount of forgiveness is charged off against the ACL on loans. There were no new loan modifications to borrowers experiencing financial difficulty during the three months ended September 30, 2025 or 2024. The following tables summarize loan modifications to borrowers experiencing financial difficulty by loan class, type of modification and the financial effect of the modifications as of and for the nine months ended September 30, 2025 and 2024.

	Payment Delay
	Nine Months Ended September 30, 2025
	Amortized Cost Basis	% of Loan Class	Financial Effect
	(Dollars in thousands)
Commercial construction real estate	$13,010	22.94%	Modification extended loan draw period 6 months, extended interest only payments by 12 months and extended maturity date by 18 months.

Union Bankshares, Inc. Page 20

	Payment Delay
	Nine Months Ended September 30, 2024
	Amortized Cost Basis	% of Loan Class	Financial Effect
	(Dollars in thousands)
Non-revolving residential real estate	$15	—%	Modification deferred 3 months of principal and interest payments.
Non-residential commercial real estate	260	0.08%	Modification deferred 3 months of principal and interest payments.
Commercial	46	0.12%	Modification deferred 3 months of principal and interest payments.

The following tables present the performance of loans as of September 30, 2025 and December 31, 2024 that had been modified in the previous twelve months:

September 30, 2025	Current	Past Due 30-89 Days	Past Due 90 Days and Over
	(Dollars in thousands)
Commercial construction real estate	$13,010	$—	$—
Non-residential commercial real estate	2,594	—	—
Total	$15,604	$—	$—

December 31, 2024	Current	Past Due 30-89 Days	Past Due 90 Days and Over
	(Dollars in thousands)
Non-revolving residential real estate	$14	$—	$—
Non-residential commercial real estate	2,851	—	—
Commercial	—	45	—
Total	$2,865	$45	$—

There were no loans to borrowers experiencing financial difficulty that were modified within the previous twelve months that had subsequently defaulted during the three and nine months ended September 30, 2025 and 2024. Loans are considered defaulted at 90 days past due.

At September 30, 2025 and December 31, 2024, the Company was not committed to lend any additional funds to borrowers experiencing financial difficulty for which the Company modified the terms of the loans in the form of principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay, or a term extension.

Note 8.  Stock Based Compensation
Under the Union Bankshares, Inc. 2024 Equity Plan, a total of 250,000 shares of the Company’s common stock have been reserved for equity awards of incentive stock options, nonqualified stock options, restricted stock and RSUs to eligible officers and (except for awards of incentive stock options) nonemployee directors. Shares available for issuance of awards under the 2024 Equity Plan consist of unissued shares of the Company’s common stock and/or shares held in treasury. The 2024 Equity Plan replaced, and is substantially similar to, the Company’s 2014 Equity Plan.

RSUs. Each outstanding RSU represents the right to receive one share of the Company's common stock upon satisfaction of applicable vesting conditions. The general terms of the awards are described in the Company's 2024 Annual Report. Prior to vesting, the RSUs do not earn dividends or dividend equivalents, nor do they bear any voting rights.

Union Bankshares, Inc. Page 21

The following table summarizes the RSUs awarded to Company executives in 2025 under the 2024 Equity Plan, and the number of such RSUs remaining unvested as of September 30, 2025:

	Number of RSUs Granted	Weighted Average Grant Date Fair Value	Number of Unvested RSUs
2025 Award	18,139	$32.70	18,139
Total	18,139		18,139

The following table summarizes the RSUs awarded to Company executives in 2023 and 2024 under the 2014 Equity Plan, and the number of such RSUs remaining unvested as of September 30, 2025:

	Number of RSUs Granted	Weighted Average Grant Date Fair Value	Number of Unvested RSUs
2023 Award	19,282	$26.90	2,508
2024 Award	19,910	$28.87	11,280
Total	39,192		13,788

No new grants will be made under the 2014 Equity Plan.
Unrecognized compensation expense related to the unvested RSUs under both plans as of September 30, 2025 and 2024 was $247 thousand and $423 thousand, respectively, and $393 thousand as of December 31, 2024.
On May 21, 2025, the Company's board of directors, as a component of total director compensation, granted an aggregate of 3,616 RSUs to the Company's non-employee directors under the 2024 Equity Plan. Each RSU represents the right to receive one share of the Company's common stock upon satisfaction of applicable vesting conditions. The RSUs will vest in May 2026, subject to continued board service through the vesting date, other than in the case of the director's death or disability. Prior to vesting, the RSUs do not earn dividends or dividend equivalents, nor do they bear any voting rights. Unrecognized director compensation expense related to the unvested RSUs as of September 30, 2025 was $75 thousand.

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
The unamortized issuance costs of the Notes were $201 thousand and $227 thousand at September 30, 2025 and December 31, 2024, respectively. The Company recorded $9 thousand and $26 thousand of issuance costs in interest expense for the three and nine months ended September 30, 2025 and 2024. The Notes are presented net of unamortized issuance costs in the consolidated balance sheets.

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

Union Bankshares, Inc. Page 22

As of the balance sheet dates, the components of Accumulated OCI, net of tax, were:

	September 30, 2025	December 31, 2024
	(Dollars in thousands)
Net unrealized losses on investment securities AFS	$(27,530)	$(33,997)

The following tables disclose the tax effects allocated to each component of OCI for the three and nine months ended September 30:

	Three Months Ended
	September 30, 2025			September 30, 2024
	Before-Tax Amount	Tax Expense	Net-of-Tax Amount	Before-Tax Amount	Tax Expense	Net-of-Tax Amount
Investment securities AFS:	(Dollars in thousands)
Net unrealized holding gains arising during the period on investment securities AFS	$4,757	$(1,056)	$3,701	$9,462	$(2,079)	$7,383
Reclassification adjustment for net losses on investment securities AFS realized in net income	—	—	—	1,293	(284)	1,009
Total other comprehensive income	$4,757	$(1,056)	$3,701	$10,755	$(2,363)	$8,392

	Nine Months Ended
	September 30, 2025			September 30, 2024
	Before-Tax Amount	Tax Expense	Net-of-Tax Amount	Before-Tax Amount	Tax Expense	Net-of-Tax Amount
Investment securities AFS:	(Dollars in thousands)
Net unrealized holding gains arising during the period on investment securities AFS	$8,312	$(1,845)	$6,467	$5,273	$(1,158)	$4,115
Reclassification adjustment for net losses on investment securities AFS realized in net income	—	—	—	1,293	(284)	1,009
Total other comprehensive income	$8,312	$(1,845)	$6,467	$6,566	$(1,442)	$5,124

The following table discloses information concerning reclassification adjustments from OCI for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended		Nine Months Ended
Reclassification Adjustment Description	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024	Affected Line Item in Consolidated Statements of Income
	(Dollars in thousands)
Investment securities AFS:
Net losses on investment securities AFS	$—	$1,293	$—	$1,293	Net losses on sales of investment securities AFS
Tax benefit	—	(284)	—	(284)	Provision for income taxes
Total reclassifications	$—	$1,009	$—	$1,009	Net income

Union Bankshares, Inc. Page 23

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

Union Bankshares, Inc. Page 24

Assets measured at fair value on a recurring basis at September 30, 2025 and December 31, 2024, segregated by fair value hierarchy level, are summarized below:

	Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2025:	(Dollars in thousands)
Debt securities AFS:
U.S. Government-sponsored enterprises	$25,867	$2,815	$23,052	$—
Agency mortgage-backed	185,007	—	185,007	—
State and political subdivisions	47,544	—	47,544	—
Corporate	1,986	—	1,986	—
Total debt securities	$260,404	$2,815	$257,589	$—

Other investments:
Mutual funds	$1,967	$1,967	$—	$—

December 31, 2024:
Debt securities AFS:
U.S. Government-sponsored enterprises	$26,215	$2,702	$23,513	$—
Agency mortgage-backed	173,275	—	173,275	—
State and political subdivisions	48,550	—	48,550	—
Corporate	2,464	—	2,464	—
Total debt securities	$250,504	$2,702	$247,802	$—

Other investments:
Mutual funds	$1,754	$1,754	$—	$—

There were no transfers in or out of Levels 1 and 2 during the three and nine months ended September 30, 2025 or the year ended December 31, 2024, nor were there any Level 3 assets at any time during these periods. Certain other assets and liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Assets and liabilities measured at fair value on a nonrecurring basis in periods after initial recognition, such as collateral dependent individually evaluated loans, MSRs and OREO, were not considered material at September 30, 2025 or December 31, 2024. The Company has not elected to apply the fair value method to any financial assets or liabilities other than those situations where other accounting pronouncements require fair value measurements.

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

Union Bankshares, Inc. Page 25

As of the balance sheet dates, the estimated fair values and related carrying amounts of the Company's significant financial instruments were as follows:

	September 30, 2025
	Fair Value Measurements
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$35,473	$35,473	$35,473	$—	$—
Interest bearing deposits in banks	8,457	8,460	—	8,460	—
Investment securities	262,371	262,371	4,782	257,589	—
Loans held for sale	4,529	4,593	—	4,593	—
Loans, net
Residential real estate	468,599	442,699	—	—	442,699
Construction real estate	112,407	111,659	—	—	111,659
Commercial real estate	430,758	414,144	—	—	414,144
Commercial	32,467	31,542	—	—	31,542
Consumer	2,659	2,627	—	—	2,627
Municipal	121,093	118,201	—	—	118,201
Accrued interest receivable	5,589	5,589	—	904	4,685
Nonmarketable equity securities	12,161	N/A	N/A	N/A	N/A
Financial liabilities
Deposits
Noninterest bearing	$227,202	$227,202	$227,202	$—	$—
Interest bearing	651,261	651,261	651,261	—	—
Time	311,123	310,664	—	310,664	—
Borrowed funds
Long-term	270,841	272,604	—	272,604	—
Subordinated notes	16,299	17,060	—	17,060	—
Accrued interest payable	3,130	3,130	—	3,130	—

Union Bankshares, Inc. Page 26

	December 31, 2024
	Fair Value Measurements
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$15,838	$15,838	$15,838	$—	$—
Interest bearing deposits in banks	9,462	9,449	—	9,449	—
Investment securities	252,258	252,258	4,456	247,802	—
Loans held for sale	5,204	5,303	—	5,303	—
Loans, net
Residential real estate	464,691	425,103	—	—	425,103
Construction real estate	105,633	103,672	—	—	103,672
Commercial real estate	432,173	395,713	—	—	395,713
Commercial	34,863	33,096	—	—	33,096
Consumer	2,522	2,477	—	—	2,477
Municipal	110,336	108,163	—	—	108,163
Accrued interest receivable	6,470	6,470	—	1,226	5,244
Nonmarketable equity securities	11,352	N/A	N/A	N/A	N/A
Financial liabilities
Deposits
Noninterest bearing	$226,048	$226,048	$226,048	$—	$—
Interest bearing	714,862	714,862	714,862	—	—
Time	227,984	226,890	—	226,890	—
Borrowed funds
Short-term	29,000	28,946	—	28,946	—
Long-term	230,696	229,613	—	229,613	—
Subordinated notes	16,273	16,128	—	16,128	—
Accrued interest payable	3,319	3,319	—	3,319	—
The carrying amounts in the preceding tables are included in the consolidated balance sheets under the applicable captions. Accrued interest receivable and nonmarketable equity securities are included in Other assets in the consolidated balance sheets.

Note 12. Subsequent Events
Subsequent events represent events or transactions occurring after the balance sheet date but before the financial statements are issued. Financial statements are considered “issued” when they are widely distributed to shareholders and others for general use and reliance in a form and format that complies with GAAP. Events occurring subsequent to September 30, 2025 have been evaluated as to their potential impact to the consolidated financial statements.
On October 15, 2025, the Company declared a regular quarterly cash dividend of $0.36 per share, payable November 6, 2025, to stockholders of record on October 25, 2025.

Union Bankshares, Inc. Page 27

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
GENERAL
The following discussion and analysis focuses on those factors that, in management's view, had a material effect on the financial position of the Company as of September 30, 2025 and December 31, 2024, and its results of operations for the three and nine months ended September 30, 2025 and 2024. This discussion is being presented to provide a narrative explanation of the consolidated financial statements and should be read in conjunction with the consolidated financial statements and related notes and with other financial data appearing elsewhere in this filing and with the Company's 2024 Annual Report. In the opinion of the Company's management, the interim unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments and disclosures necessary to fairly present the Company's consolidated financial position and results of operations for the interim periods presented. Management is not aware of the occurrence of any events after September 30, 2025 which would materially affect the information presented.
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
Forward-looking statements are based on the current assumptions underlying the statements and other information with respect to the beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions of management and the financial condition, results of operations, future performance and business are only expectations of future results. Although the Company believes that the expectations reflected in the Company’s forward-looking statements are reasonable when made, the Company’s actual results could differ materially from those projected in the forward-looking statements as a result of, among other factors, changes in interest rates; competitive pressures from other financial institutions; general economic conditions on a national basis or in the local markets in which the Company operates; downgrades of U.S. government securities; eroding public confidence in the banking system; changes in consumer behavior due to changing political, business and economic conditions, including the impact of inflation, federal tariff and trade policies, legislative or regulatory initiatives and the impact of the federal government shutdown; changes in the value of securities and other assets in the Company’s investment portfolio; increases in loan and lease default and charge-off rates; the adequacy of the ACL; decreases in deposit levels that necessitate increases in borrowing to fund loans and investments; operational risks to the Company and our vendors, including, but not limited to, cybersecurity incidents, fraud, natural disasters and future pandemics; changes in regulation, war, terrorism, civil unrest; changes in economic assumptions and adverse economic developments; the risk that goodwill and intangibles recorded in the Company’s financial statements will become impaired; changes in assumptions used in making such forward-looking statements; and the other risks and uncertainties detailed in the Company’s 2024 Annual Report.
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

Non-GAAP Financial Measures
Under SEC Regulation G, public companies making disclosures containing financial measures that are not in accordance with GAAP must also disclose, along with each non-GAAP financial measure, certain additional information, including a reconciliation of the non-GAAP financial measure to the closest comparable GAAP financial measure, as well as a statement of the company’s reasons for utilizing the non-GAAP financial measure. The SEC has exempted from the definition of non-GAAP

Union Bankshares, Inc. Page 28

financial measures certain commonly used financial measures that are not based on GAAP. However, two non-GAAP financial measures commonly used by financial institutions, namely tax equivalent net interest income and tax equivalent net interest margin (as presented in the tables in the section labeled Yields Earned and Rates Paid), have not been specifically exempted by the SEC, and may therefore constitute non-GAAP financial measures under Regulation G. We are unable to state with certainty whether the SEC would regard those measures as subject to Regulation G. Management believes that these non-GAAP financial measures are useful in evaluating the Company’s financial performance and facilitate comparisons with the performance of other financial institutions. However, that information should be considered supplemental in nature and not as a substitute for related financial information prepared in accordance with GAAP.

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

OVERVIEW
The financial trends for the three and nine months ended September 30, 2025 indicate a positive trajectory for the Company. Net interest income, the largest component of net income, saw an increase due to higher interest earned on average earning assets and an increase in average loan volume. Interest expense also rose, primarily driven by higher rates on customer deposits and increased utilization of wholesale funding. The net interest spread and net interest margin both improved, reflecting the overall positive impact of these changes. In September 2025, the Federal Reserve reduced short-term interest rates by 25 bps; however, there was minimal impact on third quarter financial results from this rate reduction. Noninterest income experienced growth in wealth management income and net gains on sales of loans held for sale, partially offset by decreases in service fees. The increase in noninterest income between both the three and nine month comparison periods of 2025 and 2024 resulted primarily from the balance sheet repositioning in August, 2024 involving the sale of lower-yielding AFS debt securities with a book value of $38.5 million, resulting in a pre-tax realized loss on the sale of $1.3 million that did not recur in 2025. Noninterest expenses increased, particularly in salaries, wages, and employee benefits, due to annual salary adjustments, higher medical and dental plan premiums, and an increase in the number of full time employees. Overall, the Company's financial performance showed robust growth and improved profitability. For further discussion see Results of Operations on page 30.
Consolidated net income increased $2.1 million, or 159.5%, to $3.4 million for the third quarter of 2025 compared to $1.3 million for the third quarter of 2024. The increase in net income was due to the combined effects of the non-reccurrence of the $1.3 million loss on sales of AFS debt securities discussed above, increases in net interest income of $1.7 million, and noninterest income of $452 thousand and a decrease of $112 thousand in credit loss expense, partially offset by increases of $934 thousand in noninterest expenses and $537 thousand in income tax expense.
Consolidated net income increased $2.6 million, or 44.7%, to $8.3 million for the nine months ended September 30, 2025 compared to $5.8 million for the nine months ended September 30, 2024. This increase was due to the non-reccurrence of the $1.3 million loss on sales of AFS debt securities discussed above, increases in net interest income of $4.0 million, and noninterest income of $319 thousand, partially offset by increases in noninterest expenses of $2.2 million, credit loss expense of $186 thousand and income tax expense of $563 thousand.
At September 30, 2025, the Company had total consolidated assets of $1.57 billion, including gross loans and loans held for sale (total loans) of $1.18 billion, deposits of $1.19 billion, borrowed funds of $270.8 million, subordinated notes of $16.3 million and stockholders' equity of $77.7 million.

On May 20, 2025, the Company and Union entered into an Equity Distribution Agreement with Piper Sandler & Co., as sales agent, pursuant to which the Company may sell from time to time shares of the Company's common stock, par value $2.00, having an aggregate gross sale price of up to $40,000,000. Sales of common stock under the Equity Distribution Agreement

Union Bankshares, Inc. Page 29

may be made in any transactions that are deemed to be "at-the-market offerings" as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended (the "Securities Act") or, subject to the Company's consent, in privately negotiated transactions. The shares offered and sold in the offering have been registered by the Company under the Securities Act. During the three and nine months ended September 30, 2025, respectively, the Company issued 30,397 and 38,834 shares for aggregate gross sale proceeds of $802 thousand and $1.1 million, at an average gross sale price of $26.39 and $27.86 per share, which yielded net proceeds to the Company of $749 thousand and $801 thousand after issuance costs, including sales commissions equal to 3% of gross sale proceeds. As of September 30, 2025, approximately $38.9 million remains available for issuance under the offering.
The current macroeconomic and geopolitical environment is subject to a number of uncertainties, including geopolitical conflicts, tariffs or changes in trade policies, the impact of federal government shutdowns, capital markets volatility, and inflation. These and other factors may contribute to slower or negative economic growth and a challenging business environment for our customers. While we remain confident in the resilience and strength of our business and financial model, the current macroeconomic and geopolitical environment could negatively impact our financial condition and results of operations. For more information about risks the Company faces, please see “Part I, Item 1A. Risk Factors” in our 2024 Annual Report.

The following unaudited per share information and key ratios depict several measurements of performance or financial condition at or for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended or At September 30,		Nine Months Ended or At September 30,
	2025	2024	2025	2024
Return on average assets (1)	0.89%	0.36%	0.72%	0.53%
Return on average equity (1)	19.11%	7.90%	15.86%	12.00%
Net interest margin (1)(2)	3.03%	2.71%	2.93%	2.73%
Efficiency ratio (3)	70.15%	83.42%	74.43%	80.04%
Net interest spread (4)	2.58%	2.22%	2.47%	2.27%
Loan to deposit ratio	99.09%	95.96%	99.09%	95.96%
Net loan charge-offs to average loans not held for sale	0.01%	—%	—%	—%
ACL on loans to loans not held for sale	0.72%	0.66%	0.72%	0.66%
Nonperforming assets to total assets (5)	0.86%	0.13%	0.86%	0.13%
Equity to assets	4.94%	4.76%	4.94%	4.76%
Total capital to risk weighted assets	12.99%	12.77%	12.99%	12.77%
Book value per share	$16.95	$15.98	$16.95	$15.98
Basic earnings per share	$0.75	$0.29	$1.83	$1.27
Diluted earnings per share	$0.75	$0.29	$1.82	$1.27
Dividends paid per share	$0.36	$0.36	$1.08	$1.08
Dividend payout ratio (6)	48.00%	124.14%	59.02%	85.04%
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

Union Bankshares, Inc. Page 30

nonperforming assets. Net interest margin is calculated as the net interest income on a fully tax equivalent basis as a percentage of average earning assets.
Interest earned, on a fully tax equivalent basis, on average earning assets for the three months ended September 30, 2025 was $19.4 million compared to $17.4 million for the three months ended September 30, 2024, an increase of $2.0 million, or 11.5%. The average earning asset base increased $68.7 million between periods and the average yield on average earning assets increased 30 bps to 5.15% for the three months ended September 30, 2025 compared to 4.85% for the three months ended September 30, 2024.
Interest income, on a fully tax equivalent basis, on investment securities increased $152 thousand between the three month comparison periods due to an increase in the average yield of 27 bps, despite a decrease in the average balance of the portfolio of $7.0 million. The improvement in the average yield and interest income resulted from a balance sheet repositioning completed in the third quarter of 2024, in which the Company sold lower-yielding AFS debt securities at a loss and used the proceeds to purchase higher yielding AFS debt securities and fund loans.
Interest income, on a fully tax equivalent basis, on loans increased $1.8 million between the three month comparison periods due to an increase in the average volume of loans outstanding of $78.3 million and an increase of 22 bps in the average yield and due to recoveries of $421 thousand of interest from the payoff of loans that had previously been in nonaccrual, which accounted for 14 bps of the increase in the average loan yield between the three month comparison periods.
Average interest bearing liabilities increased $70.7 million between the three month comparison periods primarily due to increases in average deposits and borrowed funds. The average rate paid on interest bearing liabilities decreased 6 bps to 2.57% for the third quarter of 2025 compared to 2.63% for the third quarter of 2024. Interest expense increased $290 thousand, to $8.1 million for the three months ended September 30, 2025 compared to $7.8 million for the three months ended September 30, 2024. Interest expense on borrowed funds increased $180 thousand, or 6.8%, between periods due to an increase of $28.3 million in the average volume, despite a decrease of 17 bps in the average rate paid.
The net interest spread increased 36 bps to 2.58% for the third quarter of 2025, from 2.22% for the same period last year, reflecting the net effect of the 30 bps increase in the average yield earned on interest earning assets and a decrease of 6 bps in the average rate paid on interest bearing liabilities between periods. The net interest margin increased 32 bps during the third quarter of 2025 compared to the same period last year as a result of the changes discussed above.
Net interest income was $32.6 million, on a fully tax equivalent basis, for the nine months ended September 30, 2025 compared to $28.6 million for the nine months ended September 30, 2024, an increase of $4.1 million, or 14.2%. The average volume of earning assets increased $91.2 million and the average yield on earning assets increased 33 bps to 5.10% compared to 4.77% for the comparison period. Average loans increased $109.1 million, or 10.3%, to $1.2 billion for the nine months ended September 30, 2025. The increase in average loan volume and the increase of 25 bps in the average loan yield resulted in a $6.7 million increase in interest income on loans between periods. Interest income on loans increased $563 thousand and $445 thousand during the nine months ended September 30, 2025 and 2024, respectively, due to recoveries of interest from the payoff of loans that had previously been in nonaccrual. This resulted in a 6 bps increase in the average loan yield for the nine months ended September 30, 2025 and 2024.
Interest income on federal funds sold and overnight deposits decreased $277 thousand between the nine month comparison periods due to a decrease of 90 bps in the average yield and a decrease in the average balance maintained in Union's master account at the FRB. The average balance of the investment portfolio decreased $11.7 million while the average yield on the portfolio increased by 28 bps, resulting in an increase in interest income on investment securities of $415 thousand between the nine month comparison periods. As noted above, the increases in the average yield and interest income area attributable in part to the balance sheet repositioning completed in the third quarter of 2024.
The average balance of interest bearing liabilities increased $93.6 million between the nine month comparison periods, primarily due to an increase in borrowed funds and interest bearing deposits. The average cost of funds increased 13 bps to 2.63% for the nine months ended September 30, 2025 compared to 2.50% for the nine months ended September 30, 2024 due to continued customer expectation of higher rates on deposit accounts along with utilization of wholesale funding at rates higher than deposit rates. Interest expense increased $2.9 million, to $24.4 million for the nine months ended September 30, 2025, compared to $21.4 million for the nine months ended September 30, 2024.
The net interest spread increased 20 bps to 2.47% for the nine months ended September 30, 2025, from 2.27% for the same period last year, reflecting the net effect of the 33 bps increase in the average yield earned on interest earning assets, partially offset by the 13 bps increase in the average rate paid on interest bearing liabilities between periods. The net interest margin increased 20 bps for the nine months ended September 30, 2025 compared to the same period last year as a result of the changes discussed above.

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

	Three Months Ended September 30,
	2025			2024
	Average Balance (1)	Interest Earned/ Paid	Average Yield/ Rate	Average Balance (1)	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Average Assets:
Federal funds sold and overnight deposits	$26,893	$192	2.78%	$25,451	$162	2.49%
Interest bearing deposits in banks	7,320	77	4.18%	13,564	127	3.71%
Investment securities (2), (3)	281,795	1,774	2.52%	288,839	1,622	2.25%
Loans, net (2), (4)	1,169,626	17,199	5.83%	1,091,307	15,378	5.61%
Nonmarketable equity securities	12,275	203	6.54%	10,082	147	5.77%
Total interest earning assets (2)	1,497,909	19,445	5.15%	1,429,243	17,436	4.85%
Cash and due from banks	4,582			4,887
Premises and equipment	20,159			20,567
Other assets	24,400			21,534
Total assets	$1,547,050			$1,476,231
Average Liabilities and Stockholders' Equity:
Interest bearing checking accounts	$293,598	943	1.27%	$277,422	748	1.07%
Savings/money market accounts	337,912	1,008	1.18%	328,887	1,014	1.23%
Time deposits	312,503	3,119	3.96%	295,331	3,199	4.31%
Borrowed funds and other liabilities	275,712	2,838	4.03%	247,446	2,658	4.20%
Subordinated notes	16,293	143	3.47%	16,259	142	3.49%
Total interest bearing liabilities	1,236,018	8,051	2.57%	1,165,345	7,761	2.63%
Noninterest bearing deposits	219,788			226,094
Other liabilities	19,329			17,795
Total liabilities	1,475,135			1,409,234
Stockholders' equity	71,915			66,997
Total liabilities and stockholders’ equity	$1,547,050			$1,476,231
Net interest income		$11,394			$9,675
Net interest spread (2)			2.58%			2.22%
Net interest margin (2)			3.03%			2.71%

Union Bankshares, Inc. Page 32

	Nine Months Ended September 30,
	2025			2024
	Average Balance (1)	Interest Earned/ Paid	Average Yield/ Rate	Average Balance (1)	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Average Assets:
Federal funds sold and overnight deposits	$22,623	$522	3.04%	$26,664	$799	3.94%
Interest bearing deposits in banks	7,767	248	4.27%	14,008	372	3.55%
Investment securities (2), (3)	286,087	5,346	2.49%	297,769	4,931	2.21%
Loans, net (2), (4)	1,164,102	50,264	5.77%	1,054,989	43,573	5.52%
Nonmarketable equity securities	11,466	605	7.05%	7,424	331	5.94%
Total interest earning assets (2)	1,492,045	56,985	5.10%	1,400,854	50,006	4.77%
Cash and due from banks	4,693			4,585
Premises and equipment	20,198			20,748
Other assets	24,676			18,431
Total assets	$1,541,612			$1,444,618
Average Liabilities and Stockholders' Equity:
Interest bearing checking accounts	$300,729	3,087	1.37%	$292,177	2,524	1.15%
Savings/money market accounts	373,040	4,511	1.62%	364,894	3,866	1.42%
Time deposits	287,004	8,489	3.95%	281,248	8,692	4.13%
Borrowed funds and other liabilities	256,017	7,836	4.04%	184,875	5,933	4.22%
Subordinated notes	16,285	428	3.51%	16,251	427	3.52%
Total interest bearing liabilities	1,233,075	24,351	2.63%	1,139,445	21,442	2.50%
Noninterest bearing deposits	220,085			224,651
Other liabilities	18,383			16,545
Total liabilities	1,471,543			1,380,641
Stockholders' equity	70,069			63,977
Total liabilities and stockholders’ equity	$1,541,612			$1,444,618
Net interest income		$32,634			$28,564
Net interest spread (2)			2.47%			2.27%
Net interest margin (2)			2.93%			2.73%

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

Union Bankshares, Inc. Page 33

Tax exempt interest income amounted to $1.6 million for the three months ended September 30, 2025 and 2024, and $5.0 million and $4.2 million for the nine months ended September 30, 2025 and 2024, respectively. The following table presents the effect of tax exempt income on the calculation of net interest income, using a marginal federal corporate income tax rate of 21% for the three and nine month comparison periods of 2025 and 2024:

	For The Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in thousands)
Net interest income, as presented	$11,156	$9,430	$31,872	$27,922
Effect of tax-exempt interest
Investment securities	35	49	104	163
Loans	203	196	658	479
Net interest income, tax equivalent	$11,394	$9,675	$32,634	$28,564

Rate/Volume Analysis. The following table describes the extent to which changes in average interest rates earned and paid (on a fully tax equivalent basis) and changes in volume of average interest earning assets and interest bearing liabilities have affected the Company's interest income and interest expense during the periods indicated. For each category of interest earning assets and interest bearing liabilities, information is provided on changes attributable to:
•changes in volume (change in volume multiplied by prior rate);
•changes in rate (change in rate multiplied by prior volume); and
•total change in rate and volume.

Changes attributable to both rate and volume have been allocated proportionately to the change due to volume and the change due to rate.

	Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024 Increase/(Decrease) Due to Change In			Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024 Increase/(Decrease) Due to Change In
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in thousands)
Interest earning assets:
Federal funds sold and overnight deposits	$9	$21	$30	$(110)	$(167)	$(277)
Interest bearing deposits in banks	(64)	14	(50)	(189)	65	(124)
Investment securities	(43)	195	152	(204)	619	415
Loans, net	1,156	665	1,821	4,659	2,032	6,691
Nonmarketable equity securities	34	22	56	204	70	274
Total interest earning assets	1,092	917	2,009	4,360	2,619	6,979
Interest bearing liabilities:
Interest bearing checking accounts	47	148	195	73	490	563
Savings/money market accounts	30	(36)	(6)	87	558	645
Time deposits	185	(265)	(80)	172	(375)	(203)
Borrowed funds	291	(111)	180	2,159	(256)	1,903
Subordinated notes	1	—	1	1	—	1
Total interest bearing liabilities	554	(264)	290	2,492	417	2,909
Net change in net interest income	$538	$1,181	$1,719	$1,868	$2,202	$4,070

Credit Loss Expense. Credit loss expense or benefit is made up of credit loss expense on loans and credit loss expense on off-balance sheet credit exposures. Credit loss expense on loans results from net charge-offs, changes to the projected loss drivers, prepayment speeds, curtailments and time to recovery that the Company forecasted over the reasonable and supportable forecast periods and changes in the volume and mix of the loan portfolio. Credit loss expense on off-balance sheet credit exposures results from changes in outstanding commitments and changes in funding rates and assumed loss rates period over period. For

Union Bankshares, Inc. Page 34

further details, see FINANCIAL CONDITION - Allowance for Credit Losses on Loans on page 40 and Commitments, Contingent Liabilities, and Off-Balance-Sheet Arrangements on page 43.

Credit loss expense was made up of the following components for the following periods:

	For The Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in thousands)
Credit loss expense for loans	$127	$468	$748	$784
Credit loss expense (benefit) for off-balance sheet credit exposures	186	(43)	21	(201)
Credit loss expense, net	$313	$425	$769	$583

Noninterest Income. The following table sets forth the components of noninterest income and changes between the three and nine month comparison periods of 2025 and 2024:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2025	2024	$ Variance	% Variance	2025	2024	$ Variance	% Variance
	(Dollars in thousands)
Wealth management income	$297	$265	$32	12.1	$868	$793	$75	9.5
Service fees	1,793	1,855	(62)	(3.3)	5,165	5,252	(87)	(1.7)
Net gains on sales of loans held for sale	700	540	160	29.6	1,569	1,168	401	34.3
Income from Company-owned life insurance	328	126	202	160.3	569	596	(27)	(4.5)
Income from MSRs, net	83	—	83	100.0	83	—	83	100.0
Other income	55	29	26	89.7	117	210	(93)	(44.3)
Net gains on other investments	94	83	11	13.3	178	211	(33)	(15.6)
Net losses on sales of investment securities AFS	—	(1,293)	1,293	100.0	—	(1,293)	1,293	100.0
Total noninterest income	$3,350	$1,605	$1,745	108.7	$8,549	$6,937	$1,612	23.2

The significant changes in noninterest income for the three and nine months ended September 30, 2025 compared to the same periods of 2024 are described below:
•Wealth management income. Wealth management income increased as managed fiduciary accounts grew between September 30, 2025 and 2024, as did the value of assets within those accounts.
•Service fees. Service fees decreased $62 thousand and $87 thousand for the three and nine months ended September 30, 2025, respectively, primarily due to decreases in merchant program fees, ATM and debit card network fees, and overdraft fees, partially offset by an increase in loan servicing fees.
•Net gains on sales of loans held for sale. Residential mortgage loans totaling $46.0 million and $102.8 million were sold during the three and nine months ended September 30, 2025, respectively, compared to sales of $35.2 million and $76.1 million during the same periods in 2024, respectively. The increases of $160 thousand and $401 thousand in net gains on sales of loans for the three and nine month comparison periods, respectively, reflect the higher sales volume and higher premiums obtained on sales in 2025.
•Income from Company-owned life insurance. Death benefit proceeds of $197 thousand were received during the three and nine months ended September 30, 2025 compared to death benefit proceeds of $235 thousand that were received in the second quarter of 2024.
•Income from MSRs, net. Income from MSRs is derived from servicing rights acquired through the sale of loans on which servicing is retained. Capitalized servicing rights are initially recorded at fair value and amortized in proportion to, and over the period of, the estimated future servicing period of the underlying loans. The increase in the volume of residential loan sales discussed above resulted in new capitalized MSRs that exceeded the amortization of MSRs by $83 thousand for the three and nine months ended September 30, 2025. The amortization of MSRs exceeded the new capitalized MSRs for

Union Bankshares, Inc. Page 35

the 2024 comparison periods and the amortization expense is included in Other expenses in the consolidated statements of income.
•Other income. The Company received $117 thousand in prepayment penalties from the early payoff of loans during the first quarter of 2024 compared to $24 thousand of prepayment penalties received during the three and nine months ended September 30, 2025.
•Net gains on other investments. Participants in the 2020 Amended and Restated Nonqualified Excess Plan elect to defer receipt of current compensation from the Company or its subsidiary and select designated reference investments consisting of investment funds. The performance of those funds, over which the Company has no control, resulted in net gains of $94 thousand and $178 thousand for the three and nine months ended September 30, 2025, respectively, and net gains of $83 thousand and $211 thousand for the three and nine months ended September 30, 2024, respectively.

•Net losses on sales of investment securities AFS. During the third quarter of 2024, the Company completed a balance sheet repositioning related to its investment securities portfolio in which the sale of lower-yielding AFS debt securities resulted in a pre-tax realized loss on the sale of $1.3 million.

Noninterest Expenses. The following table sets forth the components of noninterest expenses and changes between the three and nine month comparison periods of 2025 and 2024:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2025	2024	$ Variance	% Variance	2025	2024	$ Variance	% Variance
	(Dollars in thousands)
Salaries and wages	$4,436	$4,015	$421	10.5	$12,432	$11,342	$1,090	9.6
Employee benefits	1,406	1,522	(116)	(7.6)	4,958	4,642	316	6.8
Occupancy expense, net	537	505	32	6.3	1,736	1,618	118	7.3
Equipment expense	1,095	1,006	89	8.8	3,244	2,966	278	9.4
Professional fees	339	221	118	53.4	952	825	127	15.4
FDIC insurance assessment	409	296	113	38.2	1,151	827	324	39.2
ATM and debit card expense	344	261	83	31.8	914	952	(38)	(4.0)
Electronic banking expenses	164	121	43	35.5	478	338	140	41.4
Advertising and public relations	258	177	81	45.8	584	568	16	2.8
Donations	32	52	(20)	(38.5)	151	286	(135)	(47.2)
Other expenses	1,323	1,233	90	7.3	4,054	4,049	5	0.1
Total noninterest expenses	$10,343	$9,409	$934	9.9	$30,654	$28,413	$2,241	7.9

The significant changes in noninterest expenses for the three and nine months ended September 30, 2025 compared to the same periods in 2024 are described below:
•Salaries and wages. Salaries and wages increased $421 thousand and $1.1 million for the three and nine months ended September 30, 2025, respectively, compared to the same periods in 2024 primarily due to annual salary adjustments for the 2025 fiscal year, increases in adjustments and accruals for annual incentive plan payments, and the deferral of loan origination costs. In addition, the number of full time equivalent employees increased from 189 at September 30, 2024 to 201 as of September 30, 2025. Salaries and wages are reduced by deferred loan origination costs at the time of origination. Deferred loan origination costs had a minimal impact on salaries and wages for the three months ended September 30, 2025, and reduced salaries and wages by $23 thousand for the nine months ended September 30, 2025, compared to reductions of $62 thousand and $198 thousand for the three and nine months ended September 30, 2024, respectively. The lower deferred loan origination costs for 2025 compared to 2024 is primarily attributable to loan origination levels.
•Employee benefits. Employee benefit expense decreased $116 thousand for the three months ended September 30, 2025 compared to the same period in 2024 primarily due to a decrease of $195 thousand in medical claims expense due to high-cost claimants reaching the stop loss limit, which reduced the claims required to be paid by the Company for the medical insurance plan. This decrease was partially offset by increases of $49 thousand in 401k plan contribution expense, $19 thousand in payroll taxes and $11 thousand in employee benefits related to the Company's deferred compensation plans. The increase of $316 thousand for the nine months ended September 30, 2025 compared to the same period in 2024 was primarily due to increases of $148 thousand in premium expense for the Company's medical and dental plans, $128

Union Bankshares, Inc. Page 36

thousand in 401k plan contribution expense and $80 thousand in payroll taxes, partially offset by a decrease of $40 thousand in employee benefit expense related to the Company's deferred compensation plans.
•Occupancy expense, net. The increase in occupancy expense for the three and nine months ended September 30, 2025 are primarily due to increases in utilities, repairs and maintenance, and depreciation expenses related to projects completed during 2025 compared to 2024. In addition, real estate tax expense increased $31 thousand between the nine month comparison periods due to rate increases in the towns with branch locations.
•Equipment expense. Equipment expense increased between the three and nine month comparison periods primarily due to an increase in software license and maintenance costs.
•Professional fees. Professional fees increased $118 thousand and $127 thousand for the three and nine months ended September 30, 2025, respectively, compared to the same periods in 2024 due to increases in engagement fees and additional consultants that were engaged to assist with employment searches and other consulting services in 2025.
•FDIC insurance assessment. The FDIC insurance assessment increased by $113 thousand and $324 thousand during the three and nine month comparison periods, respectively, due to an increase in the assessment rate as well as overall growth in net average assets.
•ATM and debit card expense. The increase between the three month comparison periods is primarily related to costs associated with a change in the servicing arrangement in place for the ATM machines. During the first half of 2025, debit card contract incentive credits were received, resulting in a decrease in expense for the nine months ended September 30, 2025 compared to 2024.
•Electronic banking expenses. The increase in electronic banking expenses during the three and nine month periods of 2025 related primarily to software initiatives that were implemented to the online banking platform in the fourth quarter of 2024.
•Advertising and public relations. The increase in advertising and public relations costs is primarily related to a focus on advertising campaigns and business development activities during third quarter of 2025 and the increased costs of these campaigns and activities compared to 2024.
•Donations. Charitable donations are made as part of the Company's on-going commitment to enhancing the economic vitality and social welfare of our communities. Donations decreased between the three and nine months ended September 30, 2025 primarily due to contributions made in 2024 related to a state tax credit program to assist a local affordable housing project and local non-profit rehabilitation projects that did not recur in 2025.

Provision (Benefit) for Income Taxes. The Company has provided for current and deferred federal income taxes for the three and nine months ended September 30, 2025 and 2024. The Company's net provision for income taxes was $414 thousand for the three months ended September 30, 2025 compared to a net benefit for income taxes of $123 thousand for the same period in 2024, primarily related to the balance sheet repositioning transaction and the resulting income tax benefit of $284 thousand from the loss on the sale of AFS debt securities recorded in August 2024. This resulted in an effective federal corporate income tax rate of 9.8% for the three months ended September 30, 2025 compared to an effective federal corporate income tax benefit rate of 10.4% for the same period in 2024.
The Company's net provision for income taxes was $666 thousand for the nine months ended September 30, 2025, compared to $103 thousand for the same period in 2024, reflecting higher net income year over year. The Company's effective federal corporate income tax rate was 6.8% for the nine months ended September 30, 2025, compared to 2.9% for the same period in 2024.
Amortization expense related to limited partnership investments is included as a component of income tax expense and amounted to $457 thousand and $1.4 million for the three and nine months ended September 30, 2025, respectively, compared to $440 thousand and $1.3 million for the same periods in 2024, respectively. These investments provide tax benefits, including tax credits. Low income housing and rehabilitation tax credits with respect to limited partnership investments are also included as a component of income tax expense and amounted to $484 thousand and $1.5 million for the three and nine months ended September 30, 2025, respectively, and $467 thousand and $1.4 million for the three and nine months ended September 30, 2024, respectively.

FINANCIAL CONDITION
At September 30, 2025, the Company had total consolidated assets of $1.57 billion, including gross loans and loans held for sale (total loans) of $1.18 billion, investment securities AFS of $260.4 million, deposits of $1.19 billion, borrowed funds of $270.8 million, subordinated notes of $16.3 million and stockholders' equity of $77.7 million. The Company’s total assets at September 30, 2025 increased $45.6 million, or 3.0%, from $1.53 billion at December 31, 2024, and increased $54.4 million, or 3.6%, compared to September 30, 2024.

Union Bankshares, Inc. Page 37

Federal funds sold and overnight deposits increased $19.9 million, or 186.3%, to $30.5 million as of September 30, 2025, from $10.7 million at December 31, 2024.
Net loans and loans held for sale increased $17.1 million, or 1.5%, to $1.17 billion, representing 74.5% of total assets at September 30, 2025, compared to $1.16 billion, or 75.6% of total assets at December 31, 2024. (See Loans Held for Sale and Loan Portfolio below.)
Total deposits increased $20.7 million, or 1.8%, to $1.19 billion at September 30, 2025, from $1.17 billion at December 31, 2024. Noninterest bearing deposits increased by $1.2 million, or 0.5%, interest bearing deposits decreased by $63.6 million, or 8.9%, and time deposits increased by $83.1 million, or 36.5%. (See Deposits on page 42.)
Borrowed funds consisted of FHLB advances of $270.8 million and $259.7 million at September 30, 2025 and December 31, 2024, respectively. (See Borrowings on page 43.)
Stockholders’ equity increased from $66.5 million at December 31, 2024 to $77.7 million at September 30, 2025, reflecting net income of $8.3 million for the first nine months of 2025, a decrease of $6.5 million in accumulated other comprehensive loss due to an increase in the fair market value of the Company's AFS investment securities, an increase of $801 thousand due to net proceeds from the issuance of common stock under the Company's at-the-market offering, an increase of $449 thousand from the vesting of stock based compensation, and a $56 thousand increase due to the issuance of common stock under the DRIP, partially offset by cash dividends declared of $4.9 million. (See Capital Resources on page 45.)

Loans Held for Sale and Loan Portfolio. Total loans (including loans held for sale) increased $17.9 million, or 1.5%, to $1.18 billion, representing 74.9% of assets at September 30, 2025, from $1.16 billion, representing 76.0% of assets at December 31, 2024. The total loan portfolio at September 30, 2025 increased $52.9 million compared to the September 30, 2024 level of $1.13 billion, which represented 74.1% of assets. The Company’s loans consist primarily of adjustable-rate and fixed-rate mortgage loans secured by 1-to-4 family, multi-family residential or commercial real estate. Real estate secured loans represented $1.02 billion, or 86.7% of total loans at September 30, 2025 and $1.01 billion, or 87.3% of total loans at December 31, 2024. The net change in the Company's loan portfolio from December 31, 2024 (see table below) resulted primarily from an increase in the volume of municipal and construction real estate loans.
The composition of the Company's loan portfolio, including loans held for sale, as of September 30, 2025 and December 31, 2024 was as follows:

	September 30, 2025		December 31, 2024
Loan Class	Amount	Percent	Amount	Percent
Residential real estate	(Dollars in thousands)
Non-revolving residential real estate	$443,152	37.6	$445,425	38.4
Revolving residential real estate	27,750	2.3	21,884	1.9
Construction real estate
Commercial construction real estate	56,723	4.8	54,985	4.7
Residential construction real estate	56,804	4.8	51,202	4.4
Commercial real estate
Non-residential commercial real estate	331,191	28.1	330,010	28.4
Multi-family residential real estate	102,291	8.7	104,328	9.0
Commercial	32,719	2.8	35,175	3.0
Consumer	2,659	0.2	2,523	0.3
Municipal	120,984	10.3	110,204	9.5
Loans held for sale	4,529	0.4	5,204	0.4
Total loans	1,178,802	100.0	1,160,940	100.0
ACL on loans	(8,397)		(7,680)
Unamortized net loan costs	2,107		2,162
Net loans and loans held for sale	$1,172,512		$1,155,422
The Company originates and sells qualified residential mortgage loans in various secondary market avenues to mitigate long-term interest rate risk and generate fee income, with a majority of sales made to the FHLMC/Freddie Mac, generally with servicing rights retained. At September 30, 2025, the Company serviced a $1.20 billion residential real estate mortgage

Union Bankshares, Inc. Page 38

portfolio, of which $4.5 million was held for sale and approximately $724.6 million of which was serviced for unaffiliated third parties.
The Company sold $102.8 million of qualified residential real estate loans to the secondary market during the first nine months of 2025 compared to sales of $76.1 million during the first nine months of 2024. Residential mortgage loan origination activity was strong during the first nine months of 2025. Despite low housing inventory and higher interest rates, purchase activity in the Company's markets is stable, with continued construction loan activity.
The Company also originates commercial real estate and commercial loans under various SBA, USDA and State sponsored programs which provide a government agency guaranty for a portion of the loan amount. There was $2.0 million guaranteed under these various programs at September 30, 2025 on an aggregate balance of $2.5 million in subject loans.
The Company serviced $37.5 million of commercial and commercial real estate loans for unaffiliated third parties as of September 30, 2025. This included $36.4 million of commercial or commercial real estate loans the Company originated and participated out to other financial institutions. These loans were participated in the ordinary course of business on a nonrecourse basis, for liquidity or credit concentration management purposes.
The Company capitalizes MSRs for all loans sold with servicing retained. The unamortized balance of MSRs on loans sold with servicing retained was $1.8 million at September 30, 2025, with an estimated market value in excess of the carrying value as of such date. Management periodically evaluates and measures the servicing assets for impairment.
Qualifying residential first lien mortgage loans and certain commercial real estate loans with a combined carrying value of $498.1 million were pledged as collateral for borrowings from the FHLB under a blanket lien at September 30, 2025.

Asset Quality. The Company, like all financial institutions, is exposed to certain credit risks, including those related to the value of the collateral that secures its loans and the ability of borrowers to repay their loans. Consistent application of the Company’s conservative loan policies has helped to mitigate these risks and has been prudent for both the Company and its customers. Management closely monitors the Company’s loan and investment portfolios, OREO and OAO for potential problems and reports to the Company’s and Union’s Board at regularly scheduled meetings. Board approved policies set forth portfolio diversification levels to mitigate concentration risk and the Company participates large credits out to other financial institutions to further mitigate that risk.
Repossessed assets, nonaccrual loans, and loans that are 90 days or more past due are considered to be nonperforming assets. The following table details the composition of the Company's nonperforming assets and amounts utilized to calculate certain asset quality ratios monitored by the Company's management as of the balance sheet dates and September 30, 2024:

	September 30, 2025	December 31, 2024	September 30, 2024
	(Dollars in thousands)
Nonaccrual loans	$12,987	$1,652	$1,709
Loans past due 90 days or more and still accruing interest	470	241	255
Total nonperforming assets	$13,457	$1,893	$1,964

Guarantees of U.S. or state government agencies on the above nonperforming loans	$269	$—	$72
ACL on loans	$8,397	$7,680	$7,366
Net charge-offs (recoveries)	$31	$(22)	$(16)
Total loans outstanding	$1,178,802	$1,160,940	$1,125,910
Total average loans outstanding	$1,164,102	$1,077,543	$1,054,989
The increase in nonaccrual loans at September 30, 2025 primarily relates to a commercial construction loan that was placed in nonaccrual during the first quarter of 2025.

Union Bankshares, Inc. Page 39

The following table shows trends in certain asset quality ratios monitored by the Company's management as of the balance sheet dates and September 30, 2024:

	September 30, 2025	December 31, 2024	September 30, 2024
	(Dollars in thousands)
ACL on loans to total loans outstanding	0.71%	0.66%	0.65%
ACL on loans to nonperforming loans	62.40%	405.71%	375.05%
ACL on loans to nonaccrual loans	64.66%	464.89%	431.01%
Nonperforming loans to total loans	1.14%	0.16%	0.17%
Nonperforming assets to total assets	0.86%	0.12%	0.13%
Nonaccrual loans to total loans	1.10%	0.14%	0.15%
Delinquent loans (30 days to nonaccruing) to total loans	1.15%	0.43%	0.27%
Net charge-offs (recoveries) to total average loans	—%	—%	—%
Residential real estate	—%	(0.01)%	—%
Net recoveries	$(12)	$(24)	$(17)
Total average loans	$471,290	$441,561	$433,250
Commercial	0.11%	—%	—%
Net charge-offs (recoveries)	$39	$(1)	$(1)
Total average loans	$33,929	$38,949	$39,559
Consumer	0.15%	0.12%	0.08%
Net charge-offs	$4	$3	$2
Total average loans	$2,707	$2,499	$2,443
All other loan categories did not have charge-offs or recoveries for any of the periods presented above.
There were no loans in process of foreclosure at September 30, 2025 and one residential real estate loan totaling $8 thousand in process of foreclosure at December 31, 2024. The aggregate interest income not recognized on nonaccrual loans approximated $568 thousand and $235 thousand as of September 30, 2025 and December 31, 2024, respectively.
The Company had loans rated substandard that were on performing status totaling $563 thousand and $768 thousand at September 30, 2025 and December 31, 2024, respectively. In management's view, substandard loans represent a higher degree of risk of becoming nonperforming loans in the future.
Allowance for Credit Losses on Loans. Some of the Company’s loan customers ultimately do not make all of their contractually scheduled payments, requiring the Company to charge off a portion or all of the remaining principal balance due. The Company maintains an ACL to absorb such losses. The level of the ACL on loans at September 30, 2025 represents management's estimate of expected credit losses over the expected life of the loans at the balance sheet date. The Company's policy and methodologies for establishing the ACL on loans, described in the Company's 2024 Annual Report, did not change during the first nine months of 2025. The Company's ACL on loans was $8.4 million and $7.7 million at September 30, 2025 and December 31, 2024, respectively.
The following table reflects activity in the ACL on loans for the three and nine months ended September 30, 2025 and 2024:

	For The Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in thousands)
Balance at beginning of period	$8,307	$6,893	$7,680	$6,566
Charge-offs	(42)	(1)	(46)	(2)
Recoveries	5	6	15	18
Net (charge-offs) recoveries	(37)	5	(31)	16
Credit loss expense	127	468	748	784
Balance at end of period	$8,397	$7,366	$8,397	$7,366

Union Bankshares, Inc. Page 40

The following table (net of loans held for sale) shows the internal breakdown by risk component of the Company's ACL on loans and the percentage of loans in each category to total loans in the respective portfolios at the dates indicated:

	September 30, 2025		December 31, 2024
	Amount	Percent	Amount	Percent
Residential real estate	(Dollars in thousands)
Non-revolving residential real estate	$2,897	37.8	$3,212	38.5
Revolving residential real estate	251	2.4	280	1.9
Construction real estate
Commercial construction real estate	1,122	4.8	651	4.8
Residential construction real estate	202	4.8	102	4.4
Commercial real estate
Non-residential commercial real estate	3,253	28.2	2,766	28.6
Multi-family residential real estate	248	8.7	212	9.0
Commercial	311	2.8	377	3.0
Consumer	5	0.2	6	0.2
Municipal	108	10.3	74	9.6
Total	$8,397	100.0	$7,680	100.0

Notwithstanding the categories shown in the table above or any specific allocation under the Company's ACL methodology, all funds in the ACL on loans are available to absorb loan losses in the portfolio, regardless of loan category or specific allocation.
Management believes, in its best estimate, that the ACL on loans at September 30, 2025 is appropriate to cover expected credit losses over the expected life of the Company’s loan portfolio as of such date. However, there can be no assurance that the Company will not sustain losses in future periods which could be greater than the size of the ACL on loans at September 30, 2025. In addition, our banking regulators, as an integral part of their examination process, periodically review our ACL. Such agencies may require us to recognize adjustments to the ACL based on their judgments about information available to them at the time of their examination. A large adjustment to the ACL on loans for losses in future periods could require increased credit loss expense to replenish the ACL on loans, which could negatively affect earnings.
Investment Activities. The Company's investment securities classified as AFS, which are carried at fair value, increased $9.9 million to $260.4 million, comprising 16.5% of total assets at September 30, 2025, compared to $250.5 million, or 16.4% of total assets at December 31, 2024. The increase between periods was primarily due to purchases of $22.0 million in AFS debt securities, and improvement in net unrealized losses of $8.3 million, partially offset by returns of principal of $20.0 million.
Net unrealized losses in the Company’s AFS investment securities portfolio were $35.3 million as of September 30, 2025, compared to net unrealized losses of $43.6 million as of December 31, 2024. The Company’s Accumulated OCI component of stockholders’ equity at September 30, 2025 reflected cumulative net unrealized losses on investment securities of $27.5 million. There were no securities classified as HTM at September 30, 2025 or December 31, 2024. The unrealized losses in the Company's AFS investment securities portfolio are primarily attributable to changes in long-term interest rates which are tied to the pricing indexes for the securities. No declines in value were deemed by management to be impairment related to credit losses at September 30, 2025. Deterioration in credit quality and/or imbalances in liquidity that may result from changes in financial market conditions might adversely affect the fair values of the Company’s investment portfolio and the amount of gains or losses ultimately realized on the sale of such securities and may also increase the potential that credit losses may be identified in future periods, resulting in credit loss expense recorded in earnings.
Investment securities AFS with a fair value of $90.2 million and $96.0 million were pledged as collateral for FHLB borrowings and other credit subject to collateralization, public unit deposits or for other purposes as required or permitted by law, at September 30, 2025 and December 31, 2024, respectively. Investment securities AFS pledged as collateral for discount window borrowings at the FRB consisted of U.S. Government-sponsored enterprises and Agency MBS with a fair value of $9.4 million and $9.7 million at September 30, 2025 and December 31, 2024, respectively.

Union Bankshares, Inc. Page 41

Deposits. The following table shows information concerning the Company's average deposits by account type and weighted average nominal rates at which interest was paid on such deposits for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30, 2025			Nine Months Ended September 30, 2024
	Average Amount	Percent of Total Deposits	Average Rate	Average Amount	Percent of Total Deposits	Average Rate
	(Dollars in thousands)
Nontime deposits:
Noninterest bearing deposits	$220,085	18.6	—%	$224,651	19.3	—%
Interest bearing checking accounts	300,729	25.5	1.37%	292,177	25.1	1.15%
Money market accounts	229,297	19.4	2.60%	220,282	19.0	2.32%
Savings accounts	143,743	12.2	0.04%	144,612	12.4	0.05%
Total nontime deposits	893,854	75.7	1.14%	881,722	75.8	0.97%
Total time deposits	287,004	24.3	3.95%	281,248	24.2	4.13%
Total deposits	$1,180,858	100.0	1.82%	$1,162,970	100.0	1.73%
During the first nine months of 2025, average total deposits increased by $17.9 million, or 1.5%, compared to the nine months ended September 30, 2024. The deposit mix has remained consistent between periods. The average balance of total nontime deposits increased $12.1 million between periods primarily due to increases of $8.6 million in interest bearing checking accounts and $9.0 million in money market accounts, partially offset by decreases of $4.6 million in noninterest bearing deposits and $869 thousand in savings accounts. The average balance in total time deposits increased $5.8 million between periods due to increases of $37.7 million in average customer time deposit accounts as customers took advantage of higher rate paying CDs, and $12.5 million in average purchased CDARS deposits, partially offset by a $44.5 million decrease in average retail brokered deposits.
The Company participates in CDARS, which permits it to offer full deposit insurance coverage to its customers by exchanging deposit balances with other CDARS participants. CDARS also provides the Company with an additional source of funding and liquidity through the purchase of deposits. There were $25.2 million in purchased CDARS deposits at September 30, 2025 and none at December 31, 2024. There were $7.1 million and $13.3 million of time deposits of $250,000 or less on the balance sheet at September 30, 2025 and December 31, 2024, respectively, which were exchanged with other CDARS participants.
The Company also participates in the ICS program, a service through which it can offer its customers demand or savings deposit products with access to unlimited FDIC insurance, while receiving reciprocal deposits from other FDIC-insured banks. Like the exchange of certificate of deposit accounts through CDARS, exchange of demand or savings deposits through ICS provides a depositor with full deposit insurance coverage of excess balances, thereby helping the Company retain the full amount of the deposit on its balance sheet. As with the CDARS program, in addition to reciprocal deposits, participating banks may also purchase one-way ICS deposits. There were no purchased ICS deposits at September 30, 2025 or at December 31, 2024. There were $187.6 million and $256.5 million in exchanged ICS demand and money market deposits on the balance sheet at September 30, 2025 and December 31, 2024, respectively.
At September 30, 2025 there were $40.3 million of retail brokered deposits at a weighted average rate of 4.28% issued under a master certificate of deposit program with a deposit broker for twelve month terms for the purpose of providing a supplemental source of funding and liquidity. There were no retail brokered deposits at December 31, 2024.
Uninsured deposits have been estimated to include deposits with balances greater than the FDIC insurance coverage limit of $250 thousand. This estimate by management is based on the same methodologies and assumptions used for regulatory reporting requirements. At September 30, 2025, the Company had total estimated uninsured deposit accounts totaling $441.0 million, or 37.1% of total deposits. Uninsured deposits include $25.3 million of municipal deposits that were collateralized under applicable state regulations by letters of credit issued by the FHLB at September 30, 2025, as described on page 43 under Borrowings.

Union Bankshares, Inc. Page 42

The following table provides a maturity distribution of the Company’s time deposits in amounts in excess of the $250 thousand FDIC insurance limit at September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
	(Dollars in thousands)
Within 3 months	$31,344	$24,544
3 to 6 months	30,879	16,004
6 to 12 months	4,980	20,257
Over 12 months	1,131	918
	$68,334	$61,723

Borrowings. Advances from the FHLB are another key source of funds to support earning assets. These funds are also used to manage the Bank's interest rate and liquidity risk exposures. Borrowed funds included FHLB advances of $270.8 million with a weighted average rate of 4.05% at September 30, 2025 and $259.7 million with a weighted average rate of 4.17% at December 31, 2024. Union is required to invest in $100 par value stock of the FHLB in an amount to satisfy unpaid principal balances on qualifying loans, plus an amount to satisfy an activity based requirement. The stock is nonmarketable, and is redeemable by the FHLB at par value. With the increase in FHLB advances outstanding at September 30, 2025, the investment in FHLB Class B common stock has increased to $12.1 million at September 30, 2025 compared to $11.2 million at December 31, 2024. Union's investment in FHLB stock is carried at cost in Other assets on the consolidated balance sheets.
The Company has the authority, up to its available borrowing capacity with the FHLB, to collateralize public unit deposits with letters of credit issued by the FHLB. FHLB letters of credit in the amount of $42.2 million and $47.3 million were utilized as collateral for these deposits at September 30, 2025 and December 31, 2024, respectively. The Company's reimbursement obligations to the FHLB relating to these letters of credit are secured by pledged collateral, which reduces the Company's available borrowing capacity with the FHLB. Total fees paid by the Company in connection with the issuance of these letters of credit were $12 thousand and $40 thousand for the three and nine months ended September 30, 2025, respectively, and $12 thousand and $34 thousand for the three and nine months ended September 30, 2024, respectively.
In August 2021, the Company completed the private placement of $16.5 million in aggregate principal amount of fixed-to-floating rate subordinated notes due 2031 to certain qualified institutional buyers and accredited investors. The Notes initially bear interest, payable semi-annually, at the rate of 3.25% per annum, until September 1, 2026. From and including September 1, 2026, the interest rate applicable to the outstanding principal amount due will reset quarterly to the then current three-month secured overnight financing rate (SOFR) plus 263 basis points. The Notes are presented in the consolidated balance sheets net of unamortized issuance costs of $201 thousand and $227 thousand at September 30, 2025 and December 31, 2024, respectively.

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

Union Bankshares, Inc. Page 43

The following table details the contractual or notional amount of financial instruments that represented credit risk at the balance sheet dates:

	September 30, 2025	December 31, 2024
	(Dollars in thousands)
Commitments to originate loans	$66,584	$47,696
Unused lines of credit	180,567	191,392
Standby and commercial letters of credit	1,635	1,640
Credit card arrangements	102	154
FHLB Mortgage Partnership Finance credit enhancement obligation, net	1,173	865
Commitment to purchase investment in a real estate limited partnership	—	2,000
Total	$250,061	$243,747
Commitments to originate loans are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Loan commitments generally have a fixed expiration date or other termination clause and may require payment of a fee. Since many of the loan commitments are expected to expire without being drawn upon and not all credit lines will be utilized, the total commitment amounts do not necessarily represent future cash requirements. Lines of credit incur seasonal volume fluctuations due to the nature of some customers' businesses, such as tourism. The increase in commitments to originate loans at September 30, 2025 from December 31, 2024 is primarily attributable to an increase in commercial real estate construction loan commitments of $17.0 million.
The Company did not hold any derivative or hedging instruments at September 30, 2025 or December 31, 2024.
In addition to commitments with credit risks arising from the Company’s financial instruments, in the normal course of business the Company enters into other types of contractual arrangements from time to time that represent off-balance sheet commitments such as contracts for the purchase or lease of property, including real property for its banking premises.
The Company records an ACL on off-balance sheet credit exposures through a charge or credit to Credit loss expense (benefit) on the consolidated statements of income to account for the change in the ACL on off-balance sheet exposures between reporting periods. The ACL on off-balance sheet credit exposures totaled $1.1 million at September 30, 2025 and December 31, 2024, and was included in Accrued interest and other liabilities on the consolidated balance sheets. There was $186 thousand and $21 thousand of credit loss expense for off-balance sheet credit exposures recorded for the three and nine months ended September 30, 2025, respectively and $43 thousand and $201 thousand of credit loss benefit recorded for the three and nine months ended September 30, 2024, respectively.

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
As of September 30, 2025, Union, as a member of FHLB, had access to unused lines of credit up to $67.2 million over and above the $315.7 million in combined outstanding FHLB borrowings and other credit, subject to collateralization and to the purchase of required FHLB Class B common stock and evaluation by the FHLB of the underlying collateral available. This line of credit can be used for either short-term or long-term liquidity or other funding needs.
Union also maintains an IDEAL Way Line of Credit with the FHLB. The total line available was $551 thousand at September 30, 2025. There were no borrowings against this line of credit as of such date. Interest on this line is chargeable at a rate determined by the FHLB and payable monthly. Should Union utilize this line of credit, qualified portions of the loan and investment portfolios would collateralize these borrowings.
In addition to its borrowing arrangements with the FHLB, Union maintains a pre-approved federal funds line of credit totaling $15.0 million with an upstream correspondent bank, a master brokered deposit agreement with a brokerage firm, and one-way buy options with CDARS and ICS. At September 30, 2025, there were $40.3 million in retail brokered deposits issued under a master certificate of deposit program with a broker, $25.2 million in purchased CDARS deposits, and no purchased ICS deposits or outstanding advances on the correspondent line.

Union Bankshares, Inc. Page 44

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
On May 20, 2025, the Company and Union entered into an Equity Distribution Agreement with Piper Sandler & Co., as sales agent, pursuant to which the Company may sell from time to time shares of the Company's common stock, par value $2.00, having an aggregate gross sale price of up to $40,000,000. Sales of common stock under the Equity Distribution Agreement may be made in any transactions that are deemed to be "at-the-market offerings" as defined in Rule 415(a)(4) under the Securities Act, or subject to the Company's consent, in privately negotiated transactions. The shares offered and sold in the offering have been registered by the Company under the Securities Act. During the three months ended September 30, 2025, the Company issued 30,397 shares for aggregate gross sale proceeds of $802 thousand, at an average gross sale price of $26.39 per share, which yielded net proceeds to the Company of $749 thousand after issuance costs, including sales commissions equal to 3% of gross sale proceeds. During the nine months ended September 30, 2025, the Company issued 38,834 shares for aggregate gross sale proceeds of $1.1 million, at an average gross sale price of $27.86 per share, which yielded net proceeds to the Company of $801 thousand, after issuance costs, including sales commissions equal to 3% of gross sale proceeds. As of September 30, 2025, approximately $38.9 million remains available for issuance under the offering.
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
Stockholders’ equity increased from $66.5 million at December 31, 2024 to $77.7 million at September 30, 2025, reflecting net income of $8.3 million for the first nine months of 2025, a decrease of $6.5 million in accumulated other comprehensive loss due to an increase in the fair market value of the Company's AFS investment securities, an increase of $801 thousand due to net proceeds from the issuance of common stock under the Company's at-the-market offering, an increase of $449 thousand in additional paid in capital from the vesting of stock-based compensation, and a $56 thousand increase due to the issuance of common stock under the DRIP. These increases were partially offset by cash dividends declared of $4.9 million during the nine months ended September 30, 2025. The components of other comprehensive income are illustrated in Note 10 of the unaudited consolidated financial statements.
The Company has 7,500,000 shares of $2.00 par value common stock authorized. As of September 30, 2025, the Company had 5,054,654 shares issued, of which 4,582,421 were outstanding and 472,233 were held in treasury.
In December 2024, the Company's Board reauthorized for 2025 and 2026 a limited stock repurchase plan that was initially established in May of 2010. The limited stock repurchase plan allows the repurchase of up to a fixed number of shares of the Company's common stock each calendar quarter in open market purchases or privately negotiated transactions, as management deems advisable and as market conditions may warrant. The repurchase authorization for a calendar quarter (currently 2,500 shares) expires at the end of that quarter to the extent it has not been exercised, and is not carried forward into future quarters. The quarterly repurchase authorization expires on December 31, 2026, unless reauthorized. The Company had no repurchases under this program during the first nine months of 2025.
The Company maintains a DRIP whereby registered stockholders may elect to reinvest cash dividends and make optional cash contributions to purchase additional shares of the Company's common stock. The Company has reserved 200,000 shares of its common stock for issuance and sale under the DRIP. As of September 30, 2025, 15,016 shares of stock had been issued from treasury stock under the DRIP.
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

Union Bankshares, Inc. Page 45

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
As shown in the table below, as of September 30, 2025, both the Company and Union met all capital adequacy requirements to which they are subject and Union exceeded the requirements for a "well capitalized" bank under the FDIC's Prompt Corrective Action framework. There were no conditions or events between September 30, 2025 and the date of this report that management believes have changed either company’s regulatory capital category.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of September 30, 2025	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Company:
Total capital to risk weighted assets	$128,773	12.99%	$79,306	8.00%	N/A	N/A
Tier I capital to risk weighted assets	102,985	10.38%	59,529	6.00%	N/A	N/A
Common Equity Tier 1 to risk weighted assets	102,985	10.38%	44,647	4.50%	N/A	N/A
Tier I capital to average assets	102,985	6.50%	63,375	4.00%	N/A	N/A

Union:
Total capital to risk weighted assets	$128,153	12.94%	$79,229	8.00%	$99,036	10.00%
Tier I capital to risk weighted assets	118,664	11.98%	59,431	6.00%	79,241	8.00%
Common Equity Tier 1 to risk weighted assets	118,664	11.98%	44,573	4.50%	64,384	6.50%
Tier I capital to average assets	118,664	7.49%	63,372	4.00%	79,215	5.00%
Dividends paid by Union are the primary source of funds available to the Company for payment of dividends to its stockholders. Union is subject to certain requirements imposed by federal banking laws and regulations, which among other things, establish minimum levels of capital and restrict the amount of dividends that may be distributed by Union to the Company.
Quarterly cash dividends of $0.36 per share were paid during the third quarter of 2025 and were declared in October for the fourth quarter, payable on November 6, 2025 to stockholders of record on October 25, 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Omitted, in accordance with the regulatory relief available to smaller reporting companies in SEC Release Nos. 33-10513 (effective September 10, 2018).

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer, with the assistance of the Disclosure Control Committee, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2025. Based on this evaluation they concluded that those disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files with the Commission is accumulated and communicated to the Company’s management, including its principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required information.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
There were no repurchases of the Company's equity securities, nor any sales of unregistered securities, during the quarter ended September 30, 2025.

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
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the unaudited consolidated balance sheets, (ii) the unaudited consolidated statements of income for the three and nine months ended September 30, 2025 and 2024, (iii) the unaudited consolidated statements of comprehensive income for the three and nine months ended September 30, 2025 and 2024, (iv) the unaudited consolidated statements of changes in stockholders' equity, (iv) the unaudited consolidated statements of cash flows and (v) related notes.

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

Union Bankshares, Inc.

November 10, 2025	/s/ David S. Silverman
David S. Silverman
Director, President and Chief Executive Officer

November 10, 2025	/s/ Karyn J. Hale
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

101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the unaudited consolidated balance sheets, (ii) the unaudited consolidated statements of income for the three and nine months ended September 30, 2025 and 2024, (iii) the unaudited consolidated statements of comprehensive income for the three and nine months ended September 30, 2025 and 2024, (iv) the unaudited consolidated statements of changes in stockholders' equity, (iv) the unaudited consolidated statements of cash flows and (v) related notes.

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