Form 10-K
period 2025-12-31
UNION BANKSHARES INC
filed 2026-03-20
CIK 706863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2025	Commission file number	001-15985
UNION BANKSHARES, INC.

(State or Other Jurisdiction of Incorporation or Organization)	VT	03-0283552	(I.R.S. Employer Identification No.)
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
Yes ☐ No ☒
The aggregate market value of the common stock held by non-affiliates of the registrant on June 30, 2025 was $107,255,813 based on the closing price on the Nasdaq Stock Market LLC on such date of $26.62 per share. For purposes of this calculation, all directors, executive officers, and named executives of the Registrant are assumed to be affiliates. Such assumption, however, shall not be deemed to be an admission of such status as to any such individual.
On February 28, 2026, there were 4,614,047 shares of common stock, $2.00 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Specifically designated portions of the following document are incorporated by reference in the indicated Part of this Annual Report on Form 10-K:

Document	Part
Portions of the Proxy Statement for the 2025 Annual Meeting of Shareholders	III

UNION BANKSHARES, INC.

____________________

(a)The information required by Part III Items 10, 11, 12, 13 and 14 is incorporated herein by reference, in whole or in part, from the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 20, 2026. The incorporation by reference herein of portions of the Proxy Statement shall not be deemed to specifically incorporate by reference the information referred to in Items 407(d)(1)-(3) of Regulation S-K or the information required to be included in the Proxy Statement pursuant to Item 402(v) of Regulation S-K. Incorporation by reference of this report into any registration statement filed by the Company under the Securities Act of 1933, as amended shall not be deemed to incorporate by reference the information referred to in Item 201(e) of Regulation S-K.

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
•changes in laws or the regulatory or supervisory environment, including as a result of financial services legislation, regulation, or policies or changes in government officials or other personnel;
•interest rate risk, including the effects of recent and any future rate changes by the FRB;
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
•changes in tax or banking laws and regulations that increase our compliance and other costs of doing business;
•increases in the level of nonperforming assets and charge-offs;
•changes in depositor behavior resulting in movement of funds out of Bank deposits and into the stock market, other investment assets, or into deposits at financial institutions offering higher rates;
•new or revised accounting standards;
•the ability to successfully manage liquidity risk, which may increase our dependence on borrowed funds and non-core funding sources such as brokered deposits, and negatively impact our cost of funds;
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
•changes in trade, monetary, and fiscal policies and laws, including federal tariff policies and the interest rate policies of the FRB; and
•adverse impacts on the domestic economy from international conflicts.

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
Human Capital. Our employees play a vital role in our company-wide vision of delivering the best banking experience to all of our customers, employees, communities, and shareholders. As of December 31, 2025, Union employed 195 full time employees. Guided by our core values, we are committed to creating a company culture where everyone is included and respected, and where we support each other in reaching our full potential. To attract, engage, and retain top talent, we strive to create a supportive workplace, with opportunities for our employees to grow and develop in their careers. We provide numerous training and development opportunities, and maintain a tuition reimbursement program. We are also deeply committed to the health and well-being of our employees. This includes market-competitive compensation, medical and dental insurance, paid time off, life insurance, short-term and long-term disability, and a 401(k) plan. We maintain a number of human resources and other policies, including a harassment and retaliation policy, to promote a workplace that is safe for all and supports a culture where people feel they can report incidents that threaten that safety. In addition, we have a confidential whistleblower program that forwards complaints to the Audit Committee and the Board of Directors, and we will work to take necessary action as quickly as possible after a complaint is received. We also prohibit discrimination on the grounds of race, color, religion, sex, sexual orientation (including gender identity and gender expression), national origin, citizenship status, age, disability, genetic information, or veteran status. We employ based on talent and potential for professional growth, and we value a diversity of backgrounds and ideas.

Description of Services: Services or products offered to our customers include, but are not limited to, the following:
•Commercial loans for business purposes to business owners and investors for plant and equipment, working capital, real estate renovation and other business purposes;
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
Consistent with the Company's objective of serving the financial needs of individuals, businesses and others within our market areas, we seek to concentrate our assets in loans. For the year ended December 31, 2025, the Company's rate of average loans to average deposits was 98.4%. To be consistent with the requirements of prudent banking practices, adequate levels of assets are invested in high-grade securities, FDIC insured certificates of deposits, or other prudent investment alternatives such as company-owned life insurance and investments in real estate limited partnerships for affordable housing. Deposits are the primary source of funds for use in lending, investing and for other general operating purposes. In addition we obtain funds from principal repayments, sales and prepayments of loans, securities and FDIC insured certificates of deposit. Other funding sources may include brokered deposits purchased through CDARS, ICS or through other deposit brokers, and borrowings from the FHLB, correspondent banks or FRB loan facilities, including the discount window.

Competition: The Company and Union face substantial competition for loans and deposits in northern Vermont and New Hampshire from local and regional commercial banks, savings banks, tax exempt credit unions, mortgage brokers, financial services affiliates of bank holding companies, brokerage houses, insurance companies, consumer finance companies, internet banks and national and regional financial service providers such as mutual funds. Within the Company's market area are branches of several commercial and savings banks that are substantially larger than Union. Union focuses on its community banking niche and on providing convenient locations, hours and modes of delivery to provide superior customer service. We have seen over the last few years, a trend by customers to turn to local community banks to fulfill their financial needs with organizations and people they know and trust. Customers continue to look to perform traditional banking transactions electronically either via the internet or Union's mobile app. The Company seeks to capitalize upon the extensive business and personal contacts and relationships of our directors, advisory board members and officers within our communities to continue to develop our customer base, as well as relying on director and advisory board referrals, officer-originated calling programs and customer and shareholder referrals.
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
We compete for deposit accounts by offering customers competitive products and rates, personal service, local area expertise, convenient locations and access, and an array of financial services and products. Competition for customer deposits remains strong as customers continue to seek maximum earnings on their savings dollars. Union utilizes a combination of rates on non-maturity deposits to retain customer deposits and attract new customers, including in our new market areas.
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

Through Union's Wealth Management Group, we compete for personal and institutional wealth management and trust business with trust companies, commercial banks having trust departments, investment advisory firms, brokerage firms, mutual funds and insurance companies.

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
This regulatory and supervisory framework establishes the permissible range of activities in which a bank holding company or a bank can engage. The prior approval of the FDIC and DFR is required, among other things, for Union to establish or relocate a branch office, assume deposits or engage in any merger, consolidation, purchase or sale of all or substantially all of the assets of any bank. This regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to classification of assets and establishment of adequate credit loss reserves for regulatory purposes. To the extent that this information describes statutory and regulatory provisions, it is qualified in its entirety by reference to those provisions.
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
While the Dodd-Frank Act is focused principally on changes to the financial regulatory system, it includes several corporate governance, disclosure and compensation provisions applicable to public companies, such as the Company. Those provisions include:
•A requirement that public companies solicit an advisory vote on executive compensation ("say-on-pay"), an advisory vote on the frequency of say-on-pay votes and, in the event of a merger or other extraordinary transaction, an advisory vote on certain "golden parachute" payments. The Company's last say-on-pay vote was held at the 2025 annual meeting with shareholders approving the Company's executive compensation program by a wide margin. Our next say-on-pay and say-on-frequency advisory votes are scheduled to occur at the 2028 annual meeting;

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
Source of Strength. Under long-standing FRB policy and codified in the Dodd-Frank Act, bank holding companies, such as Union Bankshares, are required to act as a source of financial and management strength to their subsidiary banks, such as Union, and to commit resources to support them. This support may be called for at times when a bank holding company may not have the required resources to do so.
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
The FRB has the power to prohibit the payment of dividends by bank holding companies if their actions constitute unsafe or unsound practices. The FRB has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the FRB's view that a bank holding company should pay cash dividends only to the extent that the company's net income for the past year is sufficient to cover both the cash dividends and rate of earnings retention that is consistent with the company's capital needs, asset quality and overall financial condition.

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
Deposit Insurance. As a member of the FDIC, the deposits of Union are insured under the DIF maintained by the FDIC up to $250,000 per ownership category. Under applicable federal laws and regulations, deposit insurance premium assessments to the DIF are currently based on a supervisory risk rating system, with the most favorably rated institutions paying the lowest premiums. Under this assessment system, risk is defined and measured using an institution's supervisory ratings, combined with certain other risk measures, including certain financial ratios and long-term debt issuer ratings. For the year ended December 31, 2025, the Bank's total FDIC insurance assessment expense was $1.5 million.
Brokered Deposits. The FDICIA restricts the ability of an FDIC insured bank to accept brokered deposits unless it is a well capitalized institution under FDICIA's prompt corrective action guidelines. Union has established an account with two of its approved investment brokers to accept brokered deposits as an approved liquidity source. Additionally, Union accepts reciprocal time and money market deposits primarily through its membership with the IntraFi Network in CDARS and ICS, respectively. The Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018 allows the Company to hold reciprocal deposits up to 20 percent of total liabilities without those deposits being treated as brokered for regulatory purposes.
Community Reinvestment Act ("CRA"). Union is subject to the federal CRA, which requires banks to demonstrate their commitment to serving the credit needs of communities and residents with low- and moderate-incomes. Union participates in a variety of direct and indirect lending programs and other investments for the benefit of such residents in its local communities. The FDIC conducts examinations of insured banks' compliance with CRA requirements and rates institutions as "Outstanding," "Satisfactory," "Needs to Improve," and "Substantial NonCompliance." Failure of an institution to receive at least a "Satisfactory" CRA rating could adversely affect its ability to undertake certain activities, such as branching and acquisitions of other financial institutions, which require regulatory approval. In addition, failure of a bank subsidiary to receive at least a "Satisfactory" rating would disqualify a bank holding company from eligibility to become or remain a financial holding company under the GLBA. Union has received an "Outstanding" rating from its most recent CRA compliance examination by the FDIC.
In October 2023, the FDIC and other federal bank regulatory agencies jointly issued a final rule substantially revising the CRA compliance framework in effect since 1995. Under the 2023 final rule, banks with $2 billion or more in assets would be evaluated under a Retail Lending Test, a Retail Services and Products Test, a Community Development Financing Test, and a Community Development Services Test. Banks, such as Union, with total assets of $600 million or more and less than $2 billion would be evaluated under the Retail Lending Test and, at the bank's option, either the current Intermediate Bank Community Development Test or the new Community Development Financing Test. Although the final rule took effect on April 1, 2024, it was effectively rescinded on July 17, 2025, when the Federal Reserve, FDIC and OCC issued a joint proposal to rescind the 2023 final rule and to continue to apply the 1995 regulations to banks. Thus, Union remains subject to the 1995 CRA regulations.
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

Capital Adequacy and Safety and Soundness
Capital Adequacy Guidelines. The FDIC and other federal bank regulatory agencies adopted a final rule for leverage and risk-based capital requirements and the method for calculating risk-weighted assets which is consistent with agreements that were reached by the Basel Committee on Banking Supervision under the so-called Basel III framework and certain provisions of the Dodd-Frank Act that became effective on January 1, 2015. Among other things, the rule established a common equity Tier 1 capital ratio with a minimum requirement of 4.5%, increased the minimum Tier 1 risk based ratio from 4.0% to 6.0%, and assigned a higher risk weight of 150% to exposures that are more than 90 days past due or in nonaccrual status as well as certain commercial real estate loans that finance the acquisition, development or construction of real property. The final rule also requires accumulated OCI be included for purposes of calculating regulatory capital unless a one time opt-out election was made. The Company and Union both made the election. The rule limits a banking organization's capital distributions and certain discretionary bonus payments if the banking organization does not hold a "capital conservation buffer" of 2.5% above the minimum capital ratio requirements.
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
The various federal banking agencies have adopted substantially similar regulations that define the five capital categories identified by FDICIA, using the Tier 1 Capital, Common Equity Tier 1 Capital, Total Capital and Leverage Ratios as the relevant capital measures. Such regulations establish various degrees of corrective action to be taken when an insured depository institution is considered undercapitalized. Under the regulations as in effect during 2025, a “well capitalized” institution must have a Tier 1 capital ratio of at least 8.0%, a Common Equity Tier 1 ratio of 6.5%, a total capital ratio of at least 10% and a leverage ratio of at least 5% and not be subject to a capital directive order.
At December 31, 2025, Union's Tier I and Total Risk Based Capital Ratios were 11.87% and 12.81% respectively, and its Leverage Capital Ratio was 7.36%, and it is considered well capitalized under applicable regulatory guidelines in effect as of such date.
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

Consumer Protection Regulation
The Company and Union are subject to a number of federal and state laws designed to protect consumers and prohibit unfair or deceptive business practices, including, but not limited to, the Equal Credit Opportunity Act, the Fair Housing Act, the Home

Ownership Protection Act, the Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act of 2003 (the “FACT Act”), GLBA, the Truth in Lending Act, the CRA, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the National Flood Insurance Act and various state law counterparts. Union is also subject to laws and regulations to protect consumers in connection with their deposit or electronic transactions. These laws include the Truth in Savings Act, the Electronic Funds Transfer Act and the Expedited Funds Availability Act. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must interact with customers when taking deposits, making loans, collecting loans and providing other services. Further, the Dodd-Frank Act established the CFPB, which has the responsibility for making rules and regulations under the federal consumer protection laws relating to financial products and services. The CFPB also has a broad mandate to prohibit unfair or deceptive acts and practices and is specifically empowered to require certain disclosures to consumers and draft model disclosure forms under the various federal consumer protection laws. The CFPB is charged with enforcing consumer protection laws against banks with assets in excess of $10 billion, while community banks continue to be subject to the enforcement authority of their primary regulator. This supervisory structure may lead to conflicting regulatory guidance for community banks versus larger banks and increase regulatory costs and burdens. Failure to comply with consumer protection laws and regulations can subject financial institutions to enforcement actions, fines and other penalties.
The Dodd-Frank Act, in addition to requiring a mortgage lender to ascertain a borrower's ability to repay, allows borrowers to assert violations of certain provisions of the Truth-in-Lending Act as a defense to foreclosure proceedings, significantly limits or prohibits prepayment penalties for certain mortgage transactions, and prohibits creditors from financing credit life/disability insurance policies in connection with a residential mortgage loan or home equity line of credit. In addition, the Dodd-Frank Act prohibits mortgage originators from receiving compensation based on the terms of residential mortgage loans and generally limits the ability of a mortgage originator to be compensated by others if compensation is received from a consumer. The Dodd-Frank Act requires mortgage lenders to make additional disclosures prior to the extension of credit, in each billing statement, and for negative amortization loans and hybrid adjustable rate mortgages. Additionally, the CFPB adopted rules and forms that combine certain disclosures that consumers receive in connection with applying for and closing on a residential mortgage loan under the Truth in Lending Act (Regulation Z) and the Real Estate Settlement Procedures Act (Regulation X), also known as the TILA and RESPA Integrated Disclosures, or TRID. TRID established new disclosure timing requirements and applies to most closed-end consumer credit transactions secured by real property.
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
The Bank is also subject to the Vermont Financial Privacy Act, which prohibits financial institutions from disclosing customer information, except in accordance with specified exceptions, and to the Vermont Consumer Protection Act which, among other things, generally requires a consumer's consent to obtain a credit report.
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
Interstate Banking. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 authorized an adequately capitalized and managed bank holding company to acquire banks based outside its home state, generally without regard to whether the state's law would permit the acquisition, and also authorized banks to merge across state lines thereby creating interstate branches. In addition, this Act authorized banks to acquire existing interstate branches (short of merger) or to establish new interstate branches. States were given the right, exercisable before June 1, 1997, to prohibit altogether or impose certain limitations on interstate mergers and the acquisition or establishment of interstate branches. The Dodd-Frank Act removed remaining state law impediments to de novo interstate branching. Although interstate banking and branching may have resulted in increased competitive pressures in the markets in which the Company operates, interstate branching may also present competitive opportunities for locally-owned and managed banks, such as Union, that are familiar with the local markets and that emphasize personal service and prompt, local decision-making. The ability to branch interstate has also benefited Union, as it permitted the expansion of its banking operations into New Hampshire, including the conversion of its loan production office in Littleton to a full service branch in March of 2006, the May 2011 acquisition of three New Hampshire branches and the opening of full service branches in Lincoln in 2014 and North Conway in 2023.
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
Taxing Authorities. The Company and Union are subject to income taxes at the Federal level and are individually subject to state taxation based on the laws of each state in which they operate. The Company and Union file a consolidated federal tax return with a calendar year end. The Company and Union have filed separate tax returns for each state jurisdiction affected for 2024 and will do the same for 2025. No tax return is currently being examined or audited by any taxing authority that the Company is aware of. The taxing authorities also regulate the information reporting requirements that Union is subject to, and which continue to increase and require resources to comply with.

Available Information
The Company files annual, quarterly, current reports, proxy statements, and other documents with the SEC under the Securities Exchange Act of 1934 (the “Exchange Act”). These reports, proxy statements, and other documents are available to the public on the internet website maintained by the SEC at www.sec.gov.
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
The Company will also provide copies of this 2025 Annual Report on Form 10-K, free of charge, upon written request to its Treasurer at the Company's main address, PO Box 667, Morrisville, VT 05661-0667. Shareholder meeting materials for our 2026 Annual Meeting, including this Annual Report on Form 10-K, are available at www.materials.proxyvote.com/905400 no later than the date on which they are mailed to shareholders.

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
As a lender, we are exposed to the risk that our loan customers may not repay their loans according to their terms and that the collateral or guarantees securing these loans may be insufficient to assure repayment. The underwriting and credit monitoring policies and procedures that we have adopted to address this risk may not prevent unexpected losses that could have a material adverse effect on our business, financial condition, results of operations and cash flows. We maintain an allowance for credit losses to provide for loan defaults and non-performance, which also includes increases for new loan growth. While we believe that our allowance for credit losses is appropriate to cover expected losses, we cannot provide assurance that we will not increase the allowance for credit losses further or that regulators will not require us to increase the allowance for credit losses, which could have a material adverse effect on our net income and financial condition.
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
At December 31, 2025, approximately 41% of our loan portfolio was comprised of commercial and commercial real estate loans. In general, commercial and commercial real estate loans have historically posed greater credit risks than owner occupied residential mortgage loans. The repayment of commercial real estate loans depends on the business and financial condition of borrowers. Economic events and changes in government regulations, which we and our borrowers cannot control or reliably predict, could have an adverse impact on the cash flows generated by the businesses and properties securing our commercial and commercial real estate loans and on the values of the collateral securing those loans. Repayment of commercial loans depends substantially on the borrowers’ underlying business, financial condition and cash flows. Commercial loans are generally collateralized by equipment, inventory, accounts receivable and other fixed assets. Compared to real estate, that type of collateral is more difficult to monitor, its value is harder to ascertain, it may depreciate more rapidly and it may not be as readily saleable if repossessed.

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
As of December 31, 2025, the carrying value of our investment securities portfolio was approximately $326.3 million. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions in respect to the securities, defaults by the issuer or with respect to the underlying securities and changes in market interest rates and instability in the capital markets. Any of these factors, among others, could cause impairments and realized and/or unrealized losses in future periods and declines in other comprehensive income, which could have an adverse effect on our business, financial condition and results of operations.
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

Elevated and volatile interest rates have reduced the value of the Company’s securities portfolio, and the Company could realize losses if it is required to sell such securities to meet liquidity needs.
The Company’s securities portfolio consists primarily of fixed income securities whose market values are sensitive to changes in interest rates. Although interest rates have declined somewhat over the past year and a half, rates remain elevated compared to historical levels; and are subject to volatility. As a result, the trading values of previously issued government and other fixed income securities continue to be lower than their historical levels, resulting in unrealized losses embedded in the Company’s securities portfolio.
While unrealized losses do not directly affect earnings unless realized, they reduce the market value of securities that may otherwise serve as a source of liquidity. The Company generally intends to hold its investment securities to maturity or recovery of amortized cost and does not currently anticipate selling such securities. However, under certain circumstances—including unanticipated deposit outflows, reduced access to wholesale funding markets, or other liquidity stress events—the Company may be required to sell securities prior to maturity.
If the Company were to sell securities in a period of elevated interest rates or adverse market conditions, it could be required to realize losses that were previously unrealized. Such realized losses could adversely affect the Company’s earnings, regulatory capital ratios, financial condition, and results of operations, and could limit financial flexibility or require the Company to raise additional capital or funding on less favorable terms.

Although the Company has taken, and continues to take, actions to manage interest rate risk and diversify its funding sources, including maintaining contingent liquidity resources and rebalancing its investment portfolio, there can be no assurance that these measures would be sufficient to prevent the need to sell securities at unfavorable prices in the event of significant or sustained liquidity stress.

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
Generally, our customers may prepay the principal amount of their outstanding loans at any time. The speed at which such prepayments occur, as well as the size of such prepayments, are within our customers’ discretion and are influenced by the interest rate environment, over which we have no control. If customers prepay the principal amount of their loans, and we are unable to lend those funds to other borrowers or invest the funds at the same or higher interest rates, our interest income will be reduced. A significant reduction in interest income could have a negative impact on our results of operations and financial condition.

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
Current and future legal and regulatory requirements, restrictions, and regulations may adversely impact our profitability and may have a material and adverse effect on our business, financial condition, or results of operations; may require us to invest significant management attention and resources to evaluate and make any changes required by the legislation and related regulations; and may make it more difficult for us to attract and retain qualified executive officers and employees.

We are subject to stringent capital requirements which may adversely impact our return on equity, require additional capital raises, or limit our ability to pay dividends or repurchase shares.
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
From time to time we are named as a defendant or are otherwise involved in various legal proceedings. There is no assurance that litigation with private parties will not increase in the future. Future actions against us may result in judgments, settlements, fines, penalties or other results adverse to us, which could materially adversely affect our business, financial condition or results of operations, or cause serious reputational harm to us. As a participant in the financial services industry, we are exposed to a high level of litigation related to our business and operations. Although we maintain insurance, the scope of this coverage may not provide us with full, or even partial, coverage in any particular case. As a result, a judgment against us in any such litigation could have a material adverse effect on our financial condition and results of operation.

Accounting and Tax Risks
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

Changes in tax laws and regulations and differences in interpretation of tax laws and regulations may adversely impact our financial statements.
State or federal tax authorities may interpret tax laws and regulations differently than we do and challenge tax positions that we have taken on tax returns. This may result in differences in the treatment of revenues, deductions, credits and/or differences in the timing of these items. The differences in treatment may result in payment of additional taxes, interest or penalties that could have a material adverse effect on our results. In addition, there may be future changes to tax laws, administrative rulings or court decisions that could adversely affect our financial condition, including an increased provision for income taxes and/or reduced net income. We are not able to predict the timing or impact of any changes in state or federal tax laws. The taxing authorities also regulate the information reporting requirements that Union is subject to, and which continue to increase and require resources to comply with.

We may be required to write down goodwill and other identifiable intangible assets.
When we acquire a business, a portion of the purchase price of the acquisition may be allocated to goodwill and other identifiable intangible assets. The excess of the purchase price over the fair value of the net identifiable tangible and intangible assets acquired determines the amount of the purchase price that is allocated to goodwill acquired. At December 31, 2025, there was no remaining unamortized identifiable intangible asset and our goodwill from the 2011 Branch Acquisition was approximately $2.2 million. Under current accounting standards, if we determine that goodwill or intangible assets are impaired, we would be required to write down the value of these assets to fair value. We conduct an annual review, or more frequently if events or circumstances warrant, to determine whether goodwill is impaired. We recently completed our goodwill impairment analysis as of December 31, 2025 and concluded goodwill was not impaired. We conduct a review of our other intangible assets for impairment should events or circumstances warrant. We cannot provide assurance that we will not be required to take an impairment charge in the future. Any impairment charge would have a negative effect on our shareholders’ equity and financial results and may cause a decline in our stock price.

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
Holders of our common stock are entitled to receive dividends only when, as and if declared by our board of directors. Although we have historically declared regular quarterly cash dividends on our common stock, we are not required to do so and our board of directors may reduce or eliminate our common stock dividend, or change the frequency at which dividends are paid, in the future. The FRB has the authority to prohibit a bank holding company, such as us, from paying dividends if it deems such payment to be an unsafe or unsound practice. The FDIC has the authority to use its enforcement powers to prohibit Union from paying dividends to us if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice. Federal law also prohibits the payment of dividends by a bank that will result in the bank failing to meet its applicable capital requirements on a pro forma basis. Further, our ability to pay dividends would be restricted if we do not maintain a required capital conservation buffer under applicable regulatory capital rules. A reduction or elimination of dividends could adversely affect the market price of our common stock.

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
Our business performance and the trading price of our common stock may be affected by many factors affecting financial institutions, including the interest rate environment, volatility in the credit, mortgage and housing markets, the markets for securities relating to mortgages or housing, and the value of debt and mortgage-backed securities and other securities that we hold in our investment portfolio. Market volatility in financial institution stocks may also result from high profile bank failures. In addition, government action and legislation may impact us and the value of our common stock. We cannot predict what impact, if any, market volatility will have on our business or share price and for these and other reasons our shares of common stock may trade at a price lower than that at which they were purchased.

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

We are subject to FDICIA and other rules that govern financial institutions. Recent amendments to FDICIA and its implementing regulations increased the asset-size thresholds and modified certain requirements related to internal control reporting and auditor attestation. Under the revised framework, institutions that meet applicable asset thresholds are required to provide management’s assessment of the effectiveness of internal control over financial reporting, and institutions that exceed higher asset thresholds are also required to obtain an attestation report from their independent registered public accounting firm on the effectiveness of those controls. While these changes may affect the scope, timing, and cost of compliance, they do not reduce management’s responsibility to maintain effective internal controls over financial reporting or the risk that control deficiencies could arise. As we grow or as regulatory requirements evolve, we may become subject to additional or more stringent FDICIA requirements, including expanded documentation, testing, and governance expectations.
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

Operational Risks
We are exposed to losses from fraud, theft, and other financial crimes, which could adversely affect our results of operations and financial condition.
We face the risk of losses arising from fraudulent or criminal activity, including unauthorized transactions, account takeovers, forged, altered, or counterfeit instruments, and other schemes targeting our customers, employees, or systems. These risks include, among others, check fraud, wire and ACH fraud, debit card fraud, mobile and remote deposit fraud, and other payment‑related misconduct. Fraudulent activity may be difficult to detect or prevent, particularly where transactions are initiated through customer channels or where applicable funds availability requirements require us to make funds available before fraudulent activity is identified. Despite the implementation of fraud detection systems, internal controls, customer authentication procedures, and employee training, such measures may not be effective in preventing all losses. Losses resulting from fraud may result in direct financial exposure, customer reimbursement obligations, litigation, regulatory scrutiny, reputational harm, or increased operational and compliance costs. In addition, evolving fraud techniques, including those that exploit remote deposit capture and other electronic delivery channels, may increase the frequency or severity of losses. Any of these factors could adversely affect our business, results of operations, and financial condition.

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

We are piloting and selectively using artificial intelligence and machine learning technologies in limited, primarily internal functions, which exposes us to operational, regulatory, and reputational risks that could adversely affect our business.
We have begun piloting artificial intelligence (“AI”) and machine learning tools in certain internal and support functions, such as data analysis, fraud monitoring support, compliance processes, and operational efficiency initiatives. These technologies are complex and evolving, and our experience with them remains limited. AI systems may produce inaccurate, incomplete, or misleading outputs, or behave in ways that are difficult to predict or explain. Errors or failures in these tools—whether due to data limitations, model design, third‑party technology, or employee misuse—could impair decision‑making, reduce the effectiveness of internal controls, or require us to suspend or modify pilot programs.
The legal and regulatory framework governing AI use in banking is developing and uncertain. Banking regulators have increased focus on governance, risk management, and controls related to emerging technologies, including AI. Although our current AI use is limited, our existing policies, procedures, and internal control frameworks may not fully address the risks associated with AI technologies. If regulators determine that our oversight, documentation, or controls are inadequate, we could be required to enhance governance, incur additional compliance costs, or limit future use of AI tools.
In addition, even limited AI use may create reputational risk. Internal system failures, data issues, cybersecurity incidents, or negative perceptions regarding the appropriateness of AI use in banking could adversely affect our relationships with customers, regulators, and other stakeholders. As we evaluate whether to expand AI use over time, these risks may increase and could have a material adverse effect on our business, results of operations, or financial condition.

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
The Company cannot assure that the opening of new branches will be accretive to earnings within a reasonable period of time or at all. Numerous factors contribute to the performance of a new branch, such as suitable location, qualified personnel, and an effective marketing strategy. Additionally, it takes time for a new branch to gather sufficient loans and deposits to generate income sufficient to cover its operating expenses. Difficulties we experience in opening new branches may have a material adverse effect on the our financial condition and results of operations. Additionally, we cannot assure that the closing of branches would not adversely affect earnings.

We must adapt to information technology changes in the financial services industry, which could present operational issues, require significant capital spending, or impact our reputation.
The financial services industry is constantly undergoing technological changes, with frequent introductions of new technology-driven products and services. We invest significant resources in information technology system enhancements in order to meet customer expectations and provide functionality and security at an appropriate level. The effective use of technology increases efficiency and enables financial institutions to better serve customers and reduce costs. Our future success will depend, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience, as well as to create additional efficiencies in our operations. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. Failure to successfully implement and integrate future system enhancements could adversely impact our ability to provide timely and accurate financial information in compliance with legal and regulatory requirements, which could result in sanctions from regulatory authorities. Such sanctions could include fines and suspension of trading in our stock, among others. In addition, future system enhancements could have higher than expected costs and/or result in operating inefficiencies, which could increase the costs associated with the implementation as well as ongoing operations.
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

We are subject to reputational risk.
We are dependent on our reputation within our market area, as a trusted and responsible financial service provider, for all aspects of our relationships with customers, employees, vendors, third-party service providers, and others, with whom we conduct business or potential future business. Our actual or perceived failure to (i) identify and address potential conflicts of interest, ethical issues, money-laundering, or privacy issues; (ii) meet legal and regulatory requirements applicable to Union and to the Company; (iii) maintain the privacy of customer and accompanying personal information; (iv) maintain adequate record keeping; or (v) identify the legal, reputational, credit, liquidity and market risks inherent in our products, could give rise to reputational risk that could harm our business prospects and adversely affect our financial condition and results of operations. If we fail to address any of these issues in an appropriate manner, we could be subject to additional legal risks, which, in turn, could increase the size and number of litigation claims and damages asserted or subject us to enforcement actions, fines and penalties and cause us to incur related costs and expenses. Our ability to attract and retain customers and employees could be adversely affected to the extent our reputation is damaged.

We face significant and increasing competition in the financial services industry.
We operate in a highly competitive environment that includes financial and non-financial services firms, including traditional banks, online banks, financial technology companies, wealth management companies and others. These companies compete on the basis of, among other factors, size, quality and type of products and services offered, price, technology and reputation. Emerging technologies have the potential to intensify competition and accelerate disruption in the financial services industry. In recent years, non-financial services firms, such as financial technology companies, have begun to offer services traditionally provided by financial institutions. These firms attempt to use technology and mobile platforms to enhance the ability of companies and individuals to make payments, borrow money, save and invest. Our ability to compete successfully depends on a number of factors, including our ability to develop and execute strategic plans and initiatives; to develop competitive products and utilize evolving technologies; and to attract, retain and develop a highly skilled employee workforce. If we are not able to compete successfully, we could be placed at a competitive disadvantage, which could result in the loss of customers and market share, and our business, results of operations and financial condition could suffer.

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
Union's IT Steering Committee includes Bank information technology personnel, information security personnel, other department leaders and stakeholders, and Union's senior management team. This Committee receives regular updates on the state of Union's cybersecurity program, including any incidents, and reviews and approves information technology or information security related projects and proposals. These team members are also responsible for the resolution of any findings and implementation of recommendations from internal and external audits and examinations.
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
Cybersecurity Risk Management Program
The program is designed to identify, assess, manage, mitigate, and respond to cyber threats with the goal of preventing cybersecurity incidents to the extent feasible, while also increasing our system resilience and ability to minimize business disruption in the event we experience a cyber incident. Our program is structured to be nimble and adaptable to changes in cybersecurity threats over time and to respond to emerging threats in a timely and efficient manner.
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
As part of our assessment of the risks to our Company, the Information Security team conducts annual cybersecurity risk assessments to evaluate the inherent risk of our applications and the strength of our controls, and identify the residual risk for each application. In addition, we conduct regular reviews and testing of critical network and application systems to assess their security. We have adopted internal Company-wide Information Technology and Information Security policies which are reviewed and updated annually and approved by our Board of Directors. Our employees and the Board of Directors attend annual trainings that are designed to raise awareness about cybersecurity threats, reduce our vulnerability, and encourage consideration of cybersecurity threats across the Company.
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
Our cybersecurity framework is designed to protect our customers, employees, investors, and our intellectual property. Before purchasing third-party technology or other solutions that could expose the Company’s assets and electronic information, our Information Security team completes security reviews on the vendors. Contracts are also negotiated to ensure language is included to address cybersecurity risk limitation and remediation. We also conduct ongoing reviews of cybersecurity risks associated with our third-party service providers. As part of the Company’s Vendor Management Program, periodic reviews are conducted for certain third-party vendors. Members of our Information Security team work with department managers and application owners to review System and Organization Controls (“SOC”) 1 or SOC 2 reports. In the event a third-party vendor is required but unable to provide either a SOC 1 or SOC 2 report, this group conducts additional reviews to assess the cybersecurity preparedness of the specific vendor. This assessment of the risks associated with the use of third-party service providers is part of our overall vendor management and cybersecurity risk management framework.
To date, cybersecurity risks have not materially affected us. We do experience attacks on our data and systems that have been halted by the technical policies and cybersecurity systems in place. For more information about the cybersecurity risks we face, see "Risk Factors - Operational Risks" in Part I, Item 1A of this Annual Report.

Item 2. Properties
As of December 31, 2025, Union operated 13 community banking locations in Lamoille, Caledonia, Chittenden, Franklin and Washington counties of Vermont and five in Grafton and Coos counties of New Hampshire. Union also operates three loan centers in St. Johnsbury and Williston, Vermont and Plymouth, New Hampshire. In addition, Union owns a property located in Johnson, VT that was previously a branch location. This property was damaged due to flooding in 2024 and was not re-opened. Union owns, free of encumbrances, 16 of its branch locations and its headquarters and operates several ATMs in northern Vermont and New Hampshire. Union leases three branch locations, one loan production office, land upon which the Williston branch was built, and certain ATM premises from third parties under terms and conditions considered by management to be favorable to Union. Union also owns or leases certain properties contiguous to its branch locations for staff and customer parking convenience.

Additional information relating to the Company's properties as of December 31, 2025, is set forth in Notes 8 and 9 to the Company's audited consolidated financial statements contained in Part II, Item 8 of this Annual Report.

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

On February 28, 2026, there were 4,614,047 shares of common stock outstanding held by 468 stockholders of record. The number of stockholders does not reflect the number of beneficial owners, including persons or entities who may hold the stock in nominee or “street name.”

Issuances of Unregistered Shares; Repurchases of Common Stock
The Company did not issue any unregistered shares during the quarter ended December 31, 2025.
There were no repurchases of the Company's equity securities during the quarter ended December 31, 2025.

Securities Authorized for Issuance Under Equity Compensation Plans
Information regarding equity securities authorized for issuance under the Company's equity compensation plan is included in Part III, Item 12 of this Annual Report under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”, and is incorporated herein by reference.

Five Year Performance Graph
The following graph illustrates the annual percentage change in the cumulative total shareholder return of the Company's common stock for the period December 31, 2019 through December 31, 2025. For purposes of comparison, the graph illustrates comparable shareholder returns of the S&P U.S. SmallCap Banks Index and the Nasdaq Composite Index. The graph assumes a $100 investment on December 31, 2019 in each case and measures the amount by which the market value, assuming reinvestment of dividends, has changed during the five year period ended December 31, 2025.

Stock Performance Graph
200
175
150
125
100
75
50
Index Value
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25
Period Ended
Union Bankshares, Inc.
Nasdaq Composite Index
S&P U.S. SmallCap Banks Index

	Period Ended
Index	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
Union Bankshares, Inc.	100.00	121.05	102.36	138.49	137.57	118.52
Nasdaq Composite Index	100.00	122.18	82.43	119.22	154.48	187.14
S&P U.S. SmallCap Banks Index	100.00	139.21	122.74	123.35	145.82	160.37

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

Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

The following discussion and analysis focuses on those factors that, in management's view, had a material effect on the consolidated financial position of Union Bankshares, Inc. ("the Company," "our," "we," "us") and its subsidiary, Union Bank ("Union"), as of December 31, 2025 and 2024, and its consolidated results of operations for the years then ended. The Company is considered a "smaller reporting company" under the disclosure rules of the SEC. Accordingly, the Company has elected to provide its audited statements of income, comprehensive income, cash flows, and changes in stockholders' equity for a two year, rather than a three year, period and intends to provide smaller reporting company scaled disclosures where management deems appropriate.

This discussion is being presented to provide a narrative explanation of the consolidated financial statements and should be read in conjunction with the audited consolidated financial statements and related notes and with other financial data contained in Item 8, Part II of this Annual Report. The purpose of this presentation is to enhance overall financial disclosures and to provide information about historical financial performance and developing trends as a means to assess to what extent past performance can be used to evaluate the prospects for future performance. Management is not aware of the occurrence of any events after December 31, 2025 which would materially affect the information presented.

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

OVERVIEW

Despite a persistently challenging operating environment in 2025, characterized by elevated interest rates for much of the year, funding cost pressures, and ongoing economic and geopolitical uncertainty, the Company delivered solid financial performance and continued to strengthen its balance sheet. While the Federal Reserve implemented a series of interest rate reductions during the second half of the year, rates remained relatively high overall, requiring continued discipline in balance sheet management and pricing strategies. Through prudent execution and a sustained focus on core relationship banking, the Company achieved meaningful growth in net income, expanded net interest margin, and improved key profitability and capital metrics year over year. These results underscore the resilience of the Company’s business model and its ability to adapt effectively to evolving monetary policy and market conditions while maintaining strong capital and liquidity positions.
Net interest income, the largest component of net income, saw an increase due to higher interest earned on average earning assets and an increase in average loan volume. Interest expense increased, primarily driven by increased utilization of wholesale funding and an overall increase in rates on customer deposits. The net interest spread and net interest margin both improved, reflecting the overall positive impact of these changes, despite higher funding costs.
The net interest margin was 2.93% for the year ended December 31, 2025 compared to 2.77% for the year ended December 31, 2024, while the net interest spread for the same periods were 2.47% and 2.30%, respectively. We continue to manage the net interest margin and spread by remaining disciplined on loan and deposit pricing, utilizing FHLB advances and brokered CDs when appropriate to reduce our exposure to high short-term interest rates, and maximizing our balance sheet collateral (i.e. loans and investment securities) to obtain wholesale funding in a cost effective way to fund loan growth.
Consolidated net income was $11.1 million, with basic earnings per share of $2.43 for 2025 compared to consolidated net income of $8.8 million, and basic earnings per share of $1.94 for 2024, while diluted earnings per share for the same periods were $2.41 and $1.92, respectively. The increase in net income was due to the combined effects of the $1.3 million pre-tax realized loss on the sale of AFS debt securities during 2024 that did not recur in 2025, increases in net interest income of $4.7 million and noninterest income of $446 thousand, and a decrease of $156 thousand in credit loss expense, partially offset by increases in noninterest expenses of $3.7 million and the provision for income taxes of $559 thousand.
Sales of qualifying residential loans to the secondary market for the year ended December 31, 2025 were $143.5 million, resulting in gain on sales of $2.1 million, compared to sales of $113.5 million and gain on sales of $1.7 million for the year ended December 31, 2024.
As of December 31, 2025, the Company had total consolidated assets of $1.62 billion, an increase of 5.8% compared to total consolidated assets of $1.53 billion at December 31, 2024. Total investments increased $76.0 million, or 30.1%, to $328.3 million, or 20.3% of total assets at December 31, 2025 compared to $252.3 million, or 16.5% of total assets, as of December 31, 2024. Net loans and loans held for sale increased $17.1 million or 1.5%, to $1.17 billion, or 72.5% of total assets, at December 31, 2025, compared to $1.16 billion, or 75.6% of total assets, at December 31, 2024. The level of federal funds sold decreased $3.0 million, or 28.4%, to $7.6 million at December 31, 2025 compared to $10.7 million at December 31, 2024.
Total deposits were $1.21 billion at December 31, 2025 compared to $1.17 billion at December 31, 2024, an increase of $46.1 million, or 3.9%. There were $10.0 million of retail brokered deposits and $248 thousand of purchased CDARS deposits at December 31, 2025 and no retail brokered deposits or purchased CDARS deposits at December 31, 2024. Borrowed funds were $286.5 million at December 31, 2025 compared to $259.7 million at December 31, 2024.
The Company's total capital increased from $66.5 million at December 31, 2024 to $80.9 million at December 31, 2025. This increase primarily reflects net income of $11.1 million for 2025 and a decrease of $8.1 million in accumulated other comprehensive loss, partially offset by regular cash dividends paid of $6.6 million. (See Capital Resources on pages 46 to 47.) These changes also resulted in an increase in the Company's book value per share to $17.53 at December 31, 2025 from $14.65 as of December 31, 2024.
The current macroeconomic and geopolitical environment is subject to a number of uncertainties, including geopolitical conflicts, tariffs or changes in trade policies, the impact of federal government shutdowns, capital markets volatility, and inflation. These and other factors may contribute to slower or negative economic growth and a challenging business environment for our customers. While we remain confident in the resilience and strength of our business and financial model, the current macroeconomic and geopolitical environment could negatively impact our financial condition and results of operations. For more information about risks the Company faces, please see “Part I, Item 1A. Risk Factors".

The following per share information and key ratios presented in the table below depict several measurements of performance or financial condition at or for the years ended December 31, 2025 and 2024:

	2025	2024
Return on average assets	0.71%	0.60%
Return on average equity	15.29%	13.38%
Net interest margin (1)	2.93%	2.77%
Efficiency ratio (2)	75.14%	77.62%
Net interest spread (3)	2.47%	2.30%
Loan to deposit ratio	97.03%	99.32%
Net charge-offs (recoveries) to total average loans	—%	—%
ACL on loans to loans not held for sale	0.72%	0.66%
Nonperforming assets to total assets (4)	0.85%	0.12%
Equity to assets	5.00%	4.35%
Total capital to risk weighted assets (5)	12.80%	12.53%
Book value per share	$17.53	$14.65
Basic earnings per share	$2.43	$1.94
Diluted earnings per share	$2.41	$1.92
Dividends paid per share	$1.44	$1.44
Dividend payout ratio (6)	59.26%	74.23%
__________________
(1)The ratio of tax equivalent net interest income to average earning assets. See page 33 for more information.
(2)The ratio of noninterest expenses to tax equivalent net interest income and noninterest income, excluding securities gains (losses).
(3)The difference between the average yield on earning assets and the average rate paid on interest bearing liabilities. See page 33 for more information.
(4)Nonperforming assets are loans or investment securities that are in nonaccrual or 90 or more days past due as well as OREO or OAO.
(5)The ratio of total capital to risk weighted assets is a regulatory capital measurement. See Note 23 to the Company's consolidated financial statements for more information.
(6)Cash dividends declared and paid per share divided by consolidated net income per share.

RESULTS OF OPERATIONS

For the year ended December 31, 2025, net income was $11.1 million compared to $8.8 million for the year ended December 31, 2024. The primary components of these results, which include net interest income, credit loss expense, noninterest income, noninterest expenses, and provision for income taxes, are discussed below:
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
Interest earned, on a fully tax equivalent basis, on average earning assets for the year ended December 31, 2025 was $76.8 million compared to $68.9 million for the year ended December 31, 2024, an increase of $7.9 million, or 11.5%. The average earning asset base increased $87.3 million between periods and the average yield on average earning assets increased 24 bps to 5.09% for the year ended December 31, 2025 compared to 4.85% for the year ended December 31, 2024.
The average yield on federal funds sold and overnight deposits decreased 103 bps between the twelve month comparison periods due to a decrease in the average balance maintained in Union's master account at the FRB and the average rate paid on these balances.
Interest income, on a fully tax equivalent basis, on investment securities increased $985 thousand between the comparison periods due to an increase of $2.0 million in the average balance of the portfolio and an increase of 32 bps in the average yield. The improvement in the average yield and interest income was attributable in part to the balance sheet repositioning completed in the third quarter of 2024, in which the Company sold lower-yielding AFS debt securities at a loss and used the proceeds to purchase higher yielding AFS debt securities and fund loans, as well as the strategic decision to position the investment portfolio for improved future cash flows and earnings with the purchase of approximately $75.0 million of investment securities AFS during the fourth quarter of 2025.
Interest income, on a fully tax equivalent basis, on loans increased $7.2 million between the twelve month comparison periods due to an increase in the average volume of loans outstanding of $90.4 million and an increase of 19 bps in the average yield. Interest income on loans increased $563 thousand and $445 thousand during the year ended December 31, 2025 and 2024, respectively, due to recoveries of interest from the payoff of loans that had previously been in nonaccrual. This resulted in a 5 bps increase in the average loan yield for the years ended December 31, 2025 and 2024.
Average interest bearing liabilities increased $89.8 million between the twelve month comparison periods due to increases in average borrowed funds of $65.5 million and average interest bearing deposits of $24.2 million. The average rate paid on interest bearing liabilities increased 7 bps to 2.62% for the year ended December 31, 2025 compared to 2.55% for the year ended December 31, 2024 due to continued customer expectation of higher rates on deposit accounts along with utilization of wholesale funding at rates higher than deposit rates. Interest expense increased $3.2 million, to $32.8 million for the year ended December 31, 2025 compared to $29.6 million for the year ended December 31, 2024.
The net interest spread increased 17 bps to 2.47% for the year ended December 31, 2025, from 2.30% for the same period last year, reflecting the net effect of the 24 bps increase in the average yield earned on interest earning assets, partially offset by the 7 bps increase in the average rate paid on interest bearing liabilities between periods. The net interest margin increased 16 bps for the year ended December 31, 2025 compared to the year ended December 31, 2024 as a result of the changes discussed above.
Net interest income, on a fully tax equivalent basis, increased $4.8 million to $44.0 million for the year ended December 31, 2025 compared to $39.3 million for the year ended December 31, 2024.

The following table shows for the periods indicated the total amount of tax equivalent interest income from average interest earning assets, the related average tax equivalent yields, the tax equivalent interest expense associated with average interest bearing liabilities, the related tax equivalent average rates paid, and the resulting tax equivalent net interest spread and margin:

	Years Ended December 31,
	2025			2024
	Average Balance (1)	Interest Earned/ Paid	Average Yield/ Rate	Average Balance (1)	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Average Assets:
Federal funds sold and overnight deposits	$23,095	$740	3.16%	$26,576	$1,132	4.19%
Interest bearing deposits in banks	8,108	342	4.22%	13,242	480	3.63%
Investment securities (2), (3)	296,683	7,674	2.59%	294,669	6,689	2.27%
Loans, net (2), (4)	1,167,901	67,215	5.76%	1,077,543	60,018	5.57%
Nonmarketable equity securities	11,733	831	7.09%	8,207	541	6.58%
Total interest earning assets (2)	1,507,520	76,802	5.09%	1,420,237	68,860	4.85%
Cash and due from banks	4,769			4,560
Premises and equipment	20,115			20,657
Other assets	26,084			19,972
Total assets	$1,558,488			$1,465,426
Average Liabilities and Stockholders' Equity:
Interest bearing checking accounts	$305,321	$4,259	1.39%	$295,088	$3,605	1.22%
Savings/money market accounts	371,935	5,821	1.57%	367,620	5,418	1.47%
Time deposits	288,878	11,332	3.92%	279,180	11,551	4.14%
Borrowed funds and other liabilities	264,263	10,786	4.03%	198,745	8,446	4.18%
Subordinated notes	16,289	570	3.50%	16,255	570	3.51%
Total interest bearing liabilities	1,246,686	32,768	2.62%	1,156,888	29,590	2.55%
Noninterest bearing deposits	220,993			226,388
Other liabilities	18,352			16,688
Total liabilities	1,486,031			1,399,964
Stockholders' equity	72,457			65,462
Total liabilities and stockholders’ equity	$1,558,488			$1,465,426
Net interest income		$44,034			$39,270
Net interest spread (2) (5)			2.47%			2.30%
Net interest margin (2) (6)			2.93%			2.77%
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
(5)Net interest spread is the tax equivalent average yield on average interest earning assets less the average rate paid on interest bearing liabilities.
(6)Net interest margin is the ratio of net interest income, on a tax equivalent basis, to average interest earning assets.

Tax exempt interest income amounted to $6.7 million and $5.8 million for the years ended December 31, 2025 and 2024, respectively. The following table presents the effect of tax exempt income on the calculation of net interest income, using a marginal federal corporate income tax rate of 21% for the years ended December 31, 2025 and 2024:

	Years Ended December 31,
	2025	2024
	(Dollars in thousands)
Net interest income as presented	$43,020	$38,364
Effect of tax-exempt interest
Investment securities	139	201
Loans	875	705
Net interest income, tax equivalent	$44,034	$39,270

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
•changes in rate (change in rate multiplied by prior volume); and
•total change in rate and volume.

Changes attributable to both rate and volume have been allocated proportionately to the change due to volume and the change due to rate.

	Year Ended December 31, 2025 Compared to Year Ended December 31, 2024 Increase/(Decrease) Due to Change In			Year Ended December 31, 2024 Compared to Year Ended December 31, 2023 Increase/(Decrease) Due to Change In
	Volume	Rate	Net	Volume	Rate	Net
Interest earning assets:	(Dollars in thousands)
Federal funds sold and overnight deposits	$(136)	$(256)	$(392)	$339	$163	$502
Interest bearing deposits in banks	(208)	70	(138)	(65)	144	79
Investment securities	40	945	985	(303)	258	(45)
Loans, net	5,154	2,043	7,197	4,255	5,775	10,030
Nonmarketable equity securities	246	44	290	291	(13)	278
Total interest earning assets	$5,096	$2,846	$7,942	$4,517	$6,327	$10,844
Interest bearing liabilities:
Interest bearing checking accounts	$129	$525	$654	$(267)	$602	$335
Savings/money market accounts	64	339	403	(320)	1,767	1,447
Time deposits	393	(612)	(219)	895	2,004	2,899
Borrowed funds	2,651	(311)	2,340	5,282	360	5,642
Total interest bearing liabilities	$3,237	$(59)	$3,178	$5,590	$4,733	$10,323
Net change in net interest income	$1,859	$2,905	$4,764	$(1,073)	$1,594	$521

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

Credit loss expense was made up of the following components for the following periods:

	For the Years Ended December 31,
	2025	2024
	(Dollars in thousands)
Credit loss expense for loans	$755	$1,092
Credit loss expense (benefit) for off-balance sheet credit exposures	19	(162)
Credit loss expense, net	$774	$930

Noninterest Income. The following table sets forth the components of noninterest income for the years ended December 31, 2025 and 2024 :

	For the Years Ended December 31,
	2025	2024	$ Variance	% Variance
	(Dollars in thousands)
Wealth management income	$1,187	$1,067	$120	11.2
Service fees	6,939	7,040	(101)	(1.4)
Net gains on sales of loans held for sale	2,148	1,697	451	26.6
Income from Company-owned life insurance	696	716	(20)	(2.8)
Income from MSRs, net	128	—	128	100.0
Other income	161	280	(119)	(42.5)
Net gains on other investments	203	216	(13)	(6.0)
Net losses on sales of investment securities AFS	—	(1,293)	1,293	(100.0)
Total noninterest income	$11,462	$9,723	$1,739	17.9
The significant changes in noninterest income for the year ended December 31, 2025 compared to the year ended December 31, 2024 are described below:
•Wealth management income. Wealth management income increased as managed fiduciary accounts grew between December 31, 2024 and 2025, as did the value of assets within those accounts.
•Service fees. Service fee income decreased $101 thousand for the year ended December 31, 2025 compared to the same period in 2024, primarily due to decreases in ATM and debit card network fees, merchant program fees, overdraft fees, and other loan related fees, partially offset by an increase in loan servicing fees.
•Net gains on sales of loans held for sale. Residential loans totaling $143.5 million were sold to the secondary market during 2025, compared to residential loan sales of $113.5 million during 2024. The increase of $451 thousand in net gains on sales of loans reflects the higher sales volume and higher premiums obtained on sales in 2025.
•Income from Company-owned life insurance. Death benefit proceeds of $197 thousand were received in 2025 compared to death benefit proceeds of $235 thousand received in 2024.
•Income of MSRs, net. Income from MSRs is derived from servicing rights acquired through the sale of loans on which servicing is retained. Capitalized servicing rights are initially recorded at fair value and amortized in proportion to, and over the period of, the estimated future servicing period of the underlying loans. The increase in the volume of residential loan sales discussed above resulted in new capitalized MSRs that exceeded the amortization of MSRs by $128 thousand for the year ended December 31, 2025. The amortization of MSRs exceeded the new capitalized MSRs for the 2024 comparison period and the amortization is included in Other expenses in the consolidated statements of income.
•Other income. The Company received $25 thousand of prepayment penalties from the early payoff of loans during 2025 compared to $117 thousand of prepayment penalties received during 2024.
•Net gains on other investments. Participants in the 2020 Amended and Restated Nonqualified Excess Plan (the "2020 Deferred Compensation Plan") elect to defer receipt of current compensation from the Company or its subsidiary and select designated reference investments consisting of investment funds. The performance of those funds, over which the Company has no control, resulted in net gains of $203 thousand and $216 thousand for the years ended December 31, 2025 and 2024, respectively.

•Net losses on sales of investment securities AFS. During the third quarter of 2024, the Company completed a balance sheet repositioning related to its investment securities portfolio in which the sale of lower-yielding AFS debt securities resulted in a pre-tax realized loss on the sale of $1.3 million.
Noninterest Expenses. The following table sets forth the components of noninterest expenses for the years ended December 31, 2025 and 2024:

	For the Years Ended December 31,
	2025	2024	$ Variance	% Variance
	(Dollars in thousands)
Salaries and wages	$17,452	$15,678	$1,774	11.3
Employee benefits	6,479	5,716	763	13.3
Occupancy expense, net	2,335	2,194	141	6.4
Equipment expense	4,381	3,992	389	9.7
FDIC insurance assessment	1,477	1,167	310	26.6
Donations	211	344	(133)	(38.7)
Electronic banking expense	640	504	136	27.0
Communications	287	343	(56)	(16.3)
Wealth management expenses	544	491	53	10.8
Professional fees	1,147	1,062	85	8.0
Advertising and public relations	860	704	156	22.2
Other expenses	5,887	5,832	55	0.9
Total noninterest expense	$41,700	$38,027	$3,673	9.7
The significant changes in noninterest expenses for the year ended December 31, 2025 compared to the year ended December 31, 2024 are described below:
•Salaries and wages. Salaries and wages increased $1.8 million primarily due to annual salary adjustments and new positions for the 2025 fiscal year, a $408 thousand increase in the accrual amount for the annual incentive plan payments to select officers of Union for 2025 compared to 2024, and a change in the paid time off (PTO) policy during 2025 resulting in an increase of $392 thousand from an accrual adjustment for the carryover of unused PTO outstanding as of December 31, 2025. Salaries and wages are reduced by deferred loan origination costs at the time of origination. Deferred loan origination costs reduced salaries and wages by $13 thousand and $257 thousand for the years ended December 31, 2025 and 2024, respectively. The lower deferred loan origination cost for 2025 compared to 2024 is primarily attributable to loan origination levels. These increases were partially offset by a $397 thousand decrease related to a cash bonus payment to employees in December 2024 in lieu of a 401k profit sharing contribution that was included in employee benefits expense in 2025.
•Employee benefits. Employee benefit expense increased $763 thousand due to increases of $598 thousand in 401k plan contribution expense, $119 thousand in payroll tax expense and $81 thousand in premium expense for the Company's medical and dental plans. The increase in the 401k plan contribution expense resulted primarily from there being no profit sharing contribution in 2024 as discussed above compared to a $466 thousand profit sharing accrual in 2025.
•Occupancy expense, net. The increase in occupancy expense of $141 thousand is primarily due to utilities, repairs and maintenance, and depreciation expenses related to projects completed during 2025 compared to 2024. In addition, real estate tax expense increased $24 thousand between years due to rate increases in the towns with branch locations
•Equipment expense. Equipment expense increased between years primarily due to an increase in software license and maintenance costs.
•FDIC insurance assessment. The FDIC insurance assessment increased by $310 thousand due to an increase in the assessment rate as well as overall growth in net average assets.
•Donations. Charitable donations are made as part of the Company's on-going commitment to enhancing the economic vitality and social welfare of our communities. Donations decreased between years primarily due to contributions made in 2024 related to a state tax credit program to assist a local affordable housing project and local non-profit rehabilitation projects that did not recur in 2025.

•Electronic banking expense. Electronic banking expense increased $136 thousand primarily due to software initiatives that were implemented to the online banking platform in the fourth quarter of 2024.
•Communications. The decrease in communications expense relates primarily to contract changes taking effect during 2025 related to network and ATM communication systems.
•Wealth management expenses. The $53 thousand increase was primarily attributable to the growth in managed fiduciary accounts and the associated data processing and professional services.
•Professional fees. Professional fees increased $85 thousand due to increases in engagement fees and additional consultants that were engaged to assist with employment searches and other consulting services in 2025.
•Advertising and public relations. Advertising and public relations costs increased $156 thousand primarily related to a focus on advertising campaigns and business development activities in 2025 and the increased costs of these campaigns and activities compared to 2024.

Provision for Income Taxes. The Company has provided for current and deferred federal income taxes for the current and prior period presented. The Company's net provision for income taxes was $928 thousand and $369 thousand for 2025 and 2024, respectively, reflecting higher net income, the impact of tax-exempt income, as well as the impact of limited partnership investments and related tax credits, discussed below. The Company’s effective federal corporate income tax rate was 7.0% and 4.6% for 2025 and 2024, respectively.
Amortization expense related to limited partnership investments included as a component of income tax expense amounted to $1.8 million and $1.7 million for the years ended December 31, 2025 and 2024, respectively. These investments provide tax benefits, including tax credits. Low income housing tax credits with respect to limited partnership investments are also included as a component of income tax expense and amounted to $1.9 million and $1.8 million for the years ended December 31, 2025 and 2024, respectively. See Note 10 to the Company's consolidated financial statements.

FINANCIAL CONDITION

At December 31, 2025, the Company had total consolidated assets of $1.62 billion, including gross loans and loans held for sale (total loans) of $1.18 billion, investment securities AFS of $326.3 million, deposits of $1.21 billion, borrowed funds of $286.5 million, subordinated notes of $16.3 million and stockholders' equity of $80.9 million. The Company’s total assets increased $88.8 million, or 5.8%, from $1.53 billion at December 31, 2024.
Net loans and loans held for sale increased $17.1 million, or 1.5%, to $1.17 billion, or 72.5% of total assets, at December 31, 2025, compared to $1.16 billion, or 75.6% of total assets, at December 31, 2024. (See Loan Portfolio below.)
Total deposits increased $46.1 million, or 3.9% to $1.21 billion at December 31, 2025, from $1.17 billion at December 31, 2024. There were increases in noninterest bearing deposits of $891 thousand, or 0.4%, interest bearing deposits of $11.1 million, or 1.6%, and in time deposits of $34.1 million, or 14.9% .
Borrowed funds consisted of FHLB advances of $286.5 million and $259.7 million at December 31, 2025 and 2024, respectively. (See Borrowings on page 44.)
Total stockholders’ equity increased $14.4 million, or 21.6%, from $66.5 million at December 31, 2024 to $80.9 million at December 31, 2025. (See Capital Resources on pages 46 to 47.)

Loans Held for Sale and Loan Portfolio. Total loans (including loans held for sale) increased $18.0 million, or 1.5%, to $1.18 billion, representing 72.9% of assets at December 31, 2025, from $1.16 billion, representing 76.0% of assets at December 31, 2024. The Company's loans consist primarily of adjustable-rate and fixed-rate mortgage loans secured by one-to-four family, multi-family residential or commercial real estate. Real estate secured loans represented $1.03 billion, or 87.2% of total loans, at December 31, 2025 compared to $1.01 billion, or 87.3% of total loans, at December 31, 2024. The net change in the Company's loan portfolio from December 31, 2024 (see table below) resulted primarily from an increase in the volume of revolving residential, commercial real estate and municipal loans. There was no material change in the Company's lending programs or terms during 2025.

The composition of the Company's loan portfolio, including loans held for sale, was as follows as of December 31:

	December 31, 2025		December 31, 2024
Loan Class	Amount	Percent	Amount	Percent
Residential real estate	(Dollars in thousands)
Non-revolving residential real estate	$445,199	37.8	$445,425	38.4
Revolving residential real estate	29,075	2.5	21,884	1.9
Construction real estate
Commercial construction real estate	51,347	4.4	54,985	4.7
Residential construction real estate	52,478	4.5	51,202	4.4
Commercial real estate
Non-residential commercial real estate	345,900	29.3	330,010	28.4
Multi-family residential real estate	99,269	8.4	104,328	9.0
Commercial	31,159	2.6	35,175	3.0
Consumer	2,414	0.1	2,523	0.3
Municipal	117,893	10.0	110,204	9.5
Loans held for sale	4,172	0.4	5,204	0.4
Total loans	1,178,906	100.0	1,160,940	100.0
ACL on loans	(8,407)		(7,680)
Unamortized net loan costs	2,066		2,162
Net loans and loans held for sale	$1,172,565		$1,155,422

The Company originates and sells qualified residential mortgage loans in various secondary market avenues, with a majority of sales made to the FHLMC/Freddie Mac, generally with servicing rights retained. At December 31, 2025, the Company serviced a $1.21 billion residential real estate mortgage portfolio, of which $4.2 million was held for sale and approximately $734.8 million was serviced for unaffiliated third parties. This compares to a residential real estate mortgage servicing portfolio of $1.16 billion at December 31, 2024, of which $5.2 million was held for sale and approximately $684.8 million was serviced for unaffiliated third parties. Loans held for sale are accounted for at the lower of cost or fair value and are reviewed by management at least quarterly based on current market pricing.
The Company sold $143.5 million of qualified residential real estate loans originated during 2025 to the secondary market compared to sales of $113.5 million during 2024. Residential mortgage loan origination activity was strong throughout 2025. Despite low housing inventory and higher interest rates, purchase activity in the Company's markets is stable, with continued construction loan activity. The Company originates and sells FHA, VA, and RD residential mortgage loans, and also has an Unconditional Direct Endorsement Approval from HUD which allows the Company to approve FHA loans originated in any of its Vermont or New Hampshire locations without needing prior HUD underwriting approval. The Company sells FHA, VA and RD loans as originated with servicing released. Some of the government backed loans qualify for zero down payments without geographic or income restrictions. These loan products increase the Company's ability to serve the borrowing needs of residents in the communities served, including low and moderate income borrowers, while the loan sales and government guaranty mitigates the Company's exposure to credit risk.
The Company also originates commercial real estate and commercial loans under various SBA, USDA and State sponsored programs which provide a government agency guaranty for a portion of the loan amount. There was $1.7 million and $2.0 million guaranteed under these various programs at December 31, 2025 and 2024, respectively, on aggregate balances of $2.2 million and $2.6 million in subject loans as of such dates, respectively. The Company occasionally sells the guaranteed portion of a loan to other financial concerns and retains servicing rights, which generates fee income. There were no commercial real estate or commercial loans sold during 2025 or 2024. The Company recognizes gains and losses on the sale of the principal portion of these loans at the time of sale.
The Company serviced $38.1 million and $37.3 million of commercial and commercial real estate loans for unaffiliated third parties as of December 31, 2025 and 2024, respectively. This includes $33.6 million and $36.3 million of commercial or commercial real estate loans the Company had participated out to other financial institutions at December 31, 2025 and 2024, respectively. These loans were participated in the ordinary course of business on a nonrecourse basis, for liquidity or credit concentration management purposes.

As of December 31, 2025, total loans serviced had grown to $1.95 billion, which includes total loans on the balance sheet of $1.18 billion as well as total loans sold with servicing retained of $773.0 million, compared to total loans serviced of $1.88 billion as of December 31, 2024.
The Company capitalizes MSRs for all loans sold with servicing retained. The unamortized balance of MSRs on loans sold with servicing retained was $1.8 million and $1.7 million at December 31, 2025 and 2024, respectively, with an estimated market value in excess of the carrying value at both year ends. Management periodically evaluates and measures the servicing assets for impairment.
Qualifying residential first lien mortgage loans and certain commercial real estate loans with a carrying value of $492.9 million and $394.5 million were pledged as collateral for borrowings from the FHLB under a blanket lien at December 31, 2025 and 2024, respectively.
The following table breaks down by classification the contractual maturities of the gross loans held in portfolio and for sale as of December 31, 2025:

	Within 1 Year	2-5 Years	6-15 Years	Over 15 Years	Total
Fixed rate	(Dollars in thousands)
Residential real estate
Non-revolving residential real estate	$11	$1,588	$67,682	$298,722	$368,003
Revolving residential real estate	8	—	—	—	8
Construction real estate
Commercial construction real estate	—	282	7,342	—	7,624
Residential construction real estate	46,249	3,657	—	—	49,906
Commercial real estate
Non-residential commercial real estate	24	3,241	19,835	—	23,100
Multi-family residential real estate	—	32	15,735	—	15,767
Commercial	234	7,714	11,716	—	19,664
Consumer	1,881	519	—	—	2,400
Municipal	92,015	7,773	16,805	—	116,593
Total fixed rate	140,422	24,806	139,115	298,722	603,065
Variable rate
Residential real estate
Non-revolving residential real estate	1,981	851	46,481	32,055	81,368
Revolving residential real estate	1	58	29,000	8	29,067
Construction real estate
Commercial construction real estate	5,163	283	6,556	31,721	43,723
Residential construction real estate	1,464	613	—	495	2,572
Commercial real estate
Non-residential commercial real estate	20,721	2,666	215,158	84,255	322,800
Multi-family residential real estate	1,721	2,310	53,012	26,459	83,502
Commercial	4,839	1,523	5,133	—	11,495
Consumer	14	—	—	—	14
Municipal	—	1,300	—	—	1,300
Total variable rate	35,904	9,604	355,340	174,993	575,841
	$176,326	$34,410	$494,455	$473,715	$1,178,906

Asset Quality. The Company, like all financial institutions, is exposed to certain credit risks, including those related to the value of the collateral that secures its loans and the ability of borrowers to repay their loans. Consistent application of the Company’s conservative loan policies has helped to mitigate this risk and has been prudent for both the Company and its customers. The Company's Board has set forth well-defined lending policies (which are periodically reviewed and revised as appropriate) that include conservative individual lending limits for officers, aggregate and Executive Loan Committee approval levels, Board approval for large credit relationships, a quality control program, a loan review program and other limits or standards deemed necessary and prudent. The Company's loan review program encompasses a review process for loan documentation and underwriting for select loans as well as a monitoring process for credit extensions to assess the credit quality and degree of risk in the loan portfolio. Management performs, and shares with the Board, periodic concentration analyses based on various factors such as industries, collateral types, location, large credit sizes and officer portfolio loads. Board approved policies set forth portfolio diversification levels to mitigate concentration risk and the Company participates a portion of significant loan balances to other financial institutions to further mitigate that risk. The Company has established underwriting guidelines to be followed by its officers; material exceptions are required to be approved by a senior loan officer, the President or the Board.
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
The region's economic environment displays continued resilience. There has been consistent demand for leisure travel and dining out which is supporting the region's tourist and restaurant industries; however, the industries also continue to face some challenges due to staffing and inflation. The Company’s management is focused on the economy and the related impact on its borrowers and closely monitors industry and geographic concentrations, specifically the region's tourist and restaurant industries. The Vermont unemployment rate was reported at 2.6% for December 2025 compared to 2.4% for December 2024 and the New Hampshire unemployment rate was 3.1% for December 2025 compared to 2.6% for December 2024. These rates compare favorably with the nationwide unemployment rate of 4.4% and 4.1%, respectively, for the comparable periods.
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
Repossessed assets, nonaccrual loans, and loans that are 90 days or more past due are considered to be nonperforming assets. The following table details the composition of the Company's nonperforming assets and amounts utilized to calculate certain asset quality ratios monitored by Company's management as of or for the years ended December 31:

	2025	2024
	(Dollars in thousands)
Nonaccrual loans	$13,562	$1,652
Loans past due 90 days or more and still accruing interest	241	241
Total nonperforming loans and assets	$13,803	$1,893

ACL on loans	$8,407	$7,680
Net charge-offs (recoveries)	$28	$(22)
Total loans outstanding	$1,178,906	$1,160,940
Total average loans outstanding	$1,167,901	$1,077,543

The increase in nonaccrual loans at December 31, 2025 primarily relates to a commercial real estate loan relationship that was placed in nonaccrual during the first quarter of 2025.

The following table shows trends of certain asset quality ratios monitored by Company's management at or for the years ended December 31:

	2025	2024
	(Dollars in thousands)
ACL on loans to total loans outstanding	0.71%	0.66%
ACL on loans to nonperforming loans	60.91%	405.71%
ACL on loans to nonaccrual loans	61.99%	464.89%
Nonperforming loans to total loans	1.17%	0.16%
Nonperforming assets to total assets	0.85%	0.12%
Nonaccrual loans to total loans	1.15%	0.14%
Delinquent loans (30 days to nonaccruing) to total loans	1.49%	0.43%
Net charge-offs (recoveries) to total average loans	—%	—%
Residential real estate	—%	(0.01)%
Net recoveries	$(16)	$(24)
Total average loans	$473,743	$441,561
Commercial	0.12%	—%
Net charge-offs (recoveries)	$39	$(1)
Total average loans	$33,246	$38,949
Consumer	0.19%	0.12%
Net charge-offs	$5	$3
Total average loans	$2,676	$2,499
All other loan categories did not have charge-offs or recoveries for the periods presented above.
There were no loans in process of foreclosure at December 31, 2025 and one residential real estate loan totaling $8 thousand in process of foreclosure at December 31, 2024. The aggregate interest on nonaccrual loans not recognized was $791 thousand and $235 thousand for the years ended December 31, 2025 and 2024, respectively.
The Company had loans rated substandard that were on a performing status totaling $531 thousand and $768 thousand at December 31, 2025 and 2024, respectively. In management's view, such loans represent a higher degree of risk of becoming nonperforming loans in the future. While still on a performing status, in accordance with the Company's credit policy, loans are internally classified when a review indicates the existence of any of the following conditions, making the likelihood of collection questionable:
•the financial condition of the borrower is unsatisfactory;
•repayment terms have not been met;
•the borrower has sustained losses that are sizable, either in absolute terms or relative to net worth;
•confidence in the borrower's ability to repay is diminished;
•loan covenants have been violated;
•collateral is inadequate; or
•other unfavorable factors are present.
On occasion, the Company acquires residential or commercial real estate properties through or in lieu of loan foreclosure. These properties are held for sale and are initially recorded as OREO at fair value less estimated selling costs at the date of the Company’s acquisition of the property, with fair value based on an appraisal for more significant properties and on a broker’s price opinion for less significant properties. Holding costs and declines in fair value of properties acquired are expensed as incurred. Declines in the fair value after acquisition of the property result in charges against income before tax. The Company evaluates each OREO property at least quarterly for changes in the fair value. The Company had no properties classified as OREO at December 31, 2025 or 2024.

Allowance for Credit Losses on Loans. Some of the Company’s loan customers ultimately do not make all of their contractually scheduled payments, requiring the Company to charge off a portion or all of the remaining principal balance due. The Company maintains an ACL to absorb such losses. The level of the ACL on loans at December 31, 2025 represents management's estimate of expected credit losses over the expected life of the loans at the balance sheet date. The Company's policy and methodologies related to establishing the ACL on loans are described in Note 1, Significant Accounting Policies and Note 7, Allowance for Credit Losses on Loans and Off-Balance Sheet Credit Exposures, to the Company's consolidated financial statements. The Company's ACL on loans was $8.4 million and $7.7 million at December 31, 2025 and 2024, respectively.
The following table reflects activity in the ACL on loans for the years ended December 31:

	2025	2024
	(Dollars in thousands)
Balance at beginning of period	$7,680	$6,566
Charge-offs	(47)	(3)
Recoveries	19	25
Net (charge-offs) recoveries	(28)	22
Credit loss expense	755	1,092
Balance at end of period	$8,407	$7,680

The following table (net of loans held for sale) shows the internal breakdown by risk component of the Company's ACL on loans and the percentage of loans in each category to total loans in the respective portfolios at December 31:

	2025		2024
	Amount	Percent	Amount	Percent
Residential real estate	(Dollars in thousands)
Non-revolving residential real estate	$2,913	34.6	$3,212	38.5
Revolving residential real estate	263	3.1	280	1.9
Construction real estate
Commercial construction real estate	654	7.8	651	4.8
Residential construction real estate	186	2.2	102	4.4
Commercial real estate
Non-residential commercial real estate	3,755	44.7	2,766	28.6
Multi-family residential real estate	239	2.8	212	9.0
Commercial	292	3.5	377	3.0
Consumer	5	0.1	6	0.2
Municipal	100	1.2	74	9.6
Total	$8,407	100.0	$7,680	100.0
Notwithstanding the categories shown in the table above or any specific allocation under the Company's ACL methodology, all funds in the ACL on loans are available to absorb loan losses in the portfolio, regardless of loan category or specific allocation.
Management believes, in its best estimate, that the ACL on loans at December 31, 2025 is appropriate to cover expected credit losses over the expected life of the Company’s loan portfolio as of such date. However, there can be no assurance that the Company will not sustain losses in future periods which could be greater than the size of the ACL on loans at December 31, 2025. In addition, our banking regulators, as an integral part of their examination process, periodically review our ACL. Such agencies may require us to recognize adjustments to the ACL based on their judgments about information available to them at the time of their examination. A large adjustment to the ACL on loans for losses in future periods could require increased credit loss expense to replenish the ACL on loans, which could negatively affect earnings.
Investment Activities. The investment portfolio is used to generate interest and dividend income, manage liquidity and mitigate interest rate sensitivity. During the fourth quarter of 2025, the Company made a strategic decision to position the investment portfolio for improved future cash flows and earnings with the purchase of approximately $75.0 million of investment securities AFS.
At December 31, 2025, investment securities classified as AFS, which are carried at fair value, increased $75.8 million to $326.3 million, or 20.2% of total assets, compared to $250.5 million, or 16.4% of total assets, at December 31, 2024. The increase between periods is primarily due to purchases of $97.0 million in AFS debt securities, and improvement in unrealized losses of $10.4 million, partially offset by returns of principal of $31.2 million.
Net unrealized losses in the Company's AFS investment securities portfolio were $33.1 million at December 31, 2025 compared to net unrealized losses of $43.6 million at December 31, 2024. The Company's accumulated OCI component of stockholders' equity at December 31, 2025 and 2024 reflected cumulative net unrealized losses on investment securities of $25.9 million and $34.0 million, respectively. There were no investment securities classified as HTM or as trading at December 31, 2025 or 2024.

Investment securities classified as AFS are marked-to-market, with any unrealized gain or loss after estimated taxes charged to the equity portion of the balance sheet through the accumulated OCI component of stockholders' equity. The unrealized losses are primarily attributable to changes in long-term interest rates which are tied to the pricing indexes for the securities. No declines in value were deemed by management to be impairment related to credit losses at December 31, 2025 and 2024. Deterioration in credit quality and/or imbalances in liquidity that may result from changes in financial market conditions might adversely affect the fair values of the Company’s investment portfolio and the amount of gains or losses ultimately realized on the sale of such securities and may also increase the potential that credit losses may be identified in future periods, resulting in credit loss expense recorded in earnings.
Investment securities AFS with a fair value of $87.8 million and $96.0 million were pledged as collateral for FHLB borrowings and other credit subject to collateralization, for public unit deposits or for other purposes as required or permitted by law at December 31, 2025 and 2024, respectively. Investment securities AFS pledged as collateral for the discount window at the FRB consisted of mortgage-backed securities with a fair value of $9.4 million and $9.7 million at December 31, 2025 and 2024, respectively.

Federal Home Loan Bank of Boston Stock. Union is a member of the FHLB and is required to invest in $100 par value stock of the FHLB in an amount tied to the unpaid principal balances on qualifying loans, plus an amount to satisfy an activity based requirement. The stock is nonmarketable, and is redeemable by the FHLB at par value. With the increase in FHLB advances outstanding of $26.8 million, the investment in FHLB Class B common stock has increased to $12.2 million at December 31, 2025 compared to $11.2 million at December 31, 2024. Although the FHLB was in compliance with all regulatory capital ratios as of December 31, 2025 and 2024, there is the possibility of future capital calls by the FHLB on member banks to ensure compliance with its capital plan. Union's investment in FHLB stock is classified as restricted and carried at cost in Other assets on the consolidated balance sheets. Similar to evaluating investment securities for potential credit losses, the Company periodically evaluates its investment in the FHLB. Management's most recent evaluation of the Company's holdings of FHLB common stock concluded that the investment was not impaired at December 31, 2025.

Deposits. The following table shows information concerning the Company's average deposits by account type and the weighted average nominal rates at which interest was paid on such deposits for the years ended December 31:

	2025			2024
	Average Balance	Percent of Total Deposits	Average Rate Paid	Average Balance	Percent of Total Deposits	Average Rate Paid
	(Dollars in thousands)
Nontime deposits:
Noninterest bearing deposits	$220,993	18.6	—	$226,388	19.4	—
Interest bearing checking accounts	305,321	25.7	1.39%	295,088	25.3	1.22%
Money market accounts	227,936	19.2	2.53%	222,871	19.0	2.40%
Savings accounts	143,999	12.1	0.04%	144,749	12.4	0.05%
Total nontime deposits	898,249	75.6	1.12%	889,096	76.1	1.01%
Total time deposits	288,878	24.4	3.92%	279,180	23.9	4.14%
Total deposits	$1,187,127	100.0	1.80%	$1,168,276	100.0	1.76%

Total average deposits increased by $18.9 million, or 1.6%, between years, with average time deposits increasing $9.7 million, or 3.5%, and average nontime deposits increasing $9.2 million, or 1.0%. The deposit mix has remained consistent between periods. The increase in the average balance of total time deposits consisted of increases of $37.1 million in average customer time deposits as customers took advantage of higher rate paying CDs, and $13.5 million in average purchased CDARS deposits, partially offset by a $40.9 million decrease in average retail brokered deposits. The increase in the average balance of total nontime deposits reflected increases of $10.2 million in interest bearing checking accounts and $5.1 million in money market accounts, partially offset by decreases of $5.4 million in noninterest bearing deposits and $750 thousand in saving accounts.
The Company participates in CDARS, which permits the Company to offer full deposit insurance coverage to its customers by exchanging deposit balances with other CDARS participants. CDARS also provides the Company with an additional source of funding and liquidity through the purchase of deposits. There were $248 thousand in purchased CDARS deposits at December 31, 2025 and none at December 31, 2024. There were $11.3 million and $13.3 million of time deposits of $250,000 or less on the balance sheets at December 31, 2025 and 2024, respectively, which were exchanged with other CDARS participants.

The Company also participates in the ICS program, a service through which Union can offer its customers demand or savings products with access to unlimited FDIC insurance, while receiving reciprocal deposits from other FDIC-insured banks. Like the exchange of certificate of deposit accounts through CDARS, exchange of demand or savings deposits through ICS provides a depositor with full deposit insurance coverage of excess balances, thereby helping the Company retain the full amount of the deposit on its balance sheet. As with the CDARS program, in addition to reciprocal deposits, participating banks may also purchase one-way ICS deposits. There were $270.5 million and $256.5 million in exchanged ICS demand and money market deposits on the balance sheets at December 31, 2025 and 2024, respectively. There were no purchased ICS deposits at December 31, 2025 or December 31, 2024.
At December 31, 2025, there were $10.0 million of retail brokered deposits at a weighted average rate of 3.85% issued under a master certificate of deposit program with a deposit broker for a twelve month term, which provided a supplemental source of funding and liquidity. There were no retail brokered deposits at December 31, 2024.
Uninsured deposits have been estimated to include deposits with balances greater than the FDIC insurance coverage limit of $250 thousand. This estimate is based on the same methodologies and assumptions used for regulatory reporting requirements. At December 31, 2025, the Company had estimated uninsured deposit accounts totaling $437.6 million, or 36.0% of total deposits. Uninsured deposits include $22.0 million of municipal deposits that were collateralized under applicable state regulations by investment securities or letters of credit issued by the FHLB at December 31, 2025, as described below under Borrowings.
The following table provides a maturity distribution of the Company’s time deposits in amounts in excess of the $250 thousand FDIC insurance limit at December 31:

	2025	2024
	(Dollars in thousands)
Three months or less	$29,593	$24,544
Over three months through six months	17,267	16,004
Over six months through twelve months	21,713	20,257
Over twelve months	523	918
	$69,096	$61,723
Borrowings. Advances from the FHLB are another key source of funds to support earning assets. These funds are also used to manage the Bank's interest rate and liquidity risk exposures. Borrowed funds included FHLB advances of $286.5 million with a weighted average rate of 4.05% at December 31, 2025 and $259.7 million with a weighted average rate of 4.17% at December 31, 2024.
The Company has the authority, up to its available borrowing capacity with the FHLB, to collateralize public unit deposits with letters of credit issued by the FHLB. FHLB letters of credit in the amount of $42.9 million and $47.3 million were utilized as collateral for these deposits at December 31, 2025 and 2024, respectively. Total fees paid by the Company in connection with the issuance of these letters of credit were $50 thousand and $44 thousand for the years ended December 31, 2025 and 2024, respectively.
In August 2021, the Company completed the private placement of $16.5 million in aggregate principal amount of fixed-to-floating rate subordinated notes due 2031 (the "Notes") to certain qualified institutional buyers and accredited investors. The Notes initially bear interest, payable semi-annually, at the rate of 3.25% per annum, until September 1, 2026. From and including September 1, 2026, the interest rate applicable to the outstanding principal amount due will reset quarterly to the then current three-month secured overnight financing rate (SOFR) plus 263 basis points. The Notes are presented in the consolidated balance sheets net of unamortized issuance costs of $193 thousand and $227 thousand at December 31, 2025 and 2024, respectively. See Note 13 to the Company's consolidated financial statements.

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
The following table details the contractual or notional amount of financial instruments that represented credit risk at December 31, 2025:

	Contract or Notional Amount
	2026	2027	2028	2029	2030	Thereafter	Total
	(Dollars in thousands)
Commitments to originate loans	$65,558	$—	$—	$—	$—	$—	$65,558
Unused lines of credit	137,083	26,879	2,984	20	1,823	5,242	174,031
Standby and commercial letters of credit	440	309	10	—	28	786	1,573
Credit card arrangements	125	—	—	—	—	—	125
MPF credit enhancement obligation, net	1,233	—	—	—	—	—	1,233
Commitment to purchase investment in a real estate limited partnership	1,000	—	—	—	—	—	1,000
Total	$205,439	$27,188	$2,994	$20	$1,851	$6,028	$243,520
Commitments to originate loans are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have a fixed expiration date or other termination clause and may require payment of a fee. The unused lines of credit total includes $14.6 million of lines available under the overdraft privilege program and is included in the 2026 funding period. Approximately $43.6 million of the unused lines of credit relate to real estate construction loans that are expected to fund within the next twelve months. The remaining lines primarily relate to revolving lines of credit for other real estate or commercial loans. Since many of the loan commitments are expected to expire without being drawn upon and not all credit lines will be utilized, the total commitment amounts do not necessarily represent future cash requirements. Lines of credit incur seasonal volume fluctuations due to the nature of some customers' businesses, such as tourism.
The Company may, from time-to-time, enter into commitments to purchase, participate or sell loans, securities, certificates of deposit, or other investment instruments which involve market and interest rate risk. At December 31, 2025, the Company had binding commitments to sell residential mortgage loans at fixed rates totaling $4.2 million.
The Company sells 1-4 family residential mortgage loans under the MPF loss-sharing program with FHLB, when management believes it is economically advantageous to do so. Under this program the Company shares in the credit risk of each mortgage, while receiving fee income in return. The Company is responsible for a Credit Enhancement Obligation based on the credit quality of these loans. FHLB funds a first loss account based on the Company's outstanding MPF mortgage balances. This creates a laddered approach to sharing in any losses. In the event of default, homeowner's equity and private mortgage insurance, if any, are the first sources of repayment; the FHLB first loss account funds are then utilized, followed by the member's Credit Enhancement Obligation, with the balance the responsibility of FHLB. These loans must meet specific underwriting standards of the FHLB. As of December 31, 2025, the Company had sold loans through the MPF program totaling $68.7 million with an outstanding balance of $35.5 million. The volume of loans sold to the MPF program and the corresponding Credit Enhancement Obligation are closely monitored by management. As of December 31, 2025, the notional amount of the maximum contingent contractual liability related to this program was $1.3 million, of which $19 thousand was recorded as a reserve through Accrued interest and other liabilities. Since inception of the Company's MPF participation in 2015, the Company has not experienced any losses under this program.
The Company records an ACL on off-balance sheet credit exposures through a charge or credit to Credit loss expense on the consolidated statements of income to account for the change in the ACL on off-balance sheet credit exposures between reporting periods. The ACL on off-balance sheet credit exposures totaled $1.1 million at December 31, 2025 and 2024 and was included in Accrued interest and other liabilities on the consolidated balance sheets. There was $19 thousand of credit loss expense and $162 thousand of credit loss benefit for off-balance sheet credit exposures recorded for the years ended December 31, 2025 and 2024, respectively.
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
At December 31, 2025, Union, as a member of FHLB, had access to unused lines of credit up to $48.3 million, over and above the $332.2 million in combined outstanding borrowings and other credit subject to collateralization and to the purchase of required FHLB Class B common stock and evaluation by the FHLB of the underlying collateral available. This line of credit can be used for either short-term or long-term liquidity or other funding needs.
Union also maintains an IDEAL Way Line of Credit with the FHLB. The total line available was $551 thousand as of December 31, 2025 and 2024. There were no borrowings against this line of credit as of such date. Interest on this line is chargeable at a rate determined by the FHLB and payable monthly. Should Union utilize this line of credit, qualified portions of the loan and investment portfolios would collateralize these borrowings.
In addition to its borrowing arrangements with the FHLB, Union maintains a pre-approved federal funds line of credit totaling $15.0 million with an upstream correspondent bank, a master brokered deposit agreement with a brokerage firm, and one-way buy options with CDARS and ICS. There were $10.0 million of retail brokered deposits issued under a master certificate of deposit program with a broker, $248 thousand in purchased CDARS deposits, and no purchased ICS deposits or outstanding advances on the Union correspondent line as of December 31, 2025.
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
On May 20, 2025, the Company and Union entered into an Equity Distribution Agreement with Piper Sandler & Co., as sales agent, pursuant to which the Company may sell from time to time shares of the Company's common stock, par value $2.00, having an aggregate gross sale price of up to $40,000,000. Sales of common stock under the Equity Distribution Agreement may be made in any transactions that are deemed to be "at-the-market offerings" as defined in Rule 415(a)(4) under the Securities Act, or subject to the Company's consent, in privately negotiated transactions. The shares offered and sold in the offering have been registered by the Company under the Securities Act. During the year ended December 31, 2025, the Company issued 56,260 shares for aggregate gross sale proceeds of $1.5 million, at an average gross sale price of $26.51 per share, which yielded net proceeds to the Company of $1.2 million, after issuance costs, including sales commissions equal to 3% of gross sale proceeds. As of December 31, 2025, approximately $38.5 million remains available for issuance under the offering.
In August 2021, the Company completed the private placement of $16.5 million in aggregate principal amount of fixed-to-floating rate subordinated notes due 2031 to certain qualified institutional buyers and accredited investors. The Notes are structured to qualify as Tier 2 capital for the Company under regulatory capital guidelines for bank holding companies during the first five years after issuance, with Tier 2 capital treatment thereafter declining by 20% per year. Proceeds from the sale of the Notes were utilized primarily to provide additional Tier 1 capital to Union to support its growth and for other general corporate purposes.
Stockholders’ equity increased from $66.5 million at December 31, 2024 to $80.9 million at December 31, 2025, reflecting net income of $11.1 million for 2025, a decrease of $8.1 million in accumulated other comprehensive loss due to an increase in the fair market value of the Company's AFS securities, an increase of $1.2 million due to net proceeds from the issuance of common stock under the Company's at-the-market offering, an increase of $494 thousand in common stock and additional paid in capital from the vesting of stock based compensation, and a $74 thousand increase due to the issuance of common stock under the DRIP. These increases were partially offset by cash dividends declared of $6.6 million during 2025.

The Company has 7,500,000 shares of $2.00 par value common stock authorized. As of December 31, 2025, the Company had 5,084,635 shares issued, of which 4,613,205 were outstanding and 471,430 were held in treasury. As of December 31, 2025, there were outstanding unvested RSUs under the Company's 2024 Equity Plan with respect to 12,090 shares under RSU grants in 2025, and outstanding unvested RSUs under the Company's 2014 Equity Plan with respect to 2,658 shares under RSU grants in 2024.
In December 2024, the Company's Board reauthorized for 2025 and 2026 the limited stock repurchase plan that was initially established in May of 2010. The limited stock repurchase plan allows the repurchase of up to a fixed number of shares of the Company's common stock each calendar quarter in open market purchases or privately negotiated transactions, as management may deem advisable and as market conditions may warrant. The repurchase authorization for a calendar quarter (currently 2,500 shares) expires at the end of that quarter to the extent it has not been exercised, and is not carried forward into future quarters. The Company had no repurchases under this program during 2025. Since inception, as of December 31, 2025, the Company had repurchased 26,140 shares under the program, for a total cost of $682 thousand. The quarterly repurchase authorization expires on December 31, 2026, unless reauthorized.
The Company maintains a DRIP whereby registered stockholders may elect to reinvest cash dividends and optional cash contributions to purchase additional shares of the Company's common stock. The Company has reserved 200,000 shares of its common stock for issuance and sale under the DRIP. As of December 31, 2025, 15,819 shares of stock had been issued from treasury stock since inception of the DRIP, including 2,645 shares in 2025.
The Company's total capital to risk weighted assets increased to 12.8% at December 31, 2025, from 12.5% at December 31, 2024. Tier I capital to risk weighted assets increased to 10.3% at December 31, 2025, from 10.0% at December 31, 2024, and Tier I capital to average assets increased to 6.4% at December 31, 2025 from 6.3% at December 31, 2024. At December 31, 2025 and 2024, Union was categorized as well capitalized under the Prompt Corrective Action regulatory framework and the Company exceeded applicable minimum capital adequacy requirements. There were no conditions or events between December 31, 2025 and the date of this report that management believes have changed either the Company’s or Union's regulatory capital category. See Note 23 to the Company's consolidated financial statements for additional discussion of the Company's and Union's regulatory capital ratios.

Impact of Inflation and Changing Prices. The Company's consolidated financial statements have been prepared in accordance with GAAP, which allows for the measurement of financial position and results of operations in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation. Banks have asset and liability structures that are essentially monetary in nature, and their general and administrative costs constitute relatively small percentages of total expenses. Thus, increases in the general price levels for goods and services have a relatively minor effect on the Company's total expenses but could have an impact on our loan customers' financial condition and on the savings rate and deposit balances of our deposit customers. Interest rates have a more significant impact on the Company's financial performance than the effect of general inflation.
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
The cost of funds, which is primarily tied to rates paid on customer deposits, increased 7 bps during 2025. Management is projecting some relief in the cost of funds for 2026 as interest rates on customer deposits decline in 2026 due to the cumulative 75 bps decrease in the Federal Funds target range during 2025. Market rates are out of the Company's control but can have a significant impact on net interest income.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Omitted, in accordance with the regulatory relief available to smaller reporting companies in SEC Release Nos. 33-10513 (effective September 10, 2018).

Item 8. Financial Statements and Supplementary Data
UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
December 31, 2025 and 2024

	2025	2024
Assets	(Dollars in thousands)
Cash and due from banks	$4,658	$5,168
Federal funds sold and overnight deposits	7,642	10,670
Cash and cash equivalents	12,300	15,838
Interest bearing deposits in banks	8,955	9,462
Investment securities available-for-sale	326,255	250,504
Other investments	2,038	1,754
Total investments	328,293	252,258
Loans held for sale	4,172	5,204
Loans	1,174,734	1,155,736
Allowance for credit losses on loans	(8,407)	(7,680)
Net deferred loan costs	2,066	2,162
Net loans	1,168,393	1,150,218
Premises and equipment, net	19,847	20,225
Other assets	75,231	75,153
Total assets	$1,617,191	$1,528,358
Liabilities and Stockholders’ Equity
Liabilities
Deposits
Noninterest bearing	$226,939	$226,048
Interest bearing	725,996	714,862
Time	262,047	227,984
Total deposits	1,214,982	1,168,894
Borrowed funds	286,481	259,696
Subordinated notes	16,307	16,273
Accrued interest and other liabilities	18,557	17,015
Total liabilities	1,536,327	1,461,878
Commitments and Contingencies (Notes 9, 15, 16, 19, 20 and 23)
Stockholders’ Equity
Common stock, $2.00 par value; 7,500,000 shares authorized; 5,084,635 shares issued at December 31, 2025 and 5,012,084 shares issued at December 31, 2024	10,169	10,024
Additional-paid-in capital	4,607	3,031
Retained earnings	96,247	91,722
Treasury stock at cost; 471,430 shares at December 31, 2025 and 474,075 shares at December 31, 2024	(4,276)	(4,300)
Accumulated other comprehensive loss	(25,883)	(33,997)
Total stockholders' equity	80,864	66,480
Total liabilities and stockholders' equity	$1,617,191	$1,528,358

See accompanying notes to consolidated financial statements.

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2025 and 2024

	2025	2024
	(Dollars in thousands, except per share data)
Interest and dividend income
Interest and fees on loans	$66,340	$59,313
Interest on debt securities:
Taxable	5,983	4,587
Tax exempt	1,552	1,901
Dividends	831	541
Interest on federal funds sold and overnight deposits	740	1,132
Interest on interest bearing deposits in banks	342	480
Total interest and dividend income	75,788	67,954
Interest expense
Interest on deposits	21,412	20,574
Interest on short-term borrowed funds	459	1,275
Interest on long-term borrowed funds	10,327	7,171
Interest on subordinated notes	570	570
Total interest expense	32,768	29,590
Net interest income	43,020	38,364
Credit loss expense, net	774	930
Net interest income after credit loss expense	42,246	37,434
Noninterest income
Wealth management income	1,187	1,067
Service fees	6,939	7,040
Net losses on sales of investment securities available-for-sale	—	(1,293)
Net gains on sales of loans held for sale	2,148	1,697
Net gains on other investments	203	216
Other income	985	996
Total noninterest income	11,462	9,723
Noninterest expenses
Salaries and wages	17,452	15,678
Employee benefits	6,479	5,716
Occupancy expense, net	2,335	2,194
Equipment expense	4,381	3,992
Other expenses	11,053	10,447
Total noninterest expenses	41,700	38,027
Income before provision for income taxes	12,008	9,130
Provision for income taxes	928	369
Net income	$11,080	$8,761

Basic earnings per common share	$2.43	$1.94
Diluted earnings per common share	$2.41	$1.92
Dividends per common share	$1.44	$1.44

See accompanying notes to consolidated financial statements.

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31, 2025 and 2024

	2025	2024
	(Dollars in thousands)
Net income	$11,080	$8,761
Other comprehensive income (loss), net of tax:
Investment securities available-for-sale:
Net unrealized holding gains (losses) arising during the year on investment securities available-for-sale	8,114	(3,051)
Reclassification adjustment for net losses on investment securities available-for-sale realized in net income	—	1,009
Total other comprehensive income (loss)	8,114	(2,042)
Total comprehensive income	$19,194	$6,719

See accompanying notes to consolidated financial statements.

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Years Ended December 31, 2025 and 2024

	Common Stock
	Shares, net of treasury	Amount	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive income (loss)	Total stockholders’ equity
	(Dollars in thousands, except per share data)
Balances, December 31, 2023	4,518,848	$9,991	$2,621	$89,472	$(4,322)	$(31,955)	$65,807
Net income	—	—	—	8,761	—	—	8,761
Other comprehensive loss	—	—	—	—	—	(2,042)	(2,042)
Dividend reinvestment plan	2,425	—	45	—	22	—	67
Cash dividends declared ($1.44 per share)	—	—	—	(6,511)	—	—	(6,511)
Stock based compensation expense	16,736	33	365	—	—	—	398
Balances, December 31, 2024	4,538,009	10,024	3,031	91,722	(4,300)	(33,997)	66,480
Net income	—	—	—	11,080	—	—	11,080
Other comprehensive income	—	—	—	—	—	8,114	8,114
Dividend reinvestment plan	2,645	—	50	—	24	—	74
Cash dividends declared ($1.44 per share)	—	—	—	(6,555)	—	—	(6,555)
Stock based compensation expense	16,291	32	462	—	—	—	494
Common stock issuance, net of issuance costs	56,260	113	1,064	—	—	—	1,177
Balances, December 31, 2025	4,613,205	$10,169	$4,607	$96,247	$(4,276)	$(25,883)	$80,864

See accompanying notes to consolidated financial statements.

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2025 and 2024

	2025	2024
	(Dollars in thousands)
Cash Flows From Operating Activities
Net income	$11,080	$8,761
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,631	1,593
Credit loss expense	774	930
Deferred income tax benefit	(1,245)	(1,829)
Net amortization of premiums on investment securities	513	547
Equity in losses of limited partnerships	1,823	1,703
Stock based compensation expense	494	398
Net decrease (increase) in unamortized loan costs	96	(410)
Proceeds from sales of loans held for sale	145,675	115,155
Origination of loans held for sale	(142,495)	(115,592)
Net gains on sales of loans held for sale	(2,148)	(1,697)
Net gains on disposals of premises and equipment	—	(22)
Net losses on sales of investment securities available-for-sale	—	1,293
Net gains on other investments	(203)	(216)
Increase in accrued interest receivable	(517)	(1,061)
Amortization of debt issuance costs	34	34
Decrease (increase) in other assets	281	(131)
Increase in other liabilities	1,432	2,695
Net cash provided by operating activities	17,225	12,151
Cash Flows From Investing Activities
Interest bearing deposits in banks
Proceeds from maturities and redemptions	10,458	8,963
Purchases	(9,951)	(3,735)
Investment securities available-for-sale
Proceeds from sales	—	37,218
Proceeds from maturities, calls and paydowns	31,175	19,288
Purchases	(97,011)	(47,084)
Net purchases of other investments	(81)	(38)
Net increase in nonmarketable stock	(931)	(8,152)
Net increase in loans	(19,045)	(127,469)
Recoveries of loans charged off	19	25
Net purchases of premises and equipment	(1,253)	(1,071)
Investments in limited partnerships	(1,909)	(3,052)
Proceeds of Company-owned life insurance death benefit	197	235
Proceeds from sales of premises and equipment	—	46
Net cash used in investing activities	(88,332)	(124,826)

	2025	2024
	(Dollars in thousands)
Cash Flows From Financing Activities
Advances on long-term borrowings	70,285	285,000
Repayment of long-term borrowings	(30,000)	(110,000)
Net (decrease) increase in short-term borrowings outstanding	(13,500)	19,000
Net increase (decrease) in noninterest bearing deposits	891	(24,944)
Net increase (decrease) in interest bearing deposits	11,134	(50,827)
Net increase (decrease) in time deposits	34,063	(60,938)
Proceeds from issuance of common stock, net of issuance costs	1,177	—
Dividends paid	(6,481)	(6,444)
Net cash provided by financing activities	67,569	50,847
Net decrease in cash and cash equivalents	(3,538)	(61,828)
Cash and cash equivalents
Beginning of year	15,838	77,666
End of year	$12,300	$15,838
Supplemental Disclosures of Cash Flow Information
Interest paid	$33,107	$27,937
Income taxes paid	$280	$—

Supplemental Schedule of Noncash Investing and Financing Activities
Investment in limited partnerships acquired by capital contributions payable	$1,901	$1,712

Dividends paid on Common Stock:
Dividends declared	$6,555	$6,511
Dividends reinvested	(74)	(67)
	$6,481	$6,444

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
A change in the ACL on AFS debt securities is recorded as expense (credit) within the Credit loss expense on the consolidated statement of income. Losses are charged against the ACL when management believes the uncollectibility of an AFS debt security is confirmed based on the above described analysis. As of December 31, 2025 and 2024, there was no ACL carried on the Company's AFS debt securities. (See Note 4.)

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

Federal Home Loan Bank stock

As a member of the FHLB, Union is required to invest in $100 par value stock of the FHLB in an amount to satisfy unpaid principal balances on qualifying loans, plus an amount to satisfy an activity based requirement. The stock is nonmarketable, and is redeemable by the FHLB at par value. Also, there is the possibility of future capital calls by the FHLB on member banks to ensure compliance with its capital plan. FHLB stock is reported in Other assets at its par value of $12.2 million and $11.2 million at December 31, 2025 and 2024, respectively.

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

Comprehensive income (loss)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income or loss. Certain changes in assets and liabilities, such as the after tax effect of unrealized gains and losses on debt securities AFS that do not exhibit credit related impairment, are not reflected in the consolidated statements of income. The cumulative effect of such items, net of tax effect, is reported as a separate component of the equity section of the consolidated balance sheets (Accumulated OCI) (See Note 25). OCI, along with net income, comprises the Company's total comprehensive income or loss.

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

Recent accounting pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures. This ASU most notably requires public business entities, such as the Company, to provide enhanced disclosures on the amount of income taxes paid, disaggregated by type and jurisdiction. The ASU is effective for the Company for 2025 and subsequent annual periods, including interim periods within those annual periods. The Company adopted this ASU on January 1, 2025 and it did not have a material impact on the Company's consolidated financial statements.
In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. Under ASU No. 2024-03, public business entities, such as the Company, will be required to disclose in the notes to their financial statements disaggregated information about certain costs and expenses in both annual and interim filings. ASU No. 2024-03 is effective for the Company for annual reporting periods beginning after December 15, 2026, including interim periods within annual reporting periods beginning after December 15, 2027. It is not expected to have a material impact on the Company's consolidated financial statements.

In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40). This ASU updated guidance on accounting for internal-use software. ASU No. 2025-06 is effective for annual reporting periods beginning after December 15, 2027, with early adoption permitted. The amendments modernize guidance to consider different methods of software development by updating the requirements for capitalization of software costs. The Company is currently assessing the updated guidance; however, it is not expected to have a material impact on the Company's consolidated financial statements.

Note 2.  Restrictions on Cash and Cash Equivalents

The nature of the Company's business requires that it maintain amounts due from correspondent banks, which at times, may exceed federally insured limits. The balances in these accounts at December 31, were as follows:

	2025	2024
	(Dollars in thousands)
Noninterest bearing accounts	$413	$500
Federal Reserve Bank of Boston	7,498	10,624
FHLB of Boston	447	347
No losses have been experienced in these accounts and the Company believes it is not exposed to any significant risk with respect to the accounts.

The Company had no reserve requirement and was not required to maintain contracted clearing balances at December 31, 2025 or 2024. Balances at the Federal Reserve Bank of Boston and a portion of the funds at the FHLB are classified as overnight deposits as they earn interest.

Note 3.  Interest Bearing Deposits in Banks

Interest bearing deposits in banks consist of certificates of deposit purchased from various financial institutions. Deposits at each institution are generally maintained at or below the FDIC insurable limit of $250 thousand. As of December 31, 2025, the Company held $9.0 million in certificates of deposit with rates ranging from 1.00% to 4.46% and various maturity dates through 2027, with $8.5 million scheduled to mature in 2026. There were $9.5 million in certificates at December 31, 2024.

Note 4. Investment Securities
Debt securities AFS as of the balance sheet dates consisted of the following:

December 31, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)

U.S. Government-sponsored enterprises	$28,143	$—	$(2,049)	$26,094
Agency mortgage-backed	264,317	274	(24,027)	240,564
State and political subdivisions	55,434	10	(7,224)	48,220
Corporate	11,500	—	(123)	11,377
Total	$359,394	$284	$(33,423)	$326,255

December 31, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. Government-sponsored enterprises	$29,664	$—	$(3,449)	$26,215
Agency mortgage-backed	206,170	—	(32,895)	173,275
State and political subdivisions	55,737	14	(7,201)	48,550
Corporate	2,500	2	(38)	2,464
Total	$294,071	$16	$(43,583)	$250,504

There were no investment securities classified as HTM or trading at December 31, 2025 or 2024. Investment securities AFS with a fair value of $87.8 million and $96.0 million were pledged as collateral for FHLB borrowings and other credit subject to collateralization, for public unit deposits or for other purposes as required or permitted by law at December 31, 2025 and 2024, respectively. Investment securities AFS pledged as collateral for the discount window at the FRB consisted of mortgage-backed securities with a fair value of $9.4 million and $9.7 million at December 31, 2025 and 2024, respectively.

Information pertaining to AFS debt securities with gross unrealized losses, for which an ACL has not been recorded, as of the balance sheet dates, aggregated by investment category and length of time that individual securities have been in a continuous loss position, is as follows:

December 31, 2025	Less Than 12 Months			12 Months and Over			Total
	Number of Securities	Fair Value	Gross Unrealized Loss	Number of Securities	Fair Value	Gross Unrealized Loss	Number of Securities	Fair Value	Gross Unrealized Loss
		(Dollars in thousands)
U.S. Government- sponsored enterprises	—	$—	$—	23	$26,052	$(2,049)	23	$26,052	$(2,049)
Agency mortgage-backed	18	80,477	(487)	92	139,315	(23,540)	110	219,792	(24,027)
State and political subdivisions	1	1,554	(18)	52	46,157	(7,206)	53	47,711	(7,224)
Corporate	2	2,884	(116)	2	993	(7)	4	3,877	(123)
Total	21	$84,915	$(621)	169	$212,517	$(32,802)	190	$297,432	$(33,423)

December 31, 2024	Less Than 12 Months			12 Months and Over			Total
	Number of Securities	Fair Value	Gross Unrealized Loss	Number of Securities	Fair Value	Gross Unrealized Loss	Number of Securities	Fair Value	Gross Unrealized Loss
		(Dollars in thousands)
U.S. Government- sponsored enterprises	1	$2,012	$(69)	26	$24,203	$(3,380)	27	$26,215	$(3,449)
Agency mortgage-backed	11	43,367	(784)	87	129,908	(32,111)	98	173,275	(32,895)
State and political subdivisions	1	1,564	(8)	52	46,470	(7,193)	53	48,034	(7,201)
Corporate	1	499	(1)	3	1,463	(37)	4	1,962	(38)
Total	14	$47,442	$(862)	168	$202,044	$(42,721)	182	$249,486	$(43,583)
AFS debt securities in unrealized loss positions are evaluated for impairment related to credit losses and an ACL is recorded for any credit loss identified. No ACL for AFS debt securities was recorded at December 31, 2025 or December 31, 2024. Accrued interest receivable on AFS debt securities totaled $1.5 million and $1.2 million at December 31, 2025 and 2024, respectively, and is excluded from the estimate of credit losses.

There were no dispositions of AFS debt securities for the year ended December 31, 2025. The following table presents the proceeds from sales resulting in gross realized gains and gross realized losses from the disposition of AFS debt securities for the year ended December 31, 2024:

2024
(Dollars in thousands)
Proceeds from sales	$37,218

Gross gains	218
Gross losses	(1,511)
Net losses on sales of investment securities AFS	$(1,293)

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

The amortized cost and estimated fair value of AFS debt securities by contractual scheduled maturity as of December 31, 2025, were as follows:

	Amortized Cost	Fair Value
Available-for-sale	(Dollars in thousands)
Due in one year or less	$1,014	$1,020
Due from one to five years	13,293	12,602
Due from five to ten years	11,825	10,928
Due after ten years	68,945	61,141
	95,077	85,691
Agency mortgage-backed	264,317	240,564
Total debt securities available-for-sale	$359,394	$326,255
Actual maturities may differ for certain AFS debt securities that may be called by the issuer prior to the contractual maturity. Actual maturities may differ from contractual maturities on agency mortgage-backed securities because the mortgages underlying the securities may be prepaid, usually without any penalties. Therefore, these agency mortgage-backed securities are shown separately and not included in the contractual maturity categories in the above maturity summary.

Note 5.  Loans Held for Sale and Loan Servicing

At December 31, 2025 and 2024, loans held for sale consisted of conventional residential mortgages originated for subsequent sale, with an estimated fair value in excess of their carrying value. Therefore, no valuation reserve was necessary for loans held for sale as of the balance sheet dates.
Commercial and residential mortgage loans serviced for others are not included in the accompanying balance sheets. The unpaid principal balance of commercial and residential mortgage loans serviced for others was $773.0 million and $722.1 million at December 31, 2025 and 2024, respectively.
Loans sold consisted of the following during the years ended December 31:

	2025		2024
	Loans Sold	Net Gains on Sale	Loans Sold	Net Gains on Sale
	(Dollars in thousands)
Residential loans	$143,527	$2,148	$113,458	$1,697
There were no obligations to repurchase loans for any amount at December 31, 2025, but there were contractual risk sharing commitments on certain sold loans totaling $1.3 million as of such date. (See Note 20.)
The Company generally retains the servicing rights on loans sold. The unamortized balance of servicing rights on loans sold with servicing retained was $1.8 million and $1.7 million at December 31, 2025 and 2024, respectively, and is included in Other assets. The estimated fair value of these servicing rights was in excess of their carrying value at December 31, 2025 and 2024, and therefore no impairment reserve was necessary. The capitalization and amortization of MSRs is included in Other expenses.
The following table presents the capitalization and amortization of loan servicing rights during the periods indicated:

	For The Years Ended December 31,
	2025	2024
	(Dollars in thousands)
Capitalization of servicing rights	$962	$762
Amortization of servicing rights	834	777
Net capitalization (amortization) of servicing rights	$128	$(15)

Note 6.  Loans

The composition of Net loans at December 31, by regulatory call report code segmentation based on underlying collateral or purpose for certain loan types, was as follows:

	December 31, 2025	December 31, 2024
Residential real estate	(Dollars in thousands)
Non-revolving residential real estate	$445,199	$445,425
Revolving residential real estate	29,075	21,884
Construction real estate
Commercial construction real estate	51,347	54,985
Residential construction real estate	52,478	51,202
Commercial real estate
Non-residential commercial real estate	345,900	330,010
Multi-family residential real estate	99,269	104,328
Commercial	31,159	35,175
Consumer	2,414	2,523
Municipal	117,893	110,204
Gross loans	1,174,734	1,155,736
Allowance for credit losses on loans	(8,407)	(7,680)
Net deferred loan costs	2,066	2,162
Net loans	$1,168,393	$1,150,218

Qualifying residential first mortgage loans and certain commercial real estate loans with a carrying value of $492.9 million and $394.5 million were pledged as collateral for borrowings from the FHLB under a blanket lien at December 31, 2025 and 2024, respectively.

Accrued interest receivable on loans totaled $5.5 million and $5.2 million at December 31, 2025 and December 31, 2024, respectively, and is excluded from the estimate of credit losses described in Note 7.

Note 7.  Allowance for Credit Losses on Loans and Off-Balance Sheet Credit Exposures

Changes in the ACL on loans, by class of loans, for the years ended December 31, 2025 and 2024 were as follows:

December 31, 2025	Balance, December 31, 2024	Charge-Offs	Recoveries	Credit Loss Expense (Benefit)	Balance, December 31, 2025
	(Dollars in thousands)
Non-revolving residential real estate	$3,212	$—	$16	$(315)	$2,913
Revolving residential real estate	280	—	—	(17)	263
Residential real estate	3,492	—	16	(332)	3,176
Commercial construction real estate	651	—	—	3	654
Residential construction real estate	102	—	—	84	186
Construction real estate	753	—	—	87	840
Non-residential commercial real estate	2,766	—	—	989	3,755
Multi-family residential real estate	212	—	—	27	239
Commercial real estate	2,978	—	—	1,016	3,994
Commercial	377	(41)	2	(46)	292
Consumer	6	(6)	1	4	5
Municipal	74	—	—	26	100
Total	$7,680	$(47)	$19	$755	$8,407

December 31, 2024	Balance, December 31, 2023	Charge-Offs	Recoveries	Credit Loss Expense (Benefit)	Balance, December 31, 2024
	(Dollars in thousands)
Non-revolving residential real estate	$2,361	$—	$24	$827	$3,212
Revolving residential real estate	159	—	—	121	280
Residential real estate	2,520	—	24	948	3,492
Commercial construction real estate	1,035	—	—	(384)	651
Residential construction real estate	163	—	—	(61)	102
Construction real estate	1,198	—	—	(445)	753
Non-residential commercial real estate	2,182	—	—	584	2,766
Multi-family residential real estate	244	—	—	(32)	212
Commercial real estate	2,426	—	—	552	2,978
Commercial	352	—	1	24	377
Consumer	5	(3)	—	4	6
Municipal	65	—	—	9	74
Total	$6,566	$(3)	$25	$1,092	$7,680

The Company's ACL on off-balance sheet credit exposures is recognized as a liability within Accrued interest and other liabilities on the consolidated balance sheets, with adjustments to the ACL recognized in Credit loss expense (benefit) in the consolidated statements of income. The Company's activity in the ACL on off-balance sheet credit exposures for the years ended December 31, 2025 and 2024 was as follows:

	For the Years Ended December 31,
	2025	2024
ACL on Off-Balance Sheet Credit Exposures	(Dollars in thousands)
Balance at beginning of period	$1,071	$1,233
Credit loss expense (benefit)	19	(162)
Balance at end of period	$1,090	$1,071
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

The following table summarizes the Company's loans by year of origination and by loan ratings applied by management to the Company's loans by segment as well as gross charge-offs by year of origination and segment as of and for the year ended December 31, 2025:

December 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving	Total
	(Dollars in thousands)
Non-revolving residential real estate
Pass	$52,182	$67,718	$53,671	$90,305	$71,858	$69,511	$—	$405,245
Satisfactory/Monitor	5,955	6,865	5,160	9,346	5,114	6,648	—	39,088
Substandard	—	—	—	629	—	237	—	866
Total non-revolving residential real estate	58,137	74,583	58,831	100,280	76,972	76,396	—	445,199
Gross charge-offs for the year ended	—	—	—	—	—	—	—	—
Revolving residential real estate
Pass	—	—	—	—	—	—	27,284	27,284
Satisfactory/Monitor	—	—	—	—	—	—	1,771	1,771
Substandard	—	—	—	—	—	—	20	20
Total revolving residential real estate	—	—	—	—	—	—	29,075	29,075
Gross charge-offs for the year ended	—	—	—	—	—	—	—	—
Commercial construction real estate
Pass	5,464	6,170	1,265	1,493	1,108	887	—	16,387
Satisfactory/Monitor	3,999	29,181	959	—	739	79	—	34,957
Substandard	—	—	—	—	—	3	—	3
Total commercial construction real estate	9,463	35,351	2,224	1,493	1,847	969	—	51,347
Gross charge-offs for the year ended	—	—	—	—	—	—	—	—

December 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving	Total
	(Dollars in thousands)
Residential construction real estate
Pass	32,317	11,714	989	783	—	—	—	45,803
Satisfactory/Monitor	1,714	1,591	—	—	3,357	13	—	6,675
Substandard	—	—	—	—	—	—	—	—
Total Residential construction real estate	34,031	13,305	989	783	3,357	13	—	52,478
Gross charge-offs for the year ended	—	—	—	—	—	—	—	—
Non-residential commercial real estate
Pass	8,114	4,897	10,954	51,325	27,871	63,526	4,729	171,416
Satisfactory/Monitor	10,839	60,589	14,690	12,398	15,742	27,512	17,049	158,819
Substandard	—	—	12,933	—	—	2,732	—	15,665
Total non-residential commercial real estate	18,953	65,486	38,577	63,723	43,613	93,770	21,778	345,900
Gross charge-offs for the year ended	—	—	—	—	—	—	—	—
Multi-family residential real estate
Pass	846	449	39	4,025	4,709	44,467	—	54,535
Satisfactory/Monitor	2,202	1,763	5,665	12,857	14,801	7,208	—	44,496
Substandard	—	—	—	—	—	238	—	238
Total multi-family residential real estate	3,048	2,212	5,704	16,882	19,510	51,913	—	99,269
Gross charge-offs for the year ended	—	—	—	—	—	—	—	—
Commercial
Pass	2,104	2,115	2,015	1,653	990	4,539	4,879	18,295
Satisfactory/Monitor	885	2,153	1,554	2,093	1,670	3,771	538	12,664
Substandard	—	—	—	—	—	200	—	200
Total commercial	2,989	4,268	3,569	3,746	2,660	8,510	5,417	31,159
Gross charge-offs for the year ended	41	—	—	—	—	—	—	41
Consumer
Pass	1,152	564	434	40	8	192	24	2,414
Satisfactory/Monitor	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total consumer	1,152	564	434	40	8	192	24	2,414
Gross charge-offs for the year ended	—	1	4	1	—	—	—	6
Municipal
Pass	94,572	8,416	9,277	384	311	3,397	—	116,357
Satisfactory/Monitor	1,536	—	—	—	—	—	—	1,536
Substandard	—	—	—	—	—	—	—	—
Total municipal	96,108	8,416	9,277	384	311	3,397	—	117,893
Gross charge-offs for the year ended	—	—	—	—	—	—	—	—
Total Loans	$223,881	$204,185	$119,605	$187,331	$148,278	$235,160	$56,294	$1,174,734
Gross charge-offs for the year ended	$41	$1	$4	$1	$—	$—	$—	$47

The following table summarizes the Company's loans by year of origination and by loan ratings applied by management to the Company's loans by segment as well as gross charge-offs by year of origination and segment as of and for the year ended December 31, 2024:

December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving	Total
	(Dollars in thousands)
Non-revolving residential real estate
Pass	$83,371	$70,515	$100,168	$79,234	$27,326	$51,661	$—	$412,275
Satisfactory/Monitor	5,381	5,065	10,744	3,642	2,450	5,627	—	32,909
Substandard	—	—	—	—	158	83	—	241
Total non-revolving residential real estate	88,752	75,580	110,912	82,876	29,934	57,371	—	445,425
Gross charge-offs for the year ended	—	—	—	—	—	—	—	—
Revolving residential real estate
Pass	—	—	—	—	—	—	20,516	20,516
Satisfactory/Monitor	—	—	—	—	—	—	1,344	1,344
Substandard	—	—	—	—	—	—	24	24
Total revolving residential real estate	—	—	—	—	—	—	21,884	21,884
Gross charge-offs for the year ended	—	—	—	—	—	—	—	—
Commercial construction real estate
Pass	8,968	2,216	4,514	1,460	559	714	—	18,431
Satisfactory/Monitor	13,524	15,276	1,760	5,800	53	141	—	36,554
Substandard	—	—	—	—	—	—	—	—
Total commercial construction real estate	22,492	17,492	6,274	7,260	612	855	—	54,985
Gross charge-offs for the year ended	—	—	—	—	—	—	—	—
Residential construction real estate
Pass	34,189	8,725	960	—	—	—	—	43,874
Satisfactory/Monitor	2,199	1,547	136	2,307	1,139	—	—	7,328
Substandard	—	—	—	—	—	—	—	—
Total residential construction real estate	36,388	10,272	1,096	2,307	1,139	—	—	51,202
Gross charge-offs for the year ended	—	—	—	—	—	—	—	—
Non-residential commercial real estate
Pass	3,427	10,481	49,645	31,969	17,227	64,073	5,431	182,253
Satisfactory/Monitor	48,068	17,365	15,874	13,967	5,297	27,610	14,954	143,135
Substandard	—	—	—	—	1,606	2,969	47	4,622
Total non-residential commercial real estate	51,495	27,846	65,519	45,936	24,130	94,652	20,432	330,010
Gross charge-offs for the year ended	—	—	—	—	—	—	—	—
Multi-family residential real estate
Pass	1,720	283	4,329	10,115	1,853	31,787	—	50,087
Satisfactory/Monitor	563	2,484	14,980	10,291	5,535	20,132	—	53,985
Substandard	—	—	—	—	—	256	—	256
Total multi-family residential real estate	2,283	2,767	19,309	20,406	7,388	52,175	—	104,328
Gross charge-offs for the year ended	—	—	—	—	—	—	—	—
Commercial
Pass	3,224	2,583	4,417	1,517	370	7,492	3,483	23,086
Satisfactory/Monitor	1,958	2,438	899	1,977	203	2,595	1,295	11,365
Substandard	—	—	—	—	—	—	724	724
Total commercial	5,182	5,021	5,316	3,494	573	10,087	5,502	35,175
Gross charge-offs for the year ended	—	—	—	—	—	—	—	—

December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving	Total
	(Dollars in thousands)
Consumer
Pass	1,253	777	105	53	66	188	24	2,466
Satisfactory/Monitor	57	—	—	—	—	—	—	57
Substandard	—	—	—	—	—	—	—	—
Total consumer	1,310	777	105	53	66	188	24	2,523
Gross charge-offs for the year ended	2	—	—	1	—	—	—	3
Municipal
Pass	93,280	10,482	1,363	606	1,272	3,201	—	110,204
Satisfactory/Monitor	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total municipal	93,280	10,482	1,363	606	1,272	3,201	—	110,204
Gross charge-offs for the year ended	—	—	—	—	—	—	—	—
Total Loans	$301,182	$150,237	$209,894	$162,938	$65,114	$218,529	$47,842	$1,155,736
Gross charge-offs for the year ended	$2	$—	$—	$1	$—	$—	$—	$3

A summary of current and past due loans as of December 31, 2025 and December 31, 2024 follows:

December 31, 2025	30-59 Days	60-89 Days	90 Days and Over	Total Past Due	Current	Total
	(Dollars in thousands)
Residential real estate
Non-revolving residential real estate	$2,984	$479	$867	$4,330	$440,869	$445,199
Revolving residential real estate	10	—	—	10	29,065	29,075
Construction real estate
Commercial construction real estate	74	—	3	77	51,270	51,347
Residential construction real estate	—	—	—	—	52,478	52,478
Commercial real estate
Non-residential commercial real estate	233	—	—	233	345,667	345,900
Multi-family residential real estate	—	—	—	—	99,269	99,269
Commercial	—	—	—	—	31,159	31,159
Consumer	—	—	—	—	2,414	2,414
Municipal	—	—	—	—	117,893	117,893
Total	$3,301	$479	$870	$4,650	$1,170,084	$1,174,734

December 31, 2024	30-59 Days	60-89 Days	90 Days and Over	Total Past Due	Current	Total
	(Dollars in thousands)
Residential real estate
Non-revolving residential real estate	$1,560	$1,158	$241	$2,959	$442,466	$445,425
Revolving residential real estate	—	—	—	—	21,884	21,884
Construction real estate
Commercial construction real estate	—	—	—	—	54,985	54,985
Residential construction real estate	—	—	—	—	51,202	51,202
Commercial real estate
Non-residential commercial real estate	355	46	—	401	329,609	330,010
Multi-family residential real estate	—	—	—	—	104,328	104,328
Commercial	45	—	—	45	35,130	35,175
Consumer	—	4	—	4	2,519	2,523
Municipal	—	—	—	—	110,204	110,204
Total	$1,960	$1,208	$241	$3,409	$1,152,327	$1,155,736

A summary of nonaccrual loans as of December 31, 2025 and 2024 follows:

December 31, 2025	Nonaccrual	Nonaccrual With No Allowance for Credit Losses	90 Days and Over and Accruing
Residential real estate	(Dollars in thousands)
Non-revolving residential real estate	$629	$629	$238
Construction real estate
Commercial construction real estate	—	—	3
Commercial real estate
Non-residential commercial real estate	12,933	—	—
Total	$13,562	$629	$241

December 31, 2024	Nonaccrual	Nonaccrual With No Allowance for Credit Losses	90 Days and Over and Accruing
Residential real estate	(Dollars in thousands)
Non-revolving residential real estate	$—	$—	$241
Commercial real estate
Non-residential commercial real estate	1,652	1,652	—
Total	$1,652	$1,652	$241

There were no loans in process of foreclosure at December 31, 2025 and one residential real estate loan totaling $8 thousand in process of foreclosure at December 31, 2024. Aggregate interest on nonaccrual loans not recognized was $791 thousand as of December 31, 2025 and $235 thousand as of December 31, 2024.
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

The following table presents collateral dependent loans to borrowers experiencing financial difficulty by loan class and collateral type as of the balance sheet dates:

	December 31, 2025	December 31, 2024
	Real Estate	Real Estate
	(Dollars in thousands)
Residential real estate	$629	$—
Non-residential commercial real estate	15,492	4,246
Commercial	—	500
Total	$16,121	$4,746

Collateral dependent loans are loans for which the repayment is expected to be provided substantially by the underlying collateral and there are no other available and reliable sources of repayment.

Occasionally, the Company modifies loans to borrowers experiencing financial difficulty by providing interest rate reductions, term extensions, payment deferrals or principal forgiveness. When principal forgiveness is provided, the amount of forgiveness is charged off against the ACL on loans. The following tables summarize loan modifications to borrowers experiencing financial difficulty by loan class, type of modification and the financial effect of the modifications as of and for the years ended December 31, 2025 and 2024:

	Payment Delay and Term Extension
	December 31, 2025
	Amortized Cost Basis	% of Loan Class	Financial Effect
	(Dollars in thousands)
Non-residential commercial real estate	$12,933	3.74%	Modification extended loan draw period 6 months, extended interest only payments by 18 months and extended maturity date by 18 months.

	Payment Delay
	December 31, 2024
	Amortized Cost Basis	% of Loan Class	Financial Effect
	(Dollars in thousands)
Non-revolving residential real estate	$14	—%	Modification deferred 3 months of principal and interest payments.
Non-residential commercial real estate	2,594	0.79%	Modification allowed for 6 months of interest only payments with remaining balances re-amortized to maturity.
Non-residential commercial real estate	257	0.08%	Modification deferred 3 months of principal and interest payments.
Commercial	45	0.13%	Modification deferred 3 months of principal and interest payments.

The following tables present the performance of loans as of December 31, 2025 and 2024 that had been modified in the last twelve months:

December 31, 2025	Current	Past Due 30-89 Days	Past Due 90 Days and Over
	(Dollars in thousands)
Non-residential commercial real estate	$12,933	$—	$—
Total	$12,933	$—	$—

December 31, 2024	Current	Past Due 30-89 Days	Past Due 90 Days and Over
	(Dollars in thousands)
Non-revolving residential real estate	$14	$—	$—
Non-residential commercial real estate	2,851	—	—
Commercial	—	45	—
Total	$2,865	$45	$—
There were no loans to borrowers experiencing financial difficulty that were modified within the previous twelve months that had subsequently defaulted during the years ended December 31, 2025 and 2024. Loans are considered defaulted at 90 days past due.

At December 31, 2025 and 2024, the Company was not committed to lend any additional funds to borrowers experiencing financial difficulty for which the Company modified the terms of the loans in the form of principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay, or a term extension.

Note 8.  Premises and Equipment

The major classes of premises and equipment and accumulated depreciation at December 31, were as follows:

	2025	2024
	(Dollars in thousands)
Land and land improvements	$4,497	$4,472
Building and improvements	22,109	21,714
Furniture and equipment	12,699	12,703
Construction in progress and deposits on equipment	324	633
	39,629	39,522
Less accumulated depreciation	(19,782)	(19,297)
	$19,847	$20,225
Depreciation included in Occupancy and equipment expenses amounted to $1.6 million for the years ended December 31, 2025 and 2024.

Note 9. Leases

As of December 31, 2025, the Company had operating real estate leases for three branch locations, a parking lot, and land upon which a branch location was constructed. The lease agreements have maturity dates ranging from June 2028 to September 2047. As of December 31, 2025, the weighted average remaining life of the lease term for the operating leases was 16.91 years.
The discount rate used in determining the lease liability for each individual lease was the FHLB fixed advance rate as of the date the lease became effective or as of January 2019 for leases in effect at adoption of ASU No. 2016-02. As of December 31, 2025 and 2024, the weighted average discount rate for operating leases was 3.64% and 3.63%, respectively.
The right-of-use assets and lease liabilities related to operating leases were as follows at December 31:

	2025	2024
	(Dollars in thousands)
Right-of-use assets included in Other assets	$2,194	$2,310
Lease liabilities included in Accrued interest and other liabilities	2,385	2,484

Total estimated rental commitments for operating leases were as follows as of December 31, 2025:

(Dollars in thousands)
2026	$219
2027	225
2028	212
2029	186
2030	188
Thereafter	2,289
Total	$3,319
A reconciliation of the operating lease undiscounted cash flows in the maturity analysis above and the operating lease liability recognized in the consolidated balance sheets is shown below:

December 31, 2025
(Dollars in thousands)
Undiscounted cash flows	$3,319
Discount effect of cash flows	(934)
Lease liabilities	$2,385

Operating lease costs, included in Occupancy expense, net in the consolidated statements of income amounted to $233 thousand for the years ended December 31, 2025 and 2024. Occupancy expense is shown in the consolidated statements of income, net of rental income of $270 thousand and $266 thousand for the years ended December 31, 2025 and 2024, respectively.

Note 10.  Investment in Real Estate Limited Partnerships

The Company has purchased from time to time various interests in limited partnerships established to acquire, own and rent residential housing for elderly, low or moderate income individuals in Vermont and New Hampshire. The following is a summary of investments in real estate limited partnerships at December 31:

	2025	2024
	(Dollars in thousands)
Carrying values of investments carried at equity included in Other assets	$13,095	$12,918
Capital contribution payable included in Accrued interest and other liabilities	2,193	2,102

The following table presents the net impact on the Provision for income taxes related to investments carried at equity:

	For the Years Ended December 31,
	2025	2024
	(Dollars in thousands)
Provision for undistributed net losses of limited partnership investments	$1,823	$1,703
Federal income tax credits related to limited partnership investments	(1,880)	(1,832)
Net effect on provision for income taxes	$(57)	$(129)

Note 11. Deposits

The following is a summary of interest bearing deposits at December 31:

	2025	2024
	(Dollars in thousands)
Interest bearing checking accounts	$324,199	$307,540
Savings and money market accounts	401,797	407,322
Time deposits, $250,000 and over	69,096	61,723
Other time deposits	192,951	166,261
	$988,043	$942,846
Included in other time deposits are brokered deposits of $10.0 million and purchased one-way CDARS deposits of $248 thousand at December 31, 2025. There were no brokered deposits or purchased one-way CDARS deposits at December 31, 2024. Reciprocal deposits of $281.8 million and $269.8 million were included in deposit balances in the consolidated balance sheets at December 31, 2025 and 2024, respectively.

The following is a summary of time deposits by maturity at December 31, 2025:

(Dollars in thousands)
2026	$248,620
2027	6,526
2028	2,586
2029	1,983
2030	2,332
$262,047

Note 12. Borrowed Funds

The Company's borrowed funds consisted of borrowings from the FHLB of $286.5 million at a weighted average rate of 4.05% at December 31, 2025. Borrowed funds at December 31, 2024 consisted of borrowings from the FHLB of $259.7 million at a weighted average rate of 4.17%.

The Company has established both overnight and longer term lines of credit with the FHLB. These borrowings are secured by investment securities AFS, a blanket lien on qualified collateral consisting of loans with first mortgages secured by one-to-four family properties and certain commercial real estate loans. At December 31, 2025, pledged loans and investment securities AFS with a carrying value of $527.0 million provided a gross borrowing capacity of $380.5 million at the FHLB, less outstanding borrowings and other credit subject to collateralization of $332.2 million, resulting in remaining year-end available borrowing capacity of $48.3 million. At December 31, 2024, pledged loans and investment securities AFS with a carrying value of $438.2 million provided a gross borrowing capacity of $322.5 million at the FHLB, less outstanding borrowings and other credit subject to collateralization of $309.3 million, resulting in remaining year-end available borrowing capacity of $13.2 million.

Under a separate agreement with the FHLB, the Company has the authority, up to its available borrowing capacity, to collateralize public unit deposits with letters of credit issued by the FHLB. FHLB letters of credit in the amount of $42.9 million and $47.3 million were utilized as collateral for these deposits at December 31, 2025 and 2024, respectively. Total fees paid by the Company in connection with the issuance of these letters of credit were $50 thousand and $44 thousand for the years ended December 31, 2025 and 2024, respectively. Union also maintains an IDEAL Way Line of Credit with the FHLB. The total line available was $551 thousand as of December 31, 2025 and 2024. There were no outstanding borrowings against this line of credit at December 31, 2025 and 2024.

In addition to its borrowing arrangements with the FHLB, Union maintains a preapproved Federal Funds line of credit with a correspondent bank totaling $15.0 million. Interest on advances under this line is payable daily and charged at the Federal Funds rate at the time of the borrowing. There were no outstanding borrowings on the line of credit at December 31, 2025 or 2024.

Note 13.  Subordinated Notes

In August 2021, the Company completed the private placement of $16.5 million in aggregate principal amount of fixed-to-floating rate subordinated notes due 2031 (the "Notes") to certain qualified institutional buyers and accredited investors. The Notes initially bear interest, payable semi-annually, at the rate of 3.25% per annum, until September 1, 2026. From and including September 1, 2026, the interest rate applicable to the outstanding principal amount due will reset quarterly to the then current three-month secured overnight financing rate (SOFR) plus 263 basis points. The Company may, at its option, beginning with the interest payment date of September 1, 2026, but not generally prior thereto, and on any scheduled interest payment date thereafter, redeem the Notes, in whole or in part. The Notes have been structured to qualify as Tier 2 capital instruments for the Company under bank regulatory guidelines for the five year period after initial issuance. Thereafter, Tier 2 capital treatment will decline by 20% per year.

The Company used the proceeds to provide additional capital support to the Company's wholly-owned subsidiary, Union Bank, to support growth and for other general corporate purposes.

The unamortized issuance costs of the Notes were $193 thousand and $227 thousand at December 31, 2025 and 2024, respectively. The Company recorded $34 thousand of issuance costs in interest expense for the year ended December 31, 2025 and 2024. The Notes are presented net of unamortized issuance costs in the consolidated balance sheets.

Note 14.  Income Taxes

The components of the provision for income taxes for the years ended December 31, were as follows:

	2025	2024
	(Dollars in thousands)
Current federal tax provision	$2,120	$2,251
Current state tax provision (benefit)	53	(53)
Deferred tax benefit	(1,245)	(1,829)
	$928	$369

The total provision for income taxes differs from the amounts computed at the statutory federal income tax rate of 21% primarily due to the following for the years ended December 31:

	2025		2024
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Computed “expected” tax expense	$2,522	21.00%	$1,917	21.00%
State tax expense (benefit), net of federal benefit (1)	42	0.35%	(42)	(0.46)%
Non-taxable or non-deductible items
Tax exempt interest	(1,406)	(11.71)%	(1,222)	(13.38)%
Increase in cash surrender value of COLI	(146)	(1.21)%	(150)	(1.65)%
Disallowed interest expense	292	2.43%	283	3.10%
Other non-deductible expenses	12	0.10%	11	0.12%
Tax credits
Low-income housing	(1,856)	(15.45)%	(1,720)	(18.84)%
Rehabilitation and energy	(77)	(0.64)%	(112)	(1.23)%
Other	(15)	(0.13)%	(17)	(0.19)%
Equity in losses of limited partnerships	1,559	12.98%	1,436	15.73%
Other, net	1	0.01%	(15)	(0.16)%
	$928	7.73%	$369	4.04%
____________________
(1)State taxes in New Hampshire made up the majority (greater than 50 percent) of the tax effect in this category.

Income taxes paid were as follows for the years ended December 31:

	2025	2024
	(Dollars in thousands)
Federal taxes paid	$200	$—
New Hampshire taxes paid	80	—
Net payment	$280	$—

Listed below are the significant components of the net deferred tax asset at December 31:

	2025	2024
	(Dollars in thousands)
Components of the deferred tax asset
Allowance for credit losses	$2,117	$1,942
Tax credit carryover	2,444	1,478
Deferred compensation	481	426
Loans held for sale	13	22
Core deposit intangible	11	36
Unrealized loss on investment securities available-for-sale	7,257	9,571
Other	49	46
Total deferred tax asset	12,372	13,521

Components of the deferred tax liability
Depreciation	(988)	(1,131)
Mortgage servicing rights	(407)	(377)
Limited partnership investments	(86)	(46)
Goodwill	(482)	(447)
Prepaid expenses	(172)	(214)
Total deferred tax liability	(2,135)	(2,215)
Net deferred tax asset	$10,237	$11,306

Deferred tax assets are recognized subject to management's judgment that it is more likely than not that the deferred tax asset will be realized. Based on the temporary taxable items, historical taxable income and estimates of future taxable income, the Company believes that it is more likely than not that the deferred tax assets at December 31, 2025 will be realized and therefore no valuation allowance is warranted.
The net deferred income tax asset is included in Other assets in the consolidated balance sheets at December 31, 2025 and 2024.
Based on management's evaluation, management has concluded that there were no significant uncertain tax positions requiring recognition in the Company's financial statements at December 31, 2025 or 2024. The Company is subject to income tax at the federal level and in the state of New Hampshire. Although the Company is not currently the subject of an examination by any taxing authority, the Company's tax years ended December 31, 2022 through 2024 are open to examination under applicable statutes of limitation. The 2025 tax return has not yet been filed.

The Company may from time to time be assessed interest and/or penalties by federal or state tax jurisdictions, although any such assessments historically have been minimal and immaterial to the Company's financial results. In the event that the Company receives an assessment for interest and/or penalties, it will be classified in the financial statements as Other expenses.

Note 15.  Employee Benefit Plans

401(k) Plan: Union maintains a tax-qualified defined contribution 401(k) plan under which employees may elect to make tax deferred contributions of up to the IRS maximum from their annual salary, which are matched by Union equal to 50% of the first 6% of the compensation contributed. All employees meeting service requirements are eligible to participate in the 401(k) plan. Union may make employer matching and profit-sharing contributions to the 401(k) plan at the discretion of the Board. Company contributions are fully vested after three years of service. The 401(k) plan includes "Safe Harbor" provisions requiring annual nondiscretionary minimum contributions to the 401(k) plan for all eligible participants in an amount equal to

3% of eligible earnings of each eligible participant. Additionally, in 2025 a discretionary profit-sharing contribution was made to the 401(k) plan in an amount equal to 3% percent of each employee's eligible earnings, as defined by the 401(k) plan.

The following table summarizes employer contributions for the years ended December 31, 2025 and 2024:

	2025	2024
	(Dollars in thousands)
Employer matching	$425	$358
Profit sharing	466	—
Safe harbor	477	412
Total	$1,368	$770

Nonqualified Deferred Compensation Plans: The Company and Union have two nonqualified deferred compensation plans for directors and certain key officers, referred to in this Note as the 2008 Plan and the 2020 Plan. The Company accrued an expense of $7 thousand in 2025 and 2024 under the 2008 Plan. The benefit obligations under the 2008 Plan represent general unsecured obligations of the Company and no assets are segregated for such payments. However, the Company and Union have purchased life insurance contracts on the lives of each participant in order to recoup the funding costs of these benefits. The benefits accrued under the 2008 Plan aggregated $114 thousand and $165 thousand at December 31, 2025 and 2024, respectively, and are included in Accrued interest and other liabilities. The cash surrender value of the life insurance policies purchased to recoup the funding costs under the 2008 Plan aggregated $491 thousand and $467 thousand at December 31, 2025 and 2024, respectively, and are included in Company-owned life insurance in the Company's consolidated balance sheets.

The 2020 Plan, which amended and restated an earlier plan adopted in 2006, provides a means by which participants may elect to defer receipt of current compensation from the Company or its subsidiary in order to provide retirement or other benefits as selected in the individual adoption agreements. Although the Plan did not originally allow for employer contributions, the Board subsequently determined that employer contributions may be appropriate in certain circumstances and accordingly amended and restated the plan effective February 1, 2020 to permit such contributions. Participants may select among designated reference investments consisting of investment funds, with the performance of the participant's account mirroring the selected reference investment. Distributions are made only upon a qualifying distribution event, which may include a separation from service, death, disability or unforeseeable emergency, or upon a date specified in the participant's deferral election form. The 2020 Plan is unfunded, representing general unsecured obligations of the Company of $2.0 million and $1.8 million as of December 31, 2025 and 2024, respectively, and are included in Accrued interest and other liabilities in the consolidated balance sheets, including employer contributions of $2 thousand and $22 thousand accrued as of December 31, 2025 and 2024, respectively.

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

RSUs. Each RSU represents the right to receive one share of the Company's common stock upon satisfaction of applicable vesting conditions. For each of the awards granted in 2025, 50% of the RSUs awarded were in the form of Time-Based RSUs, and 50% were in the form of Performance-Based RSUs, which are subject to both performance and time based vesting conditions. Both the Time-Based and Performance-Based RSUs vest over three years, approximately one-third per year, on the anniversary of the earned date. Prior to vesting, the RSUs do not earn dividends or dividend equivalents, nor do they bear any voting rights.

The following table summarizes the RSUs awarded to Company executives in 2025 under the 2024 Equity Plan, and the number of such RSUs remaining unvested as of December 31, 2025:

	Number of RSUs Granted	Weighted Average Grant Date Fair Value	Number of Unvested RSUs
2025 Award	18,139	$32.70	12,090
Total	18,139		12,090

For each of the awards granted in 2024, 50% of the RSUs awarded were in the form of Time-Based RSUs, which vest over three years, approximately one-third per year on the anniversary of the earned date, and 50% of the RSUs awarded were in the form of Performance-Based RSUs, which are subject to both performance and time based vesting conditions, with vesting of awards over two years, approximately one-half per year on the anniversary of the earned date.

The following table summarizes the RSUs awarded to Company executives in 2024 under the 2014 Equity Plan, and the number of such RSUs remaining unvested as of December 31, 2025:

	Number of RSUs Granted	Weighted-Average Grant Date Fair Value	Number of Unvested RSUs
2024 Award	19,910	$28.87	2,658
Total	19,910		2,658

No new grants will be made under the 2014 Equity Plan.
Unrecognized compensation expense related to the unvested RSUs was $472 thousand and $393 thousand, as of December 31, 2025 and 2024, respectively.
On May 21, 2025, the Company's board of directors, as a component of total director compensation, granted an aggregate of 3,616 RSUs to the Company's non-employee directors. Each RSU represents the right to receive one share of the Company's common stock upon satisfaction of applicable vesting conditions. The RSUs will vest in May 2026, subject to continued board service through the vesting date, other than in the case of the director's death or disability. Prior to vesting, the RSUs do not earn dividends or dividend equivalents, nor do they bear any voting rights. Director compensation expense related to this award is estimated to be $112 thousand of which $65 thousand has been recorded for the year ended December 31, 2025.

Note 17.  Stockholders' Equity

Equity Distribution Agreement
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
During the year ended December 31, 2025, the Company issued 56,260 shares for aggregate gross sale proceeds of $1.5 million, at an average gross sale price of $26.51 per share, which yielded net proceeds to the Company of $1.2 million after issuance costs, including sales commissions equal to 3% of gross sale proceeds. As of December 31, 2025, approximately $38.5 million remains available for issuance under the offering.

Note 18.  Earnings Per Share

The following table presents the reconciliation between the calculation of basic EPS and diluted EPS for the years ended December 31, 2025 and 2024:

	2025	2024
	(Dollars in thousands, except per share data)
Net income	$11,080	$8,761
Weighted average common shares outstanding for basic EPS	4,558,767	4,523,140
Dilutive effect of stock-based awards (1)	33,086	30,909
Weighted-average common and potential common shares for diluted EPS	4,591,853	4,554,049
Earnings per common share:
Basic EPS	$2.43	$1.94
Diluted EPS	$2.41	$1.92
____________________
(1)Dilutive effect of stock based awards represents the effect of the assumed vesting of restricted stock units. Unvested awards do not have dividend or dividend equivalent rights.

Note 19.  Financial Instruments With Off-Balance-Sheet Risk

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, standby letters of credit, interest rate caps and floors written on adjustable-rate loans, commitments to participate in or sell loans, commitments to buy or sell securities, guarantees on certain sold loans and risk-sharing commitments on certain sold loans under the MPF program with the FHLB. At December 31, 2025 and 2024, the Company had binding loan commitments to sell residential mortgage loans at fixed rates totaling $4.2 million and $3.9 million, respectively. The fair value adjustment of these commitments is not material to the Company's financial statements.
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
The Company generally requires collateral or other security to support financial instruments with credit risk. The following table shows financial instruments outstanding whose contract amount represents credit risk at December 31:

	Contract or Notional Amount
	2025	2024
	(Dollars in thousands)
Commitments to originate loans	$65,558	$47,696
Unused lines of credit	174,031	191,392
Standby and commercial letters of credit	1,573	1,640
Credit card arrangements	125	154
MPF credit enhancement obligation, net (See Note 20)	1,233	865
Commitment to purchase investment in a real estate limited partnership	1,000	2,000
Total	$243,520	$243,747
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
The Company did not hold or issue derivative instruments or hedging instruments during the years ended December 31, 2025 and 2024.

Note 20. Commitments and Contingencies
Contingent Liabilities: The Company sells 1-4 family residential mortgage loans under the MPF program with FHLB (See Note 19). Under this program, the Company shares in the credit risk of each mortgage loan, while receiving fee income in return. The Company is responsible for a Credit Enhancement Obligation based on the credit quality of these loans. FHLB funds a First Loss Account based on the Company's outstanding MPF mortgage loan balances. This creates a laddered approach to sharing in any losses. In the event of default, homeowner's equity and private mortgage insurance, if any, are the first sources of repayment; the FHLB First Loss Account funds are then utilized, followed by the member's Credit Enhancement Obligation, with the balance the responsibility of FHLB. These loans meet specific underwriting standards of the FHLB. The Company had sold $68.7 million and $53.2 million in loans through the MPF program since inception of its participation in the program, with an outstanding principal balance of $35.5 million and $25.3 million as of December 31, 2025 and 2024, respectively.
The volume of loans sold to the MPF program and the corresponding Credit Enhancement Obligation are closely monitored by management. As of December 31, 2025 and 2024, the notional amount of the maximum contingent contractual liability related to this program was $1.3 million and $884 thousand, respectively, of which $25 thousand and $19 thousand had been recorded as a reserve through Accrued interest and other liabilities at December 31, 2025 and 2024, respectively.
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
Mutual funds: Mutual funds have been valued using unadjusted quoted prices from active markets and therefore have been classified as Level 1.

Assets measured at fair value on a recurring basis at December 31, 2025 and 2024, segregated by fair value hierarchy level, are summarized below:

	Fair Value Measurement
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2025:	(Dollars in thousands)
Investment securities available-for-sale
Debt securities:
U.S. Government-sponsored enterprises	$26,094	$2,843	$23,251	$—
Agency mortgage-backed	240,564	—	240,564	—
State and political subdivisions	48,220	—	48,220	—
Corporate	11,377	—	11,377	—
Total debt securities	$326,255	$2,843	$323,412	$—

Other investments:
Mutual funds	$2,038	$2,038	$—	$—

December 31, 2024:
Investment securities available-for-sale
Debt securities:
U.S. Government-sponsored enterprises	$26,215	$2,702	$23,513	$—
Agency mortgage-backed	173,275	—	173,275	—
State and political subdivisions	48,550	—	48,550	—
Corporate	2,464	—	2,464	—
Total debt securities	$250,504	$2,702	$247,802	$—

Other investments:
Mutual funds	$1,754	$1,754	$—	$—

There were no transfers in or out of Levels 1 and 2 during the years ended December 31, 2025 and 2024, nor were there any Level 3 assets at any time during those periods. Certain other assets and liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Assets and liabilities measured at fair value on a nonrecurring basis in periods after initial recognition, such as collateral dependent individually evaluated loans and MSRs, were not considered material at December 31, 2025 or 2024. The Company has not elected to apply the fair value method to any financial assets or liabilities other than those situations where other accounting pronouncements require fair value measurements.
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

As of the balance sheet dates, the estimated fair values and related carrying amounts of the Company's significant financial instruments were as follows:

	December 31, 2025
	Fair Value Measurement
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$12,300	$12,300	$12,300	$—	$—
Interest bearing deposits in banks	8,955	8,955	—	8,955	—
Investment securities	328,293	328,293	4,881	323,412	—
Loans held for sale	4,172	4,232	—	4,232	—
Loans, net
Residential real estate	471,932	451,963	—	—	451,963
Construction real estate	103,168	102,183	—	—	102,183
Commercial real estate	441,958	430,962	—	—	430,962
Commercial	30,922	30,119	—	—	30,119
Consumer	2,413	2,379	—	—	2,379
Municipal	118,000	115,749	—	—	115,749
Accrued interest receivable	6,987	6,987	—	1,488	5,499
Nonmarketable equity securities	12,283	N/A	N/A	N/A	N/A
Financial liabilities
Deposits
Noninterest bearing	226,939	226,939	226,939	—	—
Interest bearing	725,996	725,996	725,996	—	—
Time	262,047	261,693	—	261,693	—
Borrowed funds
Short-term	15,500	15,364	—	15,364	—
Long-term	270,981	273,014	—	273,014	—
Subordinated notes	16,307	16,799	—	16,799	—
Accrued interest payable	2,981	2,981	—	2,981	—

	December 31, 2024
	Fair Value Measurement
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$15,838	$15,838	$15,838	$—	$—
Interest bearing deposits in banks	9,462	9,449	—	9,449	—
Investment securities	252,258	252,258	4,456	247,802	—
Loans held for sale	5,204	5,303	—	5,303	—
Loans, net
Residential real estate	464,691	425,103	—	—	425,103
Construction real estate	105,633	103,672	—	—	103,672
Commercial real estate	432,173	395,713	—	—	395,713
Commercial	34,863	33,096	—	—	33,096
Consumer	2,522	2,477	—	—	2,477
Municipal	110,336	108,163	—	—	108,163
Accrued interest receivable	6,470	6,470	—	1,226	5,244
Nonmarketable equity securities	11,352	N/A	N/A	N/A	N/A
Financial liabilities
Deposits
Noninterest bearing	226,048	226,048	226,048	—	—
Interest bearing	714,862	714,862	714,862	—	—
Time	227,984	226,890	—	226,890	—
Borrowed funds
Short-term	29,000	28,946	—	28,946	—
Long-term	230,696	229,613	—	229,613	—
Subordinated notes	16,273	16,128	—	16,128	—
Accrued interest payable	3,319	3,319	—	3,319	—
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

Aggregate loan transactions with related parties for the years ended December 31 were as follows:

	2025	2024
	(Dollars in thousands)
Balance, January 1,	$127	$265
New loans and advances on lines	70	5
Repayments	(27)	(143)
Other, net	16,450	—
Balance, December 31,	$16,620	$127
Balance available on lines of credit or loan commitments	$2,050	$223
There were no loans to related parties that were past due, in nonaccrual status or that had been restructured to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower, or that were considered classified at December 31, 2025 or 2024. The $16.5 million included in Other above represents the December 31, 2025 balances on existing loans associated with a new director at the time of his appointment to the Union board of directors during the fourth quarter of 2025.
Deposit accounts of related parties were $8.8 million and $1.5 million at December 31, 2025 and 2024, respectively. Union's Wealth Management Group had no funds invested in certificates of deposit with Union at December 31, 2025 or December 31, 2024.

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
The Company and Union's risk-based capital ratios exceeded regulatory guidelines at December 31, 2025 and 2024, and, specifically, Union was "well capitalized" under Prompt Corrective Action provisions for each period. There were no conditions or events known to management that occurred subsequent to December 31, 2025 and prior to the publication of these financial statements that would change the Company's or Union's regulatory capital categorization.

Union's and the Company's regulatory capital amounts and ratios as of the balance sheet dates are presented in the following tables:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of December 31, 2025	Amount	Ratio	Amount	Ratio	Amount	Ratio
Company:	(Dollars in thousands)
Total capital to risk weighted assets	$130,149	12.80%	$81,343	8.00%	N/A	N/A
Tier 1 capital to risk weighted assets	104,344	10.26%	61,020	6.00%	N/A	N/A
Common Equity Tier 1 to risk weighted assets	104,344	10.26%	45,765	4.50%	N/A	N/A
Tier 1 capital to average assets	104,344	6.36%	65,625	4.00%	N/A	N/A

Union:
Total capital to risk weighted assets	$130,179	12.81%	$81,298	8.00%	$101,623	10.00%
Tier 1 capital to risk weighted assets	120,681	11.87%	61,001	6.00%	81,335	8.00%
Common Equity Tier 1 to risk weighted assets	120,681	11.87%	45,751	4.50%	66,085	6.50%
Tier 1 capital to average assets	120,681	7.36%	65,588	4.00%	81,984	5.00%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of December 31, 2024	Amount	Ratio	Amount	Ratio	Amount	Ratio
Company:	(Dollars in thousands)
Total capital to risk weighted assets	$123,278	12.53%	$78,709	8.00%	N/A	N/A
Tier 1 capital to risk weighted assets	98,254	9.99%	59,011	6.00%	N/A	N/A
Common Equity Tier 1 to risk weighted assets	98,254	9.99%	44,259	4.50%	N/A	N/A
Tier 1 capital to average assets	98,254	6.29%	62,483	4.00%	N/A	N/A

Union:
Total capital to risk weighted assets	$122,962	12.51%	$78,633	8.00%	$98,291	10.00%
Tier 1 capital to risk weighted assets	114,211	11.62%	58,973	6.00%	78,631	8.00%
Common Equity Tier 1 to risk weighted assets	114,211	11.62%	44,230	4.50%	63,887	6.50%
Tier 1 capital to average assets	114,211	7.31%	62,496	4.00%	78,120	5.00%

Dividends paid by Union are the primary source of funds available to the Company for payment of dividends to its stockholders. Union is subject to certain requirements imposed by federal banking laws and regulations, which among other things, establish minimum levels of capital and restrict the amount of dividends that may be distributed by Union to the Company.

Note 24.  Treasury Stock

The basis for the carrying value of the Company's treasury stock is the purchase price of the shares at the time of purchase. The Company maintains a limited stock repurchase plan which authorizes the repurchase of up to 2,500 shares of its common stock each calendar quarter in open market purchases or privately negotiated transactions, as management may deem advisable and as market conditions may warrant. The repurchase authorization for a calendar quarter expires at the end of that quarter to the extent it has not been exercised, and is not carried forward into future quarters. The quarterly repurchase program, which was initially adopted in 2010, was most recently reauthorized in December 2024 and will expire on December 31, 2026 unless reauthorized. The Company did not repurchase any shares under this program during the years ended December 31, 2025 and 2024. Since inception, the Company had repurchased 26,140 shares of its common stock as of December 31, 2025, at prices ranging from $17.86 to $48.82 per share and at a total cost of $682 thousand.
The Company maintains a Dividend Reinvestment and Stock Purchase Plan (DRIP) whereby registered stockholders may elect to reinvest cash dividends and optional cash contributions to purchase additional shares of the Company's common stock. The Company has reserved 200,000 shares of its common stock for issuance and sale under the DRIP. As of December 31, 2025, 15,819 shares of stock had been issued from treasury stock under the DRIP, since inception of the Plan in 2016.

Note 25. Other Comprehensive Income (Loss)

The components of Accumulated OCI, net of tax, at December 31 were:

	2025	2024
	(Dollars in thousands)
Net unrealized losses on investment securities AFS	$(25,883)	$(33,997)

The following table discloses the tax effects allocated to each component of OCI for the years ended:

	December 31, 2025			December 31, 2024
	Before-Tax Amount	Tax Expense	Net-of-Tax Amount	Before-Tax Amount	Tax Benefit	Net-of-Tax Amount
	(Dollars in thousands)
Investment securities AFS:
Net unrealized holding gains (losses) arising during the year on investment securities AFS	$10,428	$(2,314)	$8,114	$(3,910)	$859	$(3,051)
Reclassification adjustment for net losses on investment securities AFS realized in net income	—	—	—	1,293	(284)	1,009
Total other comprehensive income (loss)	$10,428	$(2,314)	$8,114	$(2,617)	$575	$(2,042)

The following table discloses information concerning the reclassification adjustments from OCI for the years ended December 31:

Reclassification Adjustment Description	2025	2024	Affected Line Item in Consolidated Statements of Income
	(Dollars in thousands)
Investment securities AFS:
Net losses on investment securities AFS	$—	$1,293	Net losses on sales of investment securities AFS
Tax benefit	—	(284)	Provision for income taxes
Total reclassifications	$—	$1,009	Net income

Note 26. Subsequent Events

Events occurring subsequent to December 31, 2025 have been evaluated as to their potential impact on the consolidated financial statements.
On January 21, 2026, the Company declared a regular quarterly cash dividend of $0.36 per share, payable February 5, 2026 to shareholders of record on January 31, 2026.

Note 27.  Condensed Financial Information (Parent Company Only)

The following condensed financial statements are for Union Bankshares, Inc. (Parent Company Only), and should be read in conjunction with the consolidated financial statements of Union Bankshares, Inc. and Subsidiary.

UNION BANKSHARES, INC. (PARENT COMPANY ONLY)
CONDENSED BALANCE SHEETS
December 31, 2025 and 2024

	2025	2024
	(Dollars in thousands)
ASSETS
Cash	$54	$44
Other investments	161	120
Investment in subsidiary - Union	97,021	82,437
Other assets	416	660
Total assets	$97,652	$83,261
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Subordinated notes	$16,307	$16,273
Accrued interest and other liabilities	481	508
Total liabilities	16,788	16,781
STOCKHOLDERS' EQUITY
Common stock, $2.00 par value; 7,500,000 shares authorized; 5,084,635 shares issued at December 31, 2025 and 5,012,084 shares issued at December 31, 2024	10,169	10,024
Additional paid-in capital	4,607	3,031
Retained earnings	96,247	91,722
Treasury stock at cost; 471,430 shares at December 31, 2025 and 474,075 shares at December 31, 2024	(4,276)	(4,300)
Accumulated other comprehensive loss	(25,883)	(33,997)
Total stockholders' equity	80,864	66,480
Total liabilities and stockholders' equity	$97,652	$83,261
The investment in subsidiary is carried under the equity method of accounting. The investment in subsidiary and cash, which is on deposit with Union, have been eliminated in consolidation.

UNION BANKSHARES, INC. (PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF INCOME
Years Ended December 31, 2025 and 2024

	2025	2024
Revenues	(Dollars in thousands)
Dividends - bank subsidiary - Union	$7,500	$7,900
Other income	29	21
Total revenues	7,529	7,921
Expenses
Interest on subordinated notes	570	570
Administrative and other	590	598
Total expenses	1,160	1,168
Income before applicable income tax benefit and equity in undistributed net income of subsidiary	6,369	6,753
Applicable income tax benefit	(267)	(242)
Income before equity in undistributed net income of subsidiary	6,636	6,995
Equity in undistributed net income - Union	4,444	1,766
Net income	$11,080	$8,761

UNION BANKSHARES, INC. (PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2025 and 2024

	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES	(Dollars in thousands)
Net income	$11,080	$8,761
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of Union	(4,444)	(1,766)
Net gains on other investments	(16)	(10)
Amortization of debt issuance costs	34	34
Decrease (increase) in other assets	244	(141)
Decrease in other liabilities	(134)	(382)
Net cash provided by operating activities	6,764	6,496
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in Union	(1,425)	—
Purchases of other investments	(25)	(12)
Net cash used in investing activities	(1,450)	(12)
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(6,481)	(6,444)
Proceeds from issuance of common stock, net of issuance costs	1,177	—
Net cash used in financing activities	(5,304)	(6,444)
Net increase in cash	10	40
Cash, beginning of year	44	4
Cash, end of year	$54	$44
Supplemental Disclosures of Cash Flow Information
Interest paid	$570	$571
Dividends paid on Common Stock:
Dividends declared	$6,555	$6,511
Dividends reinvested	(74)	(67)
	$6,481	$6,444

Note 28.  Quarterly Financial Data (Unaudited)

A summary of consolidated financial data for each of the four quarters of 2025 and 2024 is presented below:

	Quarters in 2025 Ended
	March 31,	June 30,	Sept. 30,	Dec 31,
	(Dollars in thousands, except per share data)
Interest and dividend income	$18,295	$18,721	$19,207	$19,565
Interest expense	8,025	8,275	8,051	8,417
Net interest income	10,270	10,446	11,156	11,148
Credit loss expense	235	221	313	5
Noninterest income	2,440	2,759	3,350	2,913
Noninterest expenses	9,824	10,487	10,343	11,046
Net income	2,501	2,395	3,436	2,748
Basic earnings per common share	$0.55	$0.53	$0.75	$0.60
Diluted earnings per common share	$0.55	$0.52	$0.75	$0.59

	Quarters in 2024 Ended
	March 31,	June 30,	Sept. 30,	Dec 31,
	(Dollars in thousands, except per share data)
Interest and dividend income	$15,621	$16,552	$17,191	$18,590
Interest expense	6,613	7,068	7,761	8,148
Net interest income	9,008	9,484	9,430	10,442
Credit loss (benefit) expense	(230)	388	425	347
Noninterest income	2,567	2,765	1,605	2,786
Noninterest expenses	9,223	9,781	9,409	9,614
Net income	2,417	2,019	1,324	3,001
Basic earnings per common share	$0.53	$0.45	$0.29	$0.67
Diluted earnings per common share	$0.53	$0.45	$0.29	$0.65

Note 29. Other Noninterest Income and Other Noninterest Expenses

There are no components of other noninterest income that were in excess of one percent of total revenues for the years ended December 31, 2025 and 2024. The components of other noninterest expenses which are in excess of one percent of total revenues for the years ended December 31, 2025 and 2024 were as follows:

	2025	2024
Expenses	(Dollars in thousands)
FDIC insurance assessment	$1,477	$1,167
Vermont franchise tax	1,093	1,069
ATM and debit card expense	1,252	1,259
Professional fees	1,147	1,062
Other expenses	6,084	5,890
Total other expenses	$11,053	$10,447

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Union Bankshares, Inc. and Subsidiary

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Union Bankshares, Inc. and Subsidiary (the Company) as of December 31, 2025, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2025, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with U.S. generally accepted auditing standards, the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 20, 2026, expressed an unmodified opinion.

The financial statements of the Company as of December 31, 2024 were audited by Berry, Dunn, McNeil & Parker, LLC whose report dated March 25, 2025 expressed an unmodified opinion on those statements.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audit of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

Allowance for Credit Losses on Loans and Off-Balance Sheet Credit Exposures

As described in Notes 1, 6, and 7 to the Company's consolidated financial statements, the Company has a gross loan portfolio of $1.2 billion, related allowance for credit losses on loans of $8.4 million and an allowance for credit losses on off-balance sheet credit exposures of $1.1 million as of December 31, 2025. The Company's allowance for credit losses on loans and off-balance sheet credit exposures are material and complex estimates requiring significant management judgment in the evaluation of the credit quality and the estimation of inherent losses within the loan portfolio and off-balance sheet credit exposures.

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

We have served as the Company's auditor since 2025.

BDMP Assurance, LLP
Manchester, New Hampshire
March 20, 2026

Vermont Registration No. 92-0000278
PCAOB registration No. 7293

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and Chief Financial Officer, with the assistance of the Disclosure Control Committee, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2025. Based on this evaluation they concluded that those disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files with the Commission is accumulated and communicated to the Company's management, including its principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required information.
Management's Report on Internal Control Over Financial Reporting. The Company's management is responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in the Securities Exchange Act Rule 13a-15(f). The Company's management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based on the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on the evaluation, the Company's management concluded that the Company's internal control over financial reporting was effective as of December 31, 2025.
BDMP Assurance, LLP, an independent registered public accounting firm, which has audited and reported on the consolidated financial statements contained in this Annual Report on Form 10-K, has issued its written audit report on the Company's internal control over financial reporting. This report can be found on page 93.
There were no changes in the Company's internal controls over financial reporting during the fourth quarter of 2025 that have materially affected, or that are reasonably likely to materially affect, the Company's internal controls over financial reporting. While the Company believes that its existing disclosure controls and procedures have been effective to accomplish these objectives, the Company intends to continue to examine, refine and formalize its disclosure controls and procedures and to monitor ongoing developments in this area.

Item 9B. Other Information
None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10.  Directors, Executive Officers and Corporate Governance
The following information from the Company's Proxy Statement for the 2026 Annual Meeting of Shareholders is hereby incorporated by reference:
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

The Company has adopted a Code of Ethics for Senior Financial Officers and the Chief Executive Officer and a Code of Ethics for all directors, officers and employees. A request for a copy of either of the Company's Codes of Ethics can be made either in writing to Bethany Moore, Assistant Corporate Secretary, Union Bankshares, Inc., PO Box 667, Morrisville, VT 05661, or by email at ubexec@ublocal.com. A copy can also be found on the Company's investor relations page accessed via Union Bank's website at www.ublocal.com. The Company will make any legally required disclosures regarding amendments to, or waivers of provisions of its Codes of Ethics in accordance with the rules and regulations of the SEC including posting the codes on the Company's investor relations page accessed via Union Bank's website at www.ublocal.com.

Item 11. Executive Compensation
The following information from the Company's Proxy Statement for the 2026 Annual Meeting of Shareholders is hereby incorporated by reference:
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
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following information from the Company's Proxy Statement for the 2026 Annual Meeting of Shareholders is hereby incorporated by reference:
Information regarding the share ownership of management and principal shareholders under the caption “SHARE OWNERSHIP INFORMATION - Share Ownership of Management and Principal Holders.”
The following table summarizes certain information regarding securities available for issuance under the Company's equity compensation plan as of December 31, 2025:
Equity Compensation Plan Information as of December 31, 2025:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)(2)	(b)(3)	(c)(4)

Equity compensation plans approved by security holders
2014 Equity Incentive Plan (1)	—	$—	—
2024 Equity Incentive Plan	15,706	—	228,245
Equity compensation plans not approved by security holders	—	—	—

Total	15,706	$—	228,245
____________________
(1)The only outstanding grants under the 2014 Equity Plan as of December 31, 2025 were RSUs with respect to 2,658 shares of common stock, which are subject to time and/or performance vesting conditions, and which do not have any exercise features. No further grants have been made under that plan, which has been replaced by the 2024 Equity Plan. Please refer to Note 16 of the Company's audited consolidated financial statements in Part II, Item 8 of this Annual Report for information on outstanding RSU grants under the 2014 Equity Plan.
(2)Represents shares issuable upon vesting of outstanding RSUs granted under the 2024 Equity Plan for which performance conditions have been satisfied but which are also subject to time and/or performance vesting conditions.
(3)There were no outstanding stock options; RSUs not included as they do not include an exercise price.
(4)All of such shares are available for issuance pursuant to future awards under the 2024 Equity Plan.

Item 13. Certain Relationships and Related Party Transactions, and Director Independence
The following information from the Company's Proxy Statement for the 2026 Annual Meeting of Shareholders is hereby incorporated by reference:

Information regarding transactions with management and directors under the caption “PROPOSAL 1: TO ELECT DIRECTORS - Transactions with Management and Directors.”
Information regarding Director independence under the caption "PROPOSAL 1: TO ELECT DIRECTORS - Director Independence."

Item 14. Principal Accountant Fees and Services
The following information from the Company's Proxy Statement for the 2026 Annual Meeting of Shareholders is hereby incorporated by reference:
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
PART IV
Item 15. Exhibits, Financial Statement Schedules
(a)Documents Filed as Part of this Report:
(1)The following consolidated financial statements are included:
1)Consolidated Balance Sheets at December 31, 2025 and 2024
2)Consolidated Statements of Income for the years ended December 31, 2025 and 2024
3)Consolidated Statements of Comprehensive Income for the years ended December 31, 2025 and 2024
4)Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2025 and 2024
5)Consolidated Statements of Cash Flows for the years ended December 31, 2025 and 2024
6)Notes to the Consolidated Financial Statements
7)Report of Independent Registered Public Accounting Firm
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

4.3	Form of 3.25% Fixed-to-Floating Rate Subordinated Debentures Due 2031 (Accredited Investors), previously filed with the Commission on August 27,2021 as Exhibit 4.2 to Form 8-K and incorporated herein by reference.
10.1	2008 Amended and Restated Nonqualified Deferred Compensation Plan of Union Bankshares, previously filed with the Commission as Exhibit 10.3 to the Company's 2008 Form 10-K and incorporated herein by reference.*
10.2	2020 Amended and Restated Executive Nonqualified Excess Plan of Union Bankshares Inc. and Subsidiary, previously filed with the Commission as Exhibit 10.2 to the Company's 2020 Form 10-K and incorporated herein by reference.*
10.3	First Amendment to the Union Bankshares, Inc. Executive Nonqualified Excess Plan, previously filed with the Commission as Exhibit 10.5 to the Company's 2008 Form 10-K and incorporated herein by reference.*
10.4	Short Term Incentive Performance Plan, previously filed with the Commission on February 9, 2012 as Exhibit 10.1 to Form 8-K and incorporated herein by reference.*
10.5	Union Bankshares, Inc. 2024 Equity Incentive Plan, previously filed with the Commission on April 2, 2024 at pages A-1 through A-17 of the definitive proxy statement for the 2024 Annual Meeting of the Company’s Shareholders, and incorporated herein by reference.*
10.6	Employment Agreement dated February 26, 2026, between Union Bankshares, Inc. and its wholly-owned subidiary, Union Bank, and Jeffery F. Weidley.*
10.7	Change in Control Agreement dated February 26, 2026, between Union Bank and Jeffery F. Weidley, and joined in by the Company.*

Item No:
10.8	Amended and Restated Change in Control Agreement dated August 18, 2021, between Union Bank and David S. Silverman, and joined in by the Company, previously filed with the Commission on August 24, 2021 as Exhibit 10.1 to Form 8-K and incorporated herein by reference.*
10.9	Form of Amended and Restated Change in Control Agreement dated August 18, 2021, between Union Bank and Karyn J. Hale, and joined in by the Company, previously filed with the Commission on August 24, 2021 as Exhibit 10.2 to Form 8-K and incorporated herein by reference.*
10.10	Form of Change in Control Agreement dated August 18, 2021, between Union Bank and each of four senior managers of Union Bank, and joined in by the Company, previously filed with the Commission on August 24, 2021 as Exhibit 10.3 to Form 8-K and incorporated herein by reference.*
10.11	Form of Restricted Stock Unit Award Certificate under the Company's 2024 Equity Incentive Plan, previously filed with the Commission as Exhibit 10 to the Company's registration statement on Form S-8 (File No. 333-283389) and incorporated herein by reference.*
10.12	Supplemental Executive Retirement Agreement dated March 1, 2020 between David S. Silverman and Union Bank, previously filed with the Commission as Exhibit 10.13 to the Company's 2020 Form 10-K and incorporated herein by reference.*
10.13	Form of Subordinated Note Purchase Agreement dated as of August 26, 2021 between the Company and the several Note Purchasers, previously filed with the Commission on August 27, 2021 as Exhibit 10.1 to Form 8-K and incorporated herein by reference.
19.1	Union Bankshares, Inc. Insider Trading Policy, previously filed with the Commission on March 26, 2024 as Exhibit 19.1 to the Company's 2023 Form 10-K and incorporated herein by reference.
21.1	Subsidiaries of the Company.
23.1	Consent of BDMP Assurance, LLP.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
97	Union Bankshares, Inc. Clawback Policy, previously filed with the Commission on March 26, 2024 as Exhibit 97 to the Company's 2023 Form 10-K and incorporated herein by reference.
101
The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2025 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the audited consolidated balance sheets, (ii) the audited consolidated statements of income for the years ended December 31, 2025 and 2024, (iii) the audited consolidated statements of comprehensive income, (iv) the audited consolidated statements of changes in stockholders' equity, (v) the audited consolidated statements of cash flows and (vi) related notes.

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

(c)Not applicable.

Item 16. Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, as of March 20, 2026.
 Union Bankshares, Inc.

By:	/s/ David S. Silverman	By:	/s/ Karyn J. Hale
	David S. Silverman		Karyn J. Hale
	Chief Executive Officer and President		Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 20, 2026.

Name	Title
/s/ David S. Silverman	Director, Chief Executive Officer and President
David S. Silverman	(Principal Executive Officer)

/s/ Karyn J. Hale	Chief Financial Officer
Karyn J. Hale	(Principal Financial/Accounting Officer)

/s/ Cornelius J. Van Dyke	Director, Chairman of the Board
Cornelius J. Van Dyke

/s/ Timothy W. Sargent	Director, Vice Chairman of the Board
Timothy W. Sargent

/s/ Dawn D. Bugbee	Director
Dawn D. Bugbee

/s/ Mary K. Parent	Director
Mary K. Parent

/s/ Nancy C. Putnam	Director
Nancy C. Putnam

/s/ Gregory D. Sargent	Director
Gregory D. Sargent

/s/ Janet P. Spitler	Director
Janet P. Spitler

EXHIBIT INDEX ***

10.6	Employment Agreement dated February 26, 2026, between Union Bankshares, Inc. and its wholly-owned subidiary, Union Bank, and Jeffery F. Weidley.*

10.7	Change in Control Agreement dated February 26, 2026, between Union Bank and Jeffery F. Weidley, and joined in by the Company.*

21.1	Subsidiaries of the Company.

23.1	Consent of BDMP Assurance, LLP.

31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101
The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2025 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the audited consolidated balance sheets, (ii) the audited consolidated statements of income for the years ended December 31, 2025 and 2024, (iii) the audited consolidated statements of comprehensive income, (iv) the audited consolidated statements of changes in stockholders' equity, (v) the audited consolidated statements of cash flows and (vi) related notes.

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
***    other than exhibits incorporated by reference to prior filings.