Form 10-Q
period 2026-03-31
UNION BANKSHARES INC
filed 2026-05-08
CIK 706863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2026

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐      No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of April 24, 2026.

Common Stock, $2 par value	4,614,052	shares

UNION BANKSHARES, INC.
TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	March 31, 2026	December 31, 2025
	(Unaudited)
Assets	(Dollars in thousands)
Cash and due from banks	$4,502	$4,658
Federal funds sold and overnight deposits	25,322	7,642
Cash and cash equivalents	29,824	12,300
Interest bearing deposits in banks	7,958	8,955
Investment securities available-for-sale	313,558	326,255
Other investments	2,033	2,038
Total investments	315,591	328,293
Loans held for sale	4,193	4,172
Loans	1,176,896	1,174,734
Allowance for credit losses on loans	(8,071)	(8,407)
Net deferred loan costs	2,073	2,066
Net loans	1,170,898	1,168,393
Premises and equipment, net	19,603	19,847
Other assets	77,078	75,231
Total assets	$1,625,145	$1,617,191
Liabilities and Stockholders’ Equity
Liabilities
Deposits
Noninterest bearing	$220,708	$226,939
Interest bearing	703,813	725,996
Time	275,297	262,047
Total deposits	1,199,818	1,214,982
Borrowed funds	310,981	286,481
Subordinated notes	16,316	16,307
Accrued interest and other liabilities	17,465	18,557
Total liabilities	1,544,580	1,536,327
Commitments and Contingencies
Stockholders’ Equity
Common stock, $2.00 par value; 7,500,000 shares authorized; 5,084,635 shares issued at March 31, 2026 and December 31, 2025	10,169	10,169
Additional paid-in capital	4,821	4,607
Retained earnings	97,590	96,247
Treasury stock at cost; 470,586 shares at March 31, 2026 and 471,430 shares at December 31, 2025	(4,268)	(4,276)
Accumulated other comprehensive loss	(27,747)	(25,883)
Total stockholders' equity	80,565	80,864
Total liabilities and stockholders' equity	$1,625,145	$1,617,191

See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 1

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended March 31,
	2026	2025
Interest and dividend income	(Dollars in thousands, except per share data)
Interest and fees on loans	$16,374	$16,047
Interest on debt securities:
Taxable	2,389	1,412
Tax exempt	387	388
Dividends	221	203
Interest on federal funds sold and overnight deposits	74	152
Interest on interest bearing deposits in banks	85	93
Total interest and dividend income	19,530	18,295
Interest expense
Interest on deposits	5,201	5,410
Interest on borrowed funds	2,891	2,472
Interest on subordinated notes	143	143
Total interest expense	8,235	8,025
Net interest income	11,295	10,270
Credit loss (benefit) expense	(325)	235
Net interest income after credit loss (benefit) expense	11,620	10,035
Noninterest income
Wealth management income	304	276
Service fees	1,686	1,657
Net gains on sales of loans held for sale	350	389
Net losses on other investments	(26)	(35)
Other income	180	153
Total noninterest income	2,494	2,440
Noninterest expenses
Salaries and wages	4,397	3,911
Employee benefits	1,765	1,581
Occupancy expense, net	647	652
Equipment expense	1,110	1,049
Other expenses	2,863	2,631
Total noninterest expenses	10,782	9,824
Income before provision for income taxes	3,332	2,651
Provision for income taxes	328	150
Net income	$3,004	$2,501
Basic earnings per common share	$0.65	$0.55
Diluted earnings per common share	$0.65	$0.55
Weighted average number of common shares outstanding	4,613,720	4,538,361
Weighted average common and potential common shares for diluted EPS	4,647,138	4,566,970
Dividends per common share	$0.36	$0.36

See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 2

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended March 31,
	2026	2025
	(Dollars in thousands)
Net income	$3,004	$2,501
Other comprehensive (loss) income, net of tax:
Investment securities available-for-sale:
Net unrealized holding (losses) gains arising during the period on investment securities available-for-sale	(1,864)	2,563
Total other comprehensive (loss) income	(1,864)	2,563
Total comprehensive income	$1,140	$5,064

See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 3

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)

	Three Month Periods Ended March 31, 2026 and 2025
	Common Stock					Accumulated other comprehensive loss
	Shares, net of treasury	Amount	Additional paid-in capital	Retained earnings	Treasury stock		Total stockholders’ equity
	(Dollars in thousands, except per share data)
Balances, December 31, 2025	4,613,205	$10,169	$4,607	$96,247	$(4,276)	$(25,883)	$80,864
Net income	—	—	—	3,004	—	—	3,004
Other comprehensive loss	—	—	—	—	—	(1,864)	(1,864)
Dividend reinvestment plan	844	—	13	—	8	—	21
Cash dividends declared ($0.36 per share)	—	—	—	(1,661)	—	—	(1,661)
Stock based compensation expense	—	—	201	—	—	—	201
Common stock issued, net of issuance costs	—	—	—	—	—	—	—
Balances, March 31, 2026	4,614,049	$10,169	$4,821	$97,590	$(4,268)	$(27,747)	$80,565

Balances, December 31, 2024	4,538,009	$10,024	$3,031	$91,722	$(4,300)	$(33,997)	$66,480
Net income	—	—	—	2,501	—	—	2,501
Other comprehensive income	—	—	—	—	—	2,563	2,563
Dividend reinvestment plan	589	—	13	—	5	—	18
Cash dividends declared ($0.36 per share)	—	—	—	(1,634)	—	—	(1,634)
Stock based compensation expense	—	—	146	—	—	—	146
Balances, March 31, 2025	4,538,598	$10,024	$3,190	$92,589	$(4,295)	$(31,434)	$70,074
See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 4

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash Flows From Operating Activities	(Dollars in thousands)
Net income	$3,004	$2,501
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	424	380
Credit loss (benefit) expense	(325)	235
Deferred income tax benefit	13	12
Net amortization of premiums on investment securities	22	143
Equity in losses of limited partnerships	464	452
Stock based compensation expense	201	146
Net increase in unamortized loan costs	(7)	—
Proceeds from sales of loans held for sale	24,420	26,148
Origination of loans held for sale	(24,091)	(24,610)
Net gains on sales of loans held for sale	(350)	(389)
Net losses on other investments	26	35
Increase in accrued interest receivable	(588)	(744)
Amortization of debt issuance costs	9	8
Decrease (increase) in other assets	300	(35)
Decrease in other liabilities	(892)	(222)
Net cash provided by operating activities	2,630	4,060
Cash Flows From Investing Activities
Interest bearing deposits in banks
Proceeds from maturities and redemptions	3,726	4,980
Purchases	(2,729)	(3,477)
Investment securities available-for-sale
Proceeds from maturities, calls and paydowns	10,108	5,762
Net purchases of other investments	(21)	(20)
Net (increase) decrease in nonmarketable stock	(1,333)	462
Net increase in loans	(2,162)	(5,427)
Recoveries of loans charged off	4	5
Net purchases of premises and equipment	(180)	(143)
Investments in limited partnerships	(215)	(194)
Net cash provided by investing activities	7,198	1,948

Union Bankshares, Inc. Page 5

	Three Months Ended March 31,
	2026	2025

Cash Flows From Financing Activities	(Dollars in thousands)
Advances on long-term borrowings	—	30,000
Repayment of long-term borrowings	—	(20,000)
Net increase (decrease) in short-term borrowings outstanding	24,500	(29,000)
Net (decrease) increase in noninterest bearing deposits	(6,231)	6,502
Net decrease in interest bearing deposits	(22,183)	(31,976)
Net increase in time deposits	13,250	37,956
Dividends paid	(1,640)	(1,616)
Net cash provided (used) in financing activities	7,696	(8,134)
Net increase (decrease) in cash and cash equivalents	17,524	(2,126)
Cash and cash equivalents
Beginning of period	12,300	15,838
End of period	$29,824	$13,712

Supplemental Disclosures of Cash Flow Information
Interest paid	$7,602	$8,288

Dividends paid on Common Stock:
Dividends declared	$1,661	$1,634
Dividends reinvested	(21)	(18)
	$1,640	$1,616

See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 6

UNION BANKSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
Note 1.    Basis of Presentation
The accompanying unaudited interim consolidated financial statements of Union Bankshares, Inc. and Subsidiary (together, the Company) as of March 31, 2026, and for the three months ended March 31, 2026 and 2025, have been prepared in conformity with GAAP for interim financial information, general practices within the banking industry, and the accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (2025 Annual Report). The Company's sole subsidiary is Union Bank. In the opinion of the Company’s management, all adjustments, consisting only of normal recurring adjustments and disclosures necessary for a fair presentation of the information contained herein, have been made. This information should be read in conjunction with the Company’s 2025 Annual Report. The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2026, or any future interim period.
The Company is a “smaller reporting company” and as permitted under the rules and regulations of the SEC, has elected to provide its consolidated statements of income, comprehensive income, cash flows and changes in stockholders’ equity for a two year, rather than three year, period. The Company has also elected to provide certain other scaled disclosures in this report, as permitted for smaller reporting companies. Certain amounts in the 2025 consolidated financial statements have been reclassified to conform to the current year presentation.
In addition to the definitions set forth elsewhere in this report, the acronyms, abbreviations and capitalized terms identified below are used throughout this Form 10-Q, including Part I. "Financial Information" and Part II. "Other Information". The following is provided to aid the reader and provide a reference page when reviewing this Form 10-Q.

ACL:	Allowance for credit losses	FHLMC/Freddie Mac:	Federal Home Loan Mortgage Corporation
AFS:	Available-for-sale	GAAP:	Generally accepted accounting principles in the United States
ASC:	Accounting Standards Codification	HTM:	Held-to-maturity
ASU:	Accounting Standards Update	ICS:	Insured Cash Sweeps of the IntraFi Network
Board:	Board of Directors	MBS:	Mortgage-backed security
bp or bps:	Basis point(s)	MSRs:	Mortgage servicing rights
CDARS:	Certificate of Deposit Accounts Registry Service of the IntraFi Network	OAO:	Other assets owned
CECL:	Current expected credit loss	OCI:	Other comprehensive income
Company:	Union Bankshares, Inc. and Subsidiary	OREO:	Other real estate owned
DCF:	Discounted cash flow	RSU:	Restricted stock unit
DRIP:	Dividend Reinvestment and Stock Purchase Plan	SBA:	U.S. Small Business Administration
EPS:	Earnings per share	SEC:	U.S. Securities and Exchange Commission
FASB:	Financial Accounting Standards Board	Union:	Union Bank, the sole subsidiary of Union Bankshares, Inc
FDIC:	Federal Deposit Insurance Corporation	USDA:	U.S. Department of Agriculture
FDICIA:	The Federal Deposit Insurance Corporation Improvement Act of 1991	2014 Equity Plan:	2014 Equity Incentive Plan, as amended
FHLB:	Federal Home Loan Bank of Boston	2024 Equity Plan:	2024 Equity Incentive Plan
FRB:	Federal Reserve Bank of Boston	2025 Annual Report:	Annual Report on Form 10-K for the year ended December 31, 2025

Note 2. Legal Contingencies
In the normal course of business, the Company is involved in various legal and other proceedings. In the opinion of management, any liability resulting from such proceedings is not expected to have a material adverse effect on the Company’s consolidated financial condition or results of operations.

Union Bankshares, Inc. Page 7

Note 3. Per Share Information
The following table presents the reconciliation between the calculation of basic EPS and diluted EPS for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended March 31,
	2026	2025
	(Dollars in thousands, except per share data)
Net income	$3,004	$2,501
Weighted average common shares outstanding for basic EPS	4,613,720	4,538,361
Dilutive effect of stock-based awards (1)	33,418	28,609
Weighted average common and potential common shares for diluted EPS	4,647,138	4,566,970
Earnings per common share:
Basic EPS	$0.65	$0.55
Diluted EPS	$0.65	$0.55
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

Note 5. Investment Securities

Debt securities AFS as of the balance sheet dates consisted of the following:

March 31, 2026	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. Government-sponsored enterprises	$27,134	$—	$(2,042)	$25,092
Agency mortgage-backed	255,272	89	(24,803)	230,558
State and political subdivisions	55,358	6	(8,166)	47,198
Corporate	11,500	—	(790)	10,710
Total	$349,264	$95	$(35,801)	$313,558

Union Bankshares, Inc. Page 8

December 31, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. Government-sponsored enterprises	$28,143	$—	$(2,049)	$26,094
Agency mortgage-backed	264,317	274	(24,027)	240,564
State and political subdivisions	55,434	10	(7,224)	48,220
Corporate	11,500	—	(123)	11,377
Total	$359,394	$284	$(33,423)	$326,255
There were no investment securities HTM at March 31, 2026 or December 31, 2025. At such dates, investment securities AFS with a fair value of $84.7 million and $87.8 million, respectively, were pledged as collateral for FHLB borrowings and other credit subject to collateralization, public unit deposits or for other purposes as required or permitted by law. Investment securities AFS pledged as collateral for access to the discount window credit facility at the FRB consisted of mortgage-backed securities with a fair value of $9.1 million and $9.4 million at March 31, 2026 and December 31, 2025, respectively.

The amortized cost and estimated fair value of debt securities by contractual scheduled maturity as of March 31, 2026 were as follows:

	Amortized Cost	Fair Value
Available-for-sale	(Dollars in thousands)
Due in one year or less	$1,504	$1,508
Due from one to five years	17,681	16,522
Due from five to ten years	7,113	6,515
Due after ten years	67,694	58,455
	93,992	83,000
Agency mortgage-backed	255,272	230,558
Total debt securities available-for-sale	$349,264	$313,558

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

Information pertaining to all AFS debt securities with gross unrealized losses for which an ACL has not been recorded as of the balance sheet dates, aggregated by investment category and length of time that individual securities have been in a continuous loss position were as follows:

March 31, 2026	Less Than 12 Months			12 Months and Over			Total
	Number of Securities	Fair Value	Gross Unrealized Loss	Number of Securities	Fair Value	Gross Unrealized Loss	Number of Securities	Fair Value	Gross Unrealized Loss
		(Dollars in thousands)
U.S. Government- sponsored enterprises	1	$30	$—	22	$25,062	$(2,042)	23	$25,092	$(2,042)
Agency mortgage-backed	23	89,910	(1,221)	87	121,292	(23,582)	110	211,202	(24,803)
State and political subdivisions	1	1,553	(18)	52	45,139	(8,148)	53	46,692	(8,166)
Corporate	3	9,219	(781)	3	1,491	(9)	6	10,710	(790)
Total	28	$100,712	$(2,020)	164	$192,984	$(33,781)	192	$293,696	$(35,801)

Union Bankshares, Inc. Page 9

December 31, 2025	Less Than 12 Months			12 Months and Over			Total
	Number of Securities	Fair Value	Gross Unrealized Loss	Number of Securities	Fair Value	Gross Unrealized Loss	Number of Securities	Fair Value	Gross Unrealized Loss
		(Dollars in thousands)
U.S. Government- sponsored enterprises	—	$—	$—	23	$26,052	$(2,049)	23	$26,052	$(2,049)
Agency mortgage-backed	18	80,477	(487)	92	139,315	(23,540)	110	219,792	(24,027)
State and political subdivisions	1	1,554	(18)	52	46,157	(7,206)	53	47,711	(7,224)
Corporate	2	2,884	(116)	2	993	(7)	4	3,877	(123)
Total	21	$84,915	$(621)	169	$212,517	$(32,802)	190	$297,432	$(33,423)

AFS debt securities in unrealized loss positions are evaluated for impairment related to credit losses at least quarterly. For AFS debt securities in an unrealized loss position, management first assesses whether it intends to sell, or it is more likely than not that the Company will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through earnings. For AFS debt securities that do not meet the above criteria, management evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security and the issuer, among other factors. If this assessment indicates that a credit loss exists, management compares the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an ACL is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis. For AFS debt securities, any decline in fair value that has not been recorded through an ACL is recognized in other comprehensive (loss) income, net of applicable taxes.

No ACL for AFS debt securities was recorded at March 31, 2026 or December 31, 2025. Accrued interest receivable on AFS debt securities totaled $1.1 million and $1.5 million at March 31, 2026 and December 31, 2025, respectively, and is excluded from the estimate of credit losses.

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

Union Bankshares, Inc. Page 10

The composition of Net loans as of the balance sheet dates, by regulatory call report code segmentation based on underlying collateral or purpose for certain loan types, was as follows:

	March 31, 2026	December 31, 2025
Residential real estate	(Dollars in thousands)
Non-revolving residential real estate	$443,868	$445,199
Revolving residential real estate	29,087	29,075
Construction real estate
Commercial construction real estate	43,898	51,347
Residential construction real estate	52,346	52,478
Commercial real estate
Non-residential commercial real estate	357,335	345,900
Multi-family residential real estate	100,436	99,269
Commercial	30,424	31,159
Consumer	2,188	2,414
Municipal	117,314	117,893
Gross loans	1,176,896	1,174,734
Allowance for credit losses on loans	(8,071)	(8,407)
Net deferred loan costs	2,073	2,066
Net loans	$1,170,898	$1,168,393
Qualifying residential first mortgage loans and certain commercial real estate loans with an aggregate carrying value of $484.1 million and $492.9 million were pledged as collateral for borrowings from the FHLB under a blanket lien at March 31, 2026 and December 31, 2025, respectively.
Accrued interest receivable on loans totaled $6.4 million and $5.5 million at March 31, 2026 and December 31, 2025, respectively, and is excluded from the estimate of credit losses described in Note 7.

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

Union Bankshares, Inc. Page 12

Changes in the ACL on loans, by loan segment, for the three months ended March 31, 2026 and 2025 were as follows:

For The Three Months Ended March 31, 2026	Balance, December 31, 2025	Charge-Offs	Recoveries	Credit Loss Expense (Benefit)	Balance, March 31, 2026
	(Dollars in thousands)
Non-revolving residential real estate	$2,913	$—	$3	$(163)	$2,753
Revolving residential real estate	263	—	—	(7)	256
Residential real estate	3,176	—	3	(170)	3,009
Commercial construction real estate	654	—	—	(69)	585
Residential construction real estate	186	—	—	(64)	122
Construction real estate	840	—	—	(133)	707
Non-residential commercial real estate	3,755	—	—	4	3,759
Multi-family residential real estate	239	—	—	22	261
Commercial real estate	3,994	—	—	26	4,020
Commercial	292	—	1	(52)	241
Consumer	5	—	—	(2)	3
Municipal	100	—	—	(9)	91
Total	$8,407	$—	$4	$(340)	$8,071

For The Three Months Ended March 31, 2025	Balance, December 31, 2024	Charge-Offs	Recoveries	Credit Loss Expense (Benefit)	Balance, March 31, 2025
	(Dollars in thousands)
Non-revolving residential real estate	$3,212	$—	$5	$(351)	$2,866
Revolving residential real estate	280	—	—	(80)	200
Residential real estate	3,492	—	5	(431)	3,066
Commercial construction real estate	651	—	—	171	822
Residential construction real estate	102	—	—	94	196
Construction real estate	753	—	—	265	1,018
Non-residential commercial real estate	2,766	—	—	489	3,255
Multi-family residential real estate	212	—	—	46	258
Commercial real estate	2,978	—	—	535	3,513
Commercial	377	—	—	50	427
Consumer	6	(4)	—	5	7
Municipal	74	—	—	5	79
Total	$7,680	$(4)	$5	$429	$8,110

The Company's ACL on off-balance sheet credit exposure is recognized as a liability within Accrued interest and other liabilities on the consolidated balance sheets, with adjustments to the ACL recognized in Credit loss expense in the consolidated statements of income. The activity in the ACL on off-balance sheet credit exposures for the three months ended March 31, 2026 and 2025 was as follows:

	For the Three Months Ended March 31,
	2026	2025
ACL on Off-Balance Sheet Credit Exposures	(Dollars in thousands)
Balance at beginning of period	$1,090	$1,071
Credit loss expense (benefit)	15	(194)
Balance at end of period	$1,105	$877

Union Bankshares, Inc. Page 13

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

The following table summarizes the Company's loans by year of origination and by loan ratings applied by management to the Company's loans by segment as well as gross charge-offs by year of origination and loan segment as of and for the period ended March 31, 2026:

March 31, 2026	2026	2025	2024	2023	2022	Prior	Revolving	Total
	(Dollars in thousands)
Non-revolving residential real estate
Pass	$18,645	$50,409	$60,322	$51,093	$87,275	$139,508	$—	$407,252
Satisfactory/Monitor	918	4,984	5,736	3,931	9,256	11,179	—	36,004
Substandard	—	—	—		612	—	—	612
Total non-revolving residential real estate	19,563	55,393	66,058	55,024	97,143	150,687	—	443,868
Gross charge-offs for the three months ended	—	—	—	—	—	—	—	—
Revolving residential real estate
Pass	—	—	—	—	—	—	27,370	27,370
Satisfactory/Monitor	—	—	—	—	—	—	1,717	1,717
Substandard	—	—	—	—	—	—	—	—
Total revolving residential real estate	—	—	—	—	—	—	29,087	29,087
Gross charge-offs for the three months ended	—	—	—	—	—	—	—	—
Commercial construction real estate
Pass	954	5,313	5,490	927	1,329	1,701	—	15,714
Satisfactory/Monitor	6,244	5,396	14,785	953	—	806	—	28,184
Substandard	—	—	—	—	—	—	—	—
Total commercial construction real estate	7,198	10,709	20,275	1,880	1,329	2,507	—	43,898
Gross charge-offs for the three months ended	—	—	—	—	—	—	—	—
Residential construction real estate
Pass	1,964	32,343	10,153	790	782	—	—	46,032
Satisfactory/Monitor	—	2,110	550	—	—	3,654	—	6,314
Substandard	—	—	—	—		—	—	—
Total residential construction real estate	1,964	34,453	10,703	790	782	3,654	—	52,346
Gross charge-offs for the three months ended	—	—	—	—	—	—	—	—

Union Bankshares, Inc. Page 14

March 31, 2026	2026	2025	2024	2023	2022	Prior	Revolving	Total
	(Dollars in thousands)
Non-residential commercial real estate
Pass	6,158	8,144	4,982	11,907	50,630	92,908	3,345	178,074
Satisfactory/Monitor	149	10,894	77,638	13,558	12,276	33,119	16,210	163,844
Substandard	—	—		12,724	—	2,693		15,417
Total non-residential commercial real estate	6,307	19,038	82,620	38,189	62,906	128,720	19,555	357,335
Gross charge-offs for the three months ended	—	—	—	—	—	—	—	—
Multi-family residential real estate
Pass	4,991	840	444	37	3,985	45,150	—	55,447
Satisfactory/Monitor	—	2,206	2,439	5,632	12,742	21,970	—	44,989
Substandard	—	—	—	—	—	—	—	—
Total multi-family residential real estate	4,991	3,046	2,883	5,669	16,727	67,120	—	100,436
Gross charge-offs for the three months ended	—	—	—	—	—	—	—	—
Commercial
Pass	707	2,146	1,949	1,884	1,597	5,221	4,697	18,201
Satisfactory/Monitor	264	859	1,755	1,509	1,995	5,093	556	12,031
Substandard	—		—	—	—	192	—	192
Total commercial	971	3,005	3,704	3,393	3,592	10,506	5,253	30,424
Gross charge-offs for the three months ended	—	—	—	—	—	—	—	—
Consumer
Pass	259	786	530	371	32	187	23	2,188
Satisfactory/Monitor	—	—	—	—	—	—	—	—
Substandard	—	—		—	—		—	—
Total consumer	259	786	530	371	32	187	23	2,188
Gross charge-offs for the three months ended	—	—	—	—	—	—	—	—
Municipal
Pass	3,101	91,818	7,893	8,994	384	3,588	—	115,778
Satisfactory/Monitor	1,128	408	—	—	—	—	—	1,536
Substandard	—	—	—	—	—	—	—	—
Total municipal	4,229	92,226	7,893	8,994	384	3,588	—	117,314
Gross charge-offs for the three months ended	—	—	—	—	—	—	—	—
Total Loans	$45,482	$218,656	$194,666	$114,310	$182,895	$366,969	$53,918	$1,176,896
Gross charge-offs for the three months ended	$—	$—	$—	$—	$—	$—	$—	$—

Union Bankshares, Inc. Page 15

The following table summarizes the Company's loans by year of origination and by loan ratings applied by management to the Company's loans by segment as well as gross charge-offs by year of origination and loan segment as of and for the year ended December 31, 2025:

December 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving	Total
	(Dollars in thousands)
Non-revolving residential real estate
Pass	$52,182	$67,718	$53,671	$90,305	$71,858	$69,511	$—	$405,245
Satisfactory/Monitor	5,955	6,865	5,160	9,346	5,114	6,648	—	39,088
Substandard	—	—	—	629	—	237	—	866
Total non-revolving residential real estate	58,137	74,583	58,831	100,280	76,972	76,396	—	445,199
Gross charge-offs for the year ended	—	—	—	—	—	—	—	—
Revolving residential real estate
Pass	—	—	—	—	—	—	27,284	27,284
Satisfactory/Monitor	—	—	—	—	—	—	1,771	1,771
Substandard	—	—	—	—	—	—	20	20
Total revolving residential real estate	—	—	—	—	—	—	29,075	29,075
Gross charge-offs for the year ended	—	—	—	—	—	—	—	—
Commercial construction real estate
Pass	5,464	6,170	1,265	1,493	1,108	887	—	16,387
Satisfactory/Monitor	3,999	29,181	959	—	739	79	—	34,957
Substandard	—	—	—	—	—	3	—	3
Total commercial construction real estate	9,463	35,351	2,224	1,493	1,847	969	—	51,347
Gross charge-offs for the year ended	—	—	—	—	—	—	—	—
Residential construction real estate
Pass	32,317	11,714	989	783	—	—	—	45,803
Satisfactory/Monitor	1,714	1,591	—	—	3,357	13	—	6,675
Substandard	—	—	—	—	—	—	—	—
Total residential construction real estate	34,031	13,305	989	783	3,357	13	—	52,478
Gross charge-offs for the year ended	—	—	—	—	—	—	—	—
Non-residential commercial real estate
Pass	8,114	4,897	10,954	51,325	27,871	63,526	4,729	171,416
Satisfactory/Monitor	10,839	60,589	14,690	12,398	15,742	27,512	17,049	158,819
Substandard	—	—	12,933	—	—	2,732	—	15,665
Total non-residential commercial real estate	18,953	65,486	38,577	63,723	43,613	93,770	21,778	345,900
Gross charge-offs for the year ended	—	—	—	—	—	—	—	—
Multi-family residential real estate
Pass	846	449	39	4,025	4,709	44,467	—	54,535
Satisfactory/Monitor	2,202	1,763	5,665	12,857	14,801	7,208	—	44,496
Substandard	—	—	—	—	—	238	—	238
Total multi-family residential real estate	3,048	2,212	5,704	16,882	19,510	51,913	—	99,269
Gross charge-offs for the year ended	—	—	—	—	—	—	—	—
Commercial
Pass	2,104	2,115	2,015	1,653	990	4,539	4,879	18,295
Satisfactory/Monitor	885	2,153	1,554	2,093	1,670	3,771	538	12,664
Substandard	—	—	—	—	—	200	—	200
Total commercial	2,989	4,268	3,569	3,746	2,660	8,510	5,417	31,159
Gross charge-offs for the year ended	41	—	—	—	—	—	—	41

Union Bankshares, Inc. Page 16

December 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving	Total
	(Dollars in thousands)
Consumer
Pass	1,152	564	434	40	8	192	24	2,414
Satisfactory/Monitor	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total consumer	1,152	564	434	40	8	192	24	2,414
Gross charge-offs for the year ended	—	1	4	1	—	—	—	6
Municipal
Pass	94,572	8,416	9,277	384	311	3,397	—	116,357
Satisfactory/Monitor	1,536	—	—	—	—	—	—	1,536
Substandard	—	—	—	—	—	—	—	—
Total municipal	96,108	8,416	9,277	384	311	3,397	—	117,893
Gross charge-offs for the year ended	—	—	—	—	—	—	—	—
Total Loans	$223,881	$204,185	$119,605	$187,331	$148,278	$235,160	$56,294	$1,174,734
Gross charge-offs for the year ended	$41	$1	$4	$1	$—	$—	$—	$47

A summary of current and past due loans as of March 31, 2026 and December 31, 2025 follows:

March 31, 2026	30-59 Days	60-89 Days	90 Days and Over	Total Past Due	Current	Total
	(Dollars in thousands)
Residential real estate
Non-revolving residential real estate	$3,648	$14	$—	$3,662	$440,206	$443,868
Revolving residential real estate	—	—	—	—	29,087	29,087
Construction real estate
Commercial construction real estate	—	—	—	—	43,898	43,898
Residential construction real estate	—	—	—	—	52,346	52,346
Commercial real estate
Non-residential commercial real estate	—	—	—	—	357,335	357,335
Multi-family residential real estate	225	—	—	225	100,211	100,436
Commercial	76	—	—	76	30,348	30,424
Consumer	—	—	—	—	2,188	2,188
Municipal	—	—	—	—	117,314	117,314
Total	$3,949	$14	$—	$3,963	$1,172,933	$1,176,896

Union Bankshares, Inc. Page 17

December 31, 2025	30-59 Days	60-89 Days	90 Days and Over	Total Past Due	Current	Total
	(Dollars in thousands)
Residential real estate
Non-revolving residential real estate	$2,984	$479	$867	$4,330	$440,869	$445,199
Revolving residential real estate	10	—	—	10	29,065	29,075
Construction real estate
Commercial construction real estate	74	—	3	77	51,270	51,347
Residential construction real estate	—	—	—	—	52,478	52,478
Commercial real estate
Non-residential commercial real estate	233	—	—	233	345,667	345,900
Multi-family residential real estate	—	—	—	—	99,269	99,269
Commercial	—	—	—	—	31,159	31,159
Consumer	—	—	—	—	2,414	2,414
Municipal	—	—	—	—	117,893	117,893
Total	$3,301	$479	$870	$4,650	$1,170,084	$1,174,734

A summary of nonaccrual loans as of March 31, 2026 and December 31, 2025 follows:

March 31, 2026	Nonaccrual	Nonaccrual With No Allowance for Credit Losses	90 Days and Over and Accruing
Residential real estate	(Dollars in thousands)
Non-revolving residential real estate	$612	$612	$—
Commercial real estate
Non-residential commercial real estate	12,724	—	—
Total	$13,336	$612	$—

December 31, 2025	Nonaccrual	Nonaccrual With No Allowance for Credit Losses	90 Days and Over and Accruing
Residential real estate	(Dollars in thousands)
Non-revolving residential real estate	$629	$629	$238
Construction real estate
Commercial construction real estate	—	—	3
Commercial real estate
Non-residential commercial real estate	12,933	—	—
Total	$13,562	$629	$241

There were no loans in process of foreclosure at March 31, 2026 or December 31, 2025. Aggregate interest on nonaccrual loans not recognized was $1.0 million as of March 31, 2026 and $791 thousand as of December 31, 2025.
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

Union Bankshares, Inc. Page 18

The following table presents collateral dependent loans to borrowers experiencing financial difficulty by loan class and collateral type as of the balance sheet dates:

	March 31, 2026	December 31, 2025
	Real Estate	Real Estate
	(Dollars in thousands)
Residential real estate	$612	$629
Non-residential commercial real estate	15,248	15,492
Total	$15,860	$16,121

Collateral dependent loans are loans for which the repayment is expected to be provided substantially by the underlying collateral and there are no other available and reliable sources of repayment.

Occasionally, the Company modifies loans to borrowers experiencing financial difficulty by providing interest rate reductions, term extensions, payment deferrals or principal forgiveness. When principal forgiveness is provided, the amount of forgiveness is charged off against the ACL on loans. There were no new loan modifications to borrowers experiencing financial difficulty during the three months ended March 31, 2026 or 2025.

The following tables present the performance of loans as of March 31, 2026 and December 31, 2025 that had been modified in the previous twelve months:

March 31, 2026	Current	Past Due 30-89 Days	Past Due 90 Days and Over
	(Dollars in thousands)
Non-residential commercial real estate	$12,724	$—	$—
Total	$12,724	$—	$—

December 31, 2025	Current	Past Due 30-89 Days	Past Due 90 Days and Over
	(Dollars in thousands)
Non-residential commercial real estate	$12,933	$—	$—
Total	$12,933	$—	$—

There were no loans to borrowers experiencing financial difficulty that were modified within the previous twelve months that had subsequently defaulted during the three months ended March 31, 2026 and 2025. Loans are considered defaulted at 90 days past due.

At March 31, 2026 and December 31, 2025, the Company was not committed to lend any additional funds to borrowers experiencing financial difficulty for which the Company modified the terms of the loans in the form of principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay, or a term extension.

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

RSUs. Each outstanding RSU represents the right to receive one share of the Company's common stock upon satisfaction of applicable vesting conditions. The general terms of the awards are described in the Company's 2025 Annual Report. Prior to vesting, the RSUs do not earn dividends or dividend equivalents, nor do they bear any voting rights.

Union Bankshares, Inc. Page 19

The following table summarizes the RSUs awarded to Company executives in 2026 and 2025 under the 2024 Equity Plan, and the number of such RSUs remaining unvested as of March 31, 2026:

	Number of RSUs Granted	Weighted Average Grant Date Fair Value	Number of Unvested RSUs
2026 Award	24,193	$25.03	24,193
2025 Award	18,139	$32.70	12,090
Total	42,332		36,283

The following table summarizes the RSUs awarded to Company executives in 2024 under the 2014 Equity Plan, and the number of such RSUs remaining unvested as of March 31, 2026:

	Number of RSUs Granted	Weighted Average Grant Date Fair Value	Number of Unvested RSUs
2024 Award	19,910	$28.87	2,658
Total	19,910		2,658

No new grants will be made under the 2014 Equity Plan.
Unrecognized compensation expense related to the unvested RSUs under both plans as of March 31, 2026 and 2025 was $797 thousand and $740 thousand, respectively, and $472 thousand as of December 31, 2025.
On May 21, 2025, the Company's board of directors, as a component of total director compensation, granted an aggregate of 3,616 RSUs to the Company's non-employee directors under the 2024 Equity Plan. Each RSU represents the right to receive one share of the Company's common stock upon satisfaction of applicable vesting conditions. The RSUs will vest in May 2026, subject to continued board service through the vesting date, other than in the case of the director's death or disability. Prior to vesting, the RSUs do not earn dividends or dividend equivalents, nor do they bear any voting rights. Unrecognized director compensation expense related to the unvested RSUs as of March 31, 2026 was $19 thousand.

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
The unamortized issuance costs of the Notes were $184 thousand and $193 thousand at March 31, 2026 and December 31, 2025, respectively. The Company recorded $9 thousand and $8 thousand of issuance costs in interest expense for the three months ended March 31, 2026 and 2025, respectively. The Notes are presented net of unamortized issuance costs in the consolidated balance sheets.

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

Union Bankshares, Inc. Page 20

As of the balance sheet dates, the components of Accumulated OCI, net of tax, were:

	March 31, 2026	December 31, 2025
	(Dollars in thousands)
Net unrealized losses on investment securities AFS	$(27,747)	$(25,883)

The following tables disclose the tax effects allocated to each component of OCI for the three months ended March 31:

	Three Months Ended
	March 31, 2026			March 31, 2025
	Before-Tax Amount	Tax Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax Expense	Net-of-Tax Amount
Investment securities AFS:	(Dollars in thousands)
Net unrealized holding (losses) gains arising during the period on investment securities AFS	$(2,567)	$703	$(1,864)	$3,294	$(731)	$2,563
Total other comprehensive (loss) income	$(2,567)	$703	$(1,864)	$3,294	$(731)	$2,563

There were no reclassification adjustments from OCI for the three months ended March 31, 2026 or 2025.

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

Union Bankshares, Inc. Page 21

Assets measured at fair value on a recurring basis at March 31, 2026 and December 31, 2025, segregated by fair value hierarchy level, are summarized below:

	Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2026:	(Dollars in thousands)
Debt securities AFS:
U.S. Government-sponsored enterprises	$25,092	$2,846	$22,246	—
Agency mortgage-backed	230,558	—	230,558	—
State and political subdivisions	47,198	—	47,198	—
Corporate	10,710	—	10,710	—
Total debt securities	$313,558	$2,846	$310,712	$—

Other investments:
Mutual funds	$2,033	$2,033	$—	$—

December 31, 2025:
Debt securities AFS:
U.S. Government-sponsored enterprises	$26,094	$2,843	$23,251	$—
Agency mortgage-backed	240,564	—	240,564	—
State and political subdivisions	48,220	—	48,220	—
Corporate	11,377	—	11,377	—
Total debt securities	$326,255	$2,843	$323,412	$—

Other investments:
Mutual funds	$2,038	$2,038	$—	$—

There were no transfers in or out of Levels 1 and 2 during the three months ended March 31, 2026 or the year ended December 31, 2025, nor were there any Level 3 assets at any time during these periods. Certain other assets and liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Assets and liabilities measured at fair value on a nonrecurring basis in periods after initial recognition, such as collateral dependent individually evaluated loans, MSRs and OREO, were not considered material at March 31, 2026 or December 31, 2025. The Company has not elected to apply the fair value method to any financial assets or liabilities other than those situations where other accounting pronouncements require fair value measurements.

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

Union Bankshares, Inc. Page 22

As of the balance sheet dates, the estimated fair values and related carrying amounts of the Company's significant financial instruments were as follows:

	March 31, 2026
	Fair Value Measurements
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$29,824	$29,824	$29,824	$—	$—
Interest bearing deposits in banks	7,958	7,985	—	7,985	—
Investment securities	315,591	315,591	4,879	310,712	—
Loans held for sale	4,193	4,278	—	4,278	—
Loans, net
Residential real estate	470,779	451,253	—	—	451,253
Construction real estate	95,706	95,355	—	—	95,355
Commercial real estate	454,557	444,248	—	—	444,248
Commercial	30,237	29,577	—	—	29,577
Consumer	2,189	2,158	—	—	2,158
Municipal	117,430	116,668	—	—	116,668
Accrued interest receivable	7,575	7,575	—	1,165	6,410
Nonmarketable equity securities	13,615	N/A	N/A	N/A	N/A
Financial liabilities
Deposits
Noninterest bearing	$220,708	$220,708	$220,708	$—	$—
Interest bearing	703,813	703,813	703,813	—	—
Time	275,297	274,644	—	274,644	—
Borrowed funds
Short-term	40,000	39,856	—	39,856	—
Long-term	270,981	272,230	—	272,230	—
Subordinated notes	16,316	17,416	—	17,416	—
Accrued interest payable	2,349	2,349	—	2,349	—

Union Bankshares, Inc. Page 23

	December 31, 2025
	Fair Value Measurements
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$12,300	$12,300	$12,300	$—	$—
Interest bearing deposits in banks	8,955	8,955	—	8,955	—
Investment securities	328,293	328,293	4,881	323,412	—
Loans held for sale	4,172	4,232	—	4,232	—
Loans, net
Residential real estate	471,932	451,963	—	—	451,963
Construction real estate	103,168	102,183	—	—	102,183
Commercial real estate	441,958	430,962	—	—	430,962
Commercial	30,922	30,119	—	—	30,119
Consumer	2,413	2,379	—	—	2,379
Municipal	118,000	115,749	—	—	115,749
Accrued interest receivable	6,987	6,987	—	1,488	5,499
Nonmarketable equity securities	12,283	N/A	N/A	N/A	N/A
Financial liabilities
Deposits
Noninterest bearing	$226,939	$226,939	$226,939	$—	$—
Interest bearing	725,996	725,996	725,996	—	—
Time	262,047	261,693	—	261,693	—
Borrowed funds
Short-term	15,500	15,364	—	15,364	—
Long-term	270,981	273,014	—	273,014	—
Subordinated notes	16,307	16,799	—	16,799	—
Accrued interest payable	2,981	2,981	—	2,981	—
The carrying amounts in the preceding tables are included in the consolidated balance sheets under the applicable captions. Accrued interest receivable and nonmarketable equity securities are included in Other assets in the consolidated balance sheets.

Note 12. Subsequent Events
Subsequent events represent events or transactions occurring after the balance sheet date but before the financial statements are issued. Financial statements are considered “issued” when they are widely distributed to shareholders and others for general use and reliance in a form and format that complies with GAAP. Events occurring subsequent to March 31, 2026 have been evaluated as to their potential impact to the consolidated financial statements.
On April 15, 2026, the Company declared a regular quarterly cash dividend of $0.36 per share, payable May 7, 2026, to stockholders of record on April 27, 2026.

Union Bankshares, Inc. Page 24

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
GENERAL
The following discussion and analysis focuses on those factors that, in management's view, had a material effect on the financial position of the Company as of March 31, 2026 and December 31, 2025, and its results of operations for the three months ended March 31, 2026 and 2025. This discussion is being presented to provide a narrative explanation of the consolidated financial statements and should be read in conjunction with the consolidated financial statements and related notes and with other financial data appearing elsewhere in this filing and with the Company's 2025 Annual Report. In the opinion of the Company's management, the interim unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments and disclosures necessary to fairly present the Company's consolidated financial position and results of operations for the interim periods presented. Management is not aware of the occurrence of any events after March 31, 2026 which would materially affect the information presented.
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
Forward-looking statements are based on the current assumptions underlying the statements and other information with respect to the beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions of management and the financial condition, results of operations, future performance and business are only expectations of future results. Although the Company believes that the expectations reflected in the Company’s forward-looking statements are reasonable when made, the Company’s actual results could differ materially from those projected in the forward-looking statements as a result of, among other factors, changes in interest rates; competitive pressures from other financial institutions; general economic conditions on a national basis or in the local markets in which the Company operates; downgrades of U.S. government securities; eroding public confidence in the banking system; changes in consumer behavior due to changing political, business and economic conditions, including the impact of inflation, federal tariff and trade policies, legislative or regulatory initiatives and the impact of the federal government shutdown; changes in the value of securities and other assets in the Company’s investment portfolio; increases in loan and lease default and charge-off rates; the adequacy of the ACL; decreases in deposit levels that necessitate increases in borrowing to fund loans and investments; operational risks to the Company and our vendors, including, but not limited to, cybersecurity incidents, fraud, natural disasters and future pandemics; changes in regulation, war, terrorism, civil unrest; changes in economic assumptions and adverse economic developments; the risk that goodwill and intangibles recorded in the Company’s financial statements will become impaired; changes in assumptions used in making such forward-looking statements; and the other risks and uncertainties detailed in the Company’s 2025 Annual Report.
When evaluating forward-looking statements to make decisions about the Company and our stock, investors and others are cautioned to consider these and other risks and uncertainties, and are reminded not to place undue reliance on such statements. Investors should not consider the factors referred to above or described in the Company's 2025 Annual Report to be a complete list of the risks or uncertainties that may affect the Company. Forward-looking statements speak only as of the date they are made and the Company undertakes no obligation to update them to reflect new or changed information or events, except as may be required by federal securities laws.

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

Union Bankshares, Inc. Page 25

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
Please refer to the Company's 2025 Annual Report on Form 10-K for a more in-depth discussion of the Company's critical accounting policies. There have been no changes to the Company's critical accounting policies since the filing of that report.

OVERVIEW
The financial trends for the three months ended March 31, 2026 indicate a positive trajectory for the Company. Net interest income, the largest component of net income, saw an increase due to higher interest earned on average earning assets, primarily related to investment securities and an increase in average loan volume. During the second half of 2025, the Federal Reserve implemented a series of interest rate reductions and the impact of this change is reflected in the interest paid on savings, money market accounts and time deposits. Nevertheless, interest expense increased during the first quarter of 2026, primarily driven by higher rates on interest bearing checking accounts and increased utilization of wholesale funding in borrowed funds. The net interest spread and net interest margin both improved, reflecting the overall positive impact of these changes. Noninterest income experienced modest growth in wealth management income, service fees and other income, which partially offset increases in noninterest expenses between the three month comparison periods of 2026 and 2025. For further discussion see Results of Operations on page 27.
Consolidated net income increased $503 thousand, or 20.1%, to $3.0 million for the first quarter of 2026 compared to $2.5 million for the first quarter of 2025. The increase in net income was due to the combined effects of an increase in net interest income of $1.0 million, a decrease of $560 thousand in credit loss (benefit) expense, and an increase of $54 thousand in noninterest income, partially offset by increases of $958 thousand in noninterest expenses and $178 thousand in income tax expense.
At March 31, 2026, the Company had total consolidated assets of $1.63 billion, including gross loans and loans held for sale (total loans) of $1.18 billion, deposits of $1.20 billion, borrowed funds of $311.0 million, subordinated notes of $16.3 million and stockholders' equity of $80.6 million.

The current macroeconomic and geopolitical environment is subject to a number of uncertainties, including geopolitical conflicts, tariffs and changes in trade policies, the impact of federal government shutdowns, capital markets volatility, and inflation. These and other factors may contribute to slower or negative economic growth and a challenging business environment for our customers. While we remain confident in the resilience and strength of our business and financial model, the current macroeconomic and geopolitical environment could negatively impact our financial condition and results of operations. For more information about risks the Company faces, please see “Part I, Item 1A. Risk Factors” in our 2025 Annual Report.

Union Bankshares, Inc. Page 26

The following unaudited per share information and key ratios depict several measurements of performance or financial condition at or for the three months ended March 31, 2026 and 2025:

	Three Months Ended or At March 31,
	2026	2025
Return on average assets (1)	0.74%	0.65%
Return on average equity (1)	14.49%	14.60%
Net interest margin (1)(2)	2.99%	2.88%
Efficiency ratio (3)	76.81%	75.73%
Net interest spread (4)	2.57%	2.41%
Loan to deposit ratio	98.44%	98.63%
Net loan charge-offs to average loans not held for sale	—%	—%
ACL on loans to loans not held for sale	0.69%	0.70%
Nonperforming assets to total assets (5)	0.82%	0.98%
Equity to assets	4.96%	4.60%
Total capital to risk weighted assets (6)	12.98%	12.63%
Book value per share	$17.46	$15.44
Basic earnings per share	$0.65	$0.55
Diluted earnings per share	$0.65	$0.55
Dividends paid per share	$0.36	$0.36
Dividend payout ratio (7)	55.38%	65.45%
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
(6)The ratio of total capital to risk weighted assets is a regulatory capital measurement. See page 40 for more information.
(7)Cash dividends declared and paid per share divided by consolidated net income per share

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
Interest earned, on a fully tax equivalent basis, on average earning assets for the three months ended March 31, 2026 was $19.8 million compared to $18.6 million for the three months ended March 31, 2025, an increase of $1.2 million, or 6.6%. The average earning asset base increased $78.4 million between periods and the average yield on average earning assets increased 6 bps to 5.12% for the three months ended March 31, 2026 compared to 5.06% for the three months ended March 31, 2025.
Interest income on federal funds sold and overnight deposits decreased $78 thousand between the three month comparison periods due to a decrease of 93 bps in the average yield and a decrease in the average balance maintained in Union's master account at the FRB.
Interest income, on a fully tax equivalent basis, on investment securities increased $984 thousand between the three month comparison periods due to an increase in the average yield of 66 bps and an increase in the average balance of the portfolio of $63.3 million. These increases are attributable in part to the strategic decision to position the investment portfolio for improved

Union Bankshares, Inc. Page 27

future cash flows and earnings with the purchase of approximately $75.0 million of investment securities AFS during the fourth quarter of 2025.
Interest income, on a fully tax equivalent basis, on loans increased $307 thousand between the three month comparison periods primarily due to an increase of $19.5 million in the average volume of loans outstanding and an overall increase of 1 bp in the average yield. Loan fee income was reduced by $94 thousand from the recognition of the remaining loan premiums originally paid on purchased residential loans that were paid off during the three months ended March 31, 2026, resulting in a reduction of 4 bps in the average loan yield for the three months ended March 31, 2026.
Interest expense increased $210 thousand, to $8.2 million for the three months ended March 31, 2026 compared to $8.0 million for the three months ended March 31, 2025. Average interest bearing liabilities increased $78.5 million between the three month comparison periods primarily due to an increase in average borrowed funds of $45.7 million and a $29.3 million increase in average interest bearing checking deposits related primarily to municipal account balances; reflecting funding to support asset growth. These increases were partially offset by lower interest expense on savings and money market accounts and time deposits, as declines in average rates and relatively stable balances mitigated overall funding cost pressures. The average rate paid on total interest bearing liabilities decreased 10 bps to 2.55% for the first quarter of 2026 compared to 2.65% for the first quarter of 2025 primarily due to changes in the funding mix.
Net interest income was $11.5 million, on a fully tax equivalent basis, for the three months ended March 31, 2026 compared to $10.5 million for the three months ended March 31, 2025, an increase of $1.0 million, or 9.6%, primarily attributable to higher average balances and improved yields on interest earning assets, partially offset by higher interest expense associated with increased funding balances. The net interest spread increased 16 bps to 2.57% for the first quarter of 2026, from 2.41% for the same period last year, while the net interest margin increased 11 bps to 2.99% from 2.88% over the same period, reflecting improved asset yields that outpaced increases in funding costs.

Union Bankshares, Inc. Page 28

The following table shows for the periods indicated the total amount of tax equivalent interest income recorded from average interest earning assets, the related average tax equivalent yields, the tax equivalent interest expense associated with average interest bearing liabilities, the related tax equivalent average rates paid, and the resulting tax equivalent net interest spread and margin.

	Three Months Ended March 31,
	2026			2025
	Average Balance (1)	Interest Earned/ Paid	Average Yield/ Rate	Average Balance (1)	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Average Assets:
Federal funds sold and overnight deposits	$13,429	$74	2.21%	$19,417	$152	3.14%
Interest bearing deposits in banks	8,758	85	3.95%	8,800	93	4.28%
Investment securities (2), (3)	355,084	2,819	3.18%	291,736	1,835	2.52%
Loans, net (2), (4)	1,174,487	16,579	5.72%	1,155,014	16,272	5.71%
Nonmarketable equity securities	12,651	221	7.07%	10,996	203	7.48%
Total interest earning assets (2)	1,564,409	19,778	5.12%	1,485,963	18,555	5.06%
Cash and due from banks	4,612			4,624
Premises and equipment	19,756			20,138
Other assets	32,841			23,256
Total assets	$1,621,618			$1,533,981
Average Liabilities and Stockholders' Equity:
Interest bearing checking accounts	$333,923	1,261	1.53%	$304,632	1,021	1.36%
Savings/money market accounts	402,667	1,635	1.65%	404,908	1,890	1.89%
Time deposits	260,591	2,305	3.59%	254,865	2,499	3.98%
Borrowed funds and other liabilities	289,897	2,891	3.99%	244,221	2,472	4.05%
Subordinated notes	16,310	143	3.55%	16,276	143	3.55%
Total interest bearing liabilities	1,303,388	8,235	2.55%	1,224,902	8,025	2.65%
Noninterest bearing deposits	217,145			223,450
Other liabilities	18,132			17,123
Total liabilities	1,538,665			1,465,475
Stockholders' equity	82,953			68,506
Total liabilities and stockholders’ equity	$1,621,618			$1,533,981
Net interest income		$11,543			$10,530
Net interest spread (2) (5)			2.57%			2.41%
Net interest margin (2) (6)			2.99%			2.88%

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

Union Bankshares, Inc. Page 29

Tax exempt interest income amounted to $1.6 million and $1.7 million for the three months ended March 31, 2026 and 2025, respectively. The following table presents the effect of tax exempt income on the calculation of net interest income, using a marginal federal corporate income tax rate of 21% for the three month comparison periods of 2026 and 2025:

	For the Three Months Ended March 31, 2025
	2026	2025
	(Dollars in thousands)
Net interest income, as presented	$11,295	$10,270
Effect of tax-exempt interest
Investment securities	43	35
Loans	205	225
Net interest income, tax equivalent	$11,543	$10,530

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
•changes in rate (change in rate multiplied by prior volume); and
•total change in rate and volume.

Changes attributable to both rate and volume have been allocated proportionately to the change due to volume and the change due to rate.

	Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025 Increase/(Decrease) Due to Change In
	Volume	Rate	Net

Interest earning assets:
Federal funds sold and overnight deposits	$(40)	$(38)	$(78)
Interest bearing deposits in banks	—	(8)	(8)
Investment securities	446	538	984
Loans, net	275	32	307
Nonmarketable equity securities	30	(12)	18
Total interest earning assets	711	512	1,223
Interest bearing liabilities:
Interest bearing checking accounts	103	137	240
Savings/money market accounts	(10)	(245)	(255)
Time deposits	55	(249)	(194)
Borrowed funds	453	(34)	419
Subordinated notes	—	—	—
Total interest bearing liabilities	601	(391)	210
Net change in net interest income	$110	$903	$1,013

Credit Loss (Benefit) Expense. Credit loss expense or benefit is made up of credit loss expense on loans and credit loss expense on off-balance sheet credit exposures. Credit loss expense on loans results from net charge-offs, changes to the projected loss drivers, prepayment speeds, curtailments and time to recovery that the Company forecasted over the reasonable and supportable forecast periods and changes in the volume and mix of the loan portfolio. Credit loss expense on off-balance sheet credit exposures results from changes in outstanding commitments and changes in funding rates and assumed loss rates period over period. For further details, see FINANCIAL CONDITION - Allowance for Credit Losses on Loans on page 35 and Commitments, Contingent Liabilities, and Off-Balance-Sheet Arrangements on page 37.

Union Bankshares, Inc. Page 30

Credit loss (benefit) expense was made up of the following components for the following periods:

	For the Three Months Ended March 31,
	2026	2025
	(Dollars in thousands)
Credit loss (benefit) expense for loans	$(340)	$429
Credit loss expense (benefit) for off-balance sheet credit exposures	15	(194)
Credit loss (benefit) expense, net	$(325)	$235

Noninterest Income. The following table sets forth the components of noninterest income and changes between the three month comparison periods of 2026 and 2025:

	For the Three Months Ended March 31,
	2026	2025	$ Variance	% Variance
	(Dollars in thousands)
Wealth management income	$304	$276	$28	10.1
Service fees	1,686	1,657	29	1.8
Net gains on sales of loans held for sale	350	389	(39)	(10.0)
Income from Company-owned life insurance	122	119	3	2.5
Other income	58	34	24	70.6
Net losses on other investments	(26)	(35)	9	(25.7)
Total noninterest income	$2,494	$2,440	$54	2.2

The significant changes in noninterest income for the three months ended March 31, 2026 compared to the same period of 2025 are described below:
•Wealth management income. Wealth management income increased as managed fiduciary accounts grew between first quarter of 2026 and 2025, as did the value of assets within those accounts.
•Service fees. Service fees increased $29 thousand for the three months ended March 31, 2026 compared to the same period in 2025, primarily due to increases of $31 thousand in loan servicing income and $23 thousand overdraft fees, partially offset by decreases of $13 thousand in other service fees and $8 thousand in merchant program fees.
•Net gains on sales of loans held for sale. Residential mortgage loans totaling $24.1 million were sold during the three months ended March 31, 2026, compared to sales of $25.8 million during the same period in 2025. The decrease of $39 thousand in net gains on sales of loans reflects the lower sales volume and lower premiums obtained on sales in 2026.
•Other income. The Company received $19 thousand in prepayment penalties from the early payoff of loans during the first quarter of 2026 that were not received during the same period of 2025.
Noninterest Expenses. The following table sets forth the components of noninterest expenses and changes between the three month comparison periods of 2026 and 2025:

	For the Three Months Ended March 31,
	2026	2025	$ Variance	% Variance
	(Dollars in thousands)
Salaries and wages	$4,397	$3,911	$486	12.4
Employee benefits	1,765	1,581	184	11.6
Occupancy expense, net	647	652	(5)	(0.8)
Equipment expense	1,110	1,049	61	5.8
ATM and debit card expense	320	275	45	16.4
MSR fees	48	16	32	200.0
Advertising and public relations	225	149	76	51.0
Other expenses	2,270	2,191	79	3.6
Total noninterest expense	$10,782	$9,824	$958	9.8

Union Bankshares, Inc. Page 31

The significant changes in noninterest expenses for the three months ended March 31, 2026 compared to the same period in 2025 are described below:
•Salaries and wages. Salaries and wages increased $486 thousand primarily due to annual salary adjustments for the 2026 fiscal year, a $121 thousand accrual adjustment for unused paid time off (PTO) outstanding as of March 31, 2026 related to a fourth quarter 2025 change in the PTO policy, and an increase of $82 thousand in the accrual related to the annual incentive plan payments to select officers of Union during the first quarter of 2026 compared to 2025.
•Employee benefits. Employee benefit expense increased $184 thousand for the three months ended March 31, 2026 compared to the same period in 2025 primarily due to increases of $109 thousand in premium expense for the Company's medical, disability and workers' compensation plans, $44 thousand in payroll taxes, $16 thousand in employee benefits related to the Company's deferred compensation plans and $14 thousand in 401k plan contribution expense.
•Equipment expense. Equipment expense increased between the three month comparison periods primarily due to increases of $32 thousand in software license and maintenance costs and $35 thousand in depreciation related to equipment replacement purchases.
•ATM and debit card expense. The increase of $45 thousand is primarily related to increased costs associated with debit card processing for the three months ended March 31, 2026 compared to 2025.
•Advertising and public relations. Advertising and public relations costs increased $76 thousand primarily due to a continued focus on advertising campaigns and business development activities during first quarter of 2026 that did not occur in the same period of 2025.
•Other expenses. Other expenses increased $79 thousand for the three months ended March 31, 2026 compared to the same period in 2025 due to increases in professional fees, board related expenses and other costs of employment primarily related to CEO succession expenses. There was also an $11 thousand increase in Vermont franchise taxes during the first quarter of 2026 compared to the same period in 2025.
Provision for Income Taxes. The Company has provided for current and deferred federal income taxes for the three months ended March 31, 2026 and 2025. The Company's net provision for income taxes was $328 thousand and $150 thousand for the three months ended March 31, 2026 and 2025, respectively. The Company's effective federal corporate income tax rate was 9.0% for the three months ended March 31, 2026, compared to 5.7% for the same period in 2025.
Amortization expense related to limited partnership investments is included as a component of income tax expense and amounted to $464 thousand for the three months ended March 31, 2026, compared to $452 thousand for the same period in 2025. These investments provide tax benefits, including tax credits. Low income housing and rehabilitation tax credits with respect to limited partnership investments are also included as a component of income tax expense and amounted to $509 thousand for the three months ended March 31, 2026 and $483 thousand for the three months ended March 31, 2025.

FINANCIAL CONDITION
At March 31, 2026, the Company had total consolidated assets of $1.63 billion, including gross loans and loans held for sale (total loans) of $1.18 billion, investment securities AFS of $313.6 million, deposits of $1.20 billion, borrowed funds of $311.0 million, subordinated notes of $16.3 million and stockholders' equity of $80.6 million. The Company’s total assets at March 31, 2026 increased $8.0 million, or 0.5%, from $1.62 billion at December 31, 2025, and increased $100.3 million, or 6.6%, compared to March 31, 2025.
Federal funds sold and overnight deposits increased $17.7 million, or 231.4%, to $25.3 million as of March 31, 2026, from $7.6 million at December 31, 2025.
Net loans and loans held for sale increased $2.5 million, or 0.2%, to $1.18 billion, representing 72.3% of total assets at March 31, 2026, compared to $1.17 billion, or 72.5% of total assets at December 31, 2025. (See Loans Held for Sale and Loan Portfolio below.)
Total deposits decreased $15.2 million, or 1.2%, to $1.20 billion at March 31, 2026, from $1.21 billion at December 31, 2025. Noninterest bearing deposits decreased by $6.2 million, or 2.7%, interest bearing deposits decreased by $22.2 million, or 3.1%, while time deposits increased by $13.3 million, or 5.1%. (See Deposits on page 36.)
Borrowed funds consisted of FHLB advances of $311.0 million and $286.5 million at March 31, 2026 and December 31, 2025, respectively. (See Borrowings on page 37.)
Stockholders’ equity decreased from $80.9 million at December 31, 2025 to $80.6 million at March 31, 2026, reflecting an increase of $1.9 million in accumulated other comprehensive loss due to a decrease in the fair market value of the Company's AFS investment securities and cash dividends declared of $1.7 million during the three months ended March 31, 2026. These decreases were partially offset by net income of $3.0 million for the first three months of 2026, an increase of $201 thousand in

Union Bankshares, Inc. Page 32

additional paid in capital from the vesting of stock-based compensation, and a $21 thousand increase due to the issuance of common stock under the DRIP. (See Capital Resources on page 39.)

Loans Held for Sale and Loan Portfolio. Total loans (including loans held for sale) increased $2.2 million, or 0.2%, to $1.18 billion, representing 72.7% of assets at March 31, 2026, from $1.18 billion, representing 72.9% of assets at December 31, 2025. The total loan portfolio at March 31, 2026 increased $15.9 million compared to the March 31, 2025 level of $1.17 billion, which represented 76.4% of assets. The Company’s loans consist primarily of adjustable-rate and fixed-rate mortgage loans secured by 1-to-4 family, multi-family residential or commercial real estate. Real estate secured loans represented $1.03 billion, or 87.3% of total loans at March 31, 2026 and $1.03 billion, or 87.2% of total loans at December 31, 2025. The net change in the Company's loan portfolio from December 31, 2025 (see table below) resulted primarily from an increase in the volume of commercial real estate loans, partially offset by a reduction in commercial construction loans.
The composition of the Company's loan portfolio, including loans held for sale, as of March 31, 2026 and December 31, 2025 was as follows:

	March 31, 2026		December 31, 2025
Loan Class	Amount	Percent	Amount	Percent
Residential real estate	(Dollars in thousands)
Non-revolving residential real estate	$443,868	37.6	$445,199	37.8
Revolving residential real estate	29,087	2.5	29,075	2.5
Construction real estate
Commercial construction real estate	43,898	3.7	51,347	4.4
Residential construction real estate	52,346	4.4	52,478	4.5
Commercial real estate
Non-residential commercial real estate	357,335	30.3	345,900	29.3
Multi-family residential real estate	100,436	8.5	99,269	8.4
Commercial	30,424	2.6	31,159	2.6
Consumer	2,188	0.1	2,414	0.1
Municipal	117,314	9.9	117,893	10.0
Loans held for sale	4,193	0.4	4,172	0.4
Total loans	1,181,089	100.0	1,178,906	100.0
ACL on loans	(8,071)		(8,407)
Unamortized net loan costs	2,073		2,066
Net loans and loans held for sale	$1,175,091		$1,172,565
The Company originates and sells qualified residential mortgage loans in various secondary market avenues to mitigate long-term interest rate risk and generate fee income, with a majority of sales made to the FHLMC/Freddie Mac, generally with servicing rights retained. At March 31, 2026, the Company serviced a $1.21 billion residential real estate mortgage portfolio, of which $4.2 million was held for sale and approximately $736.6 million of which was serviced for unaffiliated third parties. The Company sold $24.1 million of qualified residential real estate loans to the secondary market during the first three months of 2026 compared to sales of $25.8 million during the first three months of 2025.
The Company also originates commercial real estate and commercial loans under various SBA, USDA and State sponsored programs which provide a government agency guaranty for a portion of the loan amount. There was $1.7 million guaranteed under these various programs at March 31, 2026 on an aggregate balance of $2.2 million in subject loans.
The Company serviced $42.0 million of commercial and commercial real estate loans for unaffiliated third parties as of March 31, 2026. This included $40.9 million of commercial and commercial real estate loans the Company originated and participated out to other financial institutions. These loans were participated in the ordinary course of business on a nonrecourse basis, for liquidity or credit concentration management purposes.
The Company capitalizes MSRs for all loans sold with servicing retained. The unamortized balance of MSRs on loans sold with servicing retained was $1.8 million at March 31, 2026, with an estimated market value in excess of the carrying value as of such date. Management periodically evaluates and measures the servicing assets for impairment.
Qualifying residential first lien mortgage loans and certain commercial real estate loans with a combined carrying value of $484.1 million were pledged as collateral for borrowings from the FHLB under a blanket lien at March 31, 2026.

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
Repossessed assets, nonaccrual loans, and loans that are 90 days or more past due are considered to be nonperforming assets. The following table details the composition of the Company's nonperforming assets and amounts utilized to calculate certain asset quality ratios monitored by the Company's management as of the balance sheet dates and March 31, 2025:

	March 31, 2026	December 31, 2025	March 31, 2025
	(Dollars in thousands)
Nonaccrual loans	$13,336	$13,562	$14,964
Loans past due 90 days or more and still accruing interest	—	241	25
Total nonperforming assets	$13,336	$13,803	$14,989

ACL on loans	$8,071	$8,407	$8,110
Net (recoveries) charge-offs	$(4)	$28	$(1)
Total loans outstanding	$1,181,089	$1,178,906	$1,165,214
Total average loans outstanding	$1,174,487	$1,167,901	$1,155,014
The following table shows trends in certain asset quality ratios monitored by the Company's management as of the balance sheet dates and March 31, 2025:

	March 31, 2026	December 31, 2025	March 31, 2025
	(Dollars in thousands)
ACL on loans to total loans outstanding	0.68%	0.71%	0.70%
ACL on loans to nonperforming loans	60.52%	60.91%	54.11%
ACL on loans to nonaccrual loans	60.52%	61.99%	54.20%
Nonperforming loans to total loans	1.13%	1.17%	1.29%
Nonperforming assets to total assets	0.82%	0.85%	0.98%
Nonaccrual loans to total loans	1.13%	1.15%	1.28%
Delinquent loans (30 days to nonaccruing) to total loans	1.41%	1.49%	1.48%
Net (recoveries) charge-offs to total average loans	—%	—%	—%
Residential real estate	—%	—%	—%
Net recoveries	$(3)	$(16)	$(5)
Total average loans	$475,325	$473,743	$468,285
Commercial	—%	0.12%	—%
Net (recoveries) charge off	$(1)	$39	$—
Total average loans	$30,621	$33,246	$34,711
Consumer	—%	0.19%	0.15%
Net charge-offs	$—	$5	$4
Total average loans	$2,308	$2,676	$2,663
All other loan categories did not have charge-offs or recoveries for any of the periods presented above.
There were no loans in process of foreclosure at March 31, 2026 or December 31, 2025. The aggregate interest income not recognized on nonaccrual loans approximated $1.0 million and $791 thousand as of March 31, 2026 and December 31, 2025, respectively.

Union Bankshares, Inc. Page 34

The Company had loans rated substandard that were on performing status totaling $265 thousand and $531 thousand at March 31, 2026 and December 31, 2025, respectively. In management's view, substandard loans represent a higher degree of risk of becoming nonperforming loans in the future.
Allowance for Credit Losses on Loans. Some of the Company’s loan customers ultimately do not make all of their contractually scheduled payments, requiring the Company to charge off a portion or all of the remaining principal balance due. The Company maintains an ACL to absorb such losses. The level of the ACL on loans at March 31, 2026 represents management's estimate of expected credit losses over the expected life of the loans at the balance sheet date. The Company's policy and methodologies for establishing the ACL on loans, described in the Company's 2025 Annual Report, did not change during the first three months of 2026. The Company's ACL on loans was $8.1 million and $8.4 million at March 31, 2026 and December 31, 2025, respectively.
The following table reflects activity in the ACL on loans for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended March 31,
	2026	2025
	(Dollars in thousands)
Balance at beginning of period	$8,407	$7,680
Charge-offs	—	(4)
Recoveries	4	5
Net recoveries	4	1
Credit loss (benefit) expense	(340)	429
Balance at end of period	$8,071	$8,110
The decrease in the allowance for credit losses on loans during the first quarter of 2026 compared to the first quarter of 2025 was primarily driven by changes in credit loss expense recognized during the periods. For the three months ended March 31, 2026, the Company recorded credit loss benefit of $340 thousand, compared to credit loss expense of $429 thousand for the same period in 2025, resulting in a lower ACL on loans balance at March 31, 2026. Reduction in the allowance for individually evaluated loans accounted for $164 thousand of the decrease in credit loss expense, while the remaining decrease reflected changes in the loan mix and updates to assumptions used in estimating expected credit losses for collectively evaluated loans at March 31, 2026 compared to March 31, 2025.
The following table (net of loans held for sale) shows the internal breakdown by risk component of the Company's ACL on loans and the percentage of loans in each category to total loans in the respective portfolios at the dates indicated:

	March 31, 2026		December 31, 2025
	Amount	Percent	Amount	Percent
Residential real estate	(Dollars in thousands)
Non-revolving residential real estate	$2,753	37.7	$2,913	37.9
Revolving residential real estate	256	2.5	263	2.5
Construction real estate
Commercial construction real estate	585	3.7	654	4.4
Residential construction real estate	122	4.4	186	4.5
Commercial real estate
Non-residential commercial real estate	3,759	30.4	3,755	29.4
Multi-family residential real estate	261	8.5	239	8.4
Commercial	241	2.6	292	2.7
Consumer	3	0.2	5	0.2
Municipal	91	10.0	100	10.0
Total	$8,071	100.0	$8,407	100.0

Notwithstanding the categories shown in the table above or any specific allocation under the Company's ACL methodology, all funds in the ACL on loans are available to absorb loan losses in the portfolio, regardless of loan category or specific allocation.
Management believes, in its best estimate, that the ACL on loans at March 31, 2026 is appropriate to cover expected credit losses over the expected life of the Company’s loan portfolio as of such date. However, there can be no assurance that the

Union Bankshares, Inc. Page 35

Company will not sustain losses in future periods which could be greater than the size of the ACL on loans at March 31, 2026. In addition, our banking regulators, as an integral part of their examination process, periodically review our ACL. Such agencies may require us to recognize adjustments to the ACL based on their judgments about information available to them at the time of their examination. A large adjustment to the ACL on loans for losses in future periods could require increased credit loss expense to replenish the ACL on loans, which could negatively affect earnings.

Investment Activities. The Company's investment securities classified as AFS, which are carried at fair value, decreased $12.7 million to $313.6 million, comprising 19.3% of total assets at March 31, 2026, compared to $326.3 million, or 20.2% of total assets at December 31, 2025. The decrease between periods is due to returns of principal of $10.1 million and an increase in net unrealized losses of $2.6 million.
Net unrealized losses in the Company’s AFS investment securities portfolio were $35.7 million as of March 31, 2026, compared to net unrealized losses of $33.1 million as of December 31, 2025. The Company’s Accumulated OCI component of stockholders’ equity at March 31, 2026 reflected cumulative net unrealized losses on investment securities of $27.7 million. There were no securities classified as HTM at March 31, 2026 or December 31, 2025. The unrealized losses in the Company's AFS investment securities portfolio are primarily attributable to changes in long-term interest rates which are tied to the pricing indexes for the securities. No declines in value were deemed by management to be impairment related to credit losses at March 31, 2026. Deterioration in credit quality and/or imbalances in liquidity that may result from changes in financial market conditions might adversely affect the fair values of the Company’s investment portfolio and the amount of gains or losses ultimately realized on the sale of such securities and may also increase the potential that credit losses may be identified in future periods, resulting in credit loss expense recorded in earnings.
Investment securities AFS with a fair value of $84.7 million and $87.8 million were pledged as collateral for FHLB borrowings and other credit subject to collateralization, public unit deposits or for other purposes as required or permitted by law at March 31, 2026 and December 31, 2025, respectively. Investment securities AFS pledged as collateral for the discount window at the FRB consisted of mortgage-backed securities with a fair value of $9.1 million and $9.4 million at March 31, 2026 and December 31, 2025, respectively.
Deposits. The following table shows information concerning the Company's average deposits by account type and weighted average nominal rates at which interest was paid on such deposits for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025
	Average Balance	Percent of Total Deposits	Average Rate Paid	Average Balance	Percent of Total Deposits	Average Rate Paid
	(Dollars in thousands)
Nontime deposits:
Noninterest bearing deposits	$217,145	17.9	—%	$223,450	18.8	—%
Interest bearing checking accounts	333,923	27.5	1.53%	304,632	25.6	1.36%
Money market accounts	256,068	21.1	2.57%	259,277	21.8	2.93%
Savings accounts	146,599	12.1	0.04%	145,631	12.3	0.04%
Total nontime deposits	953,735	78.6	1.23%	932,990	78.5	1.27%
Total time deposits	260,591	21.4	3.59%	254,865	21.5	3.98%
Total deposits	$1,214,326	100.0	1.74%	$1,187,855	100.0	1.85%
During the first three months of 2026, average total deposits increased by $26.5 million, or 2.2%, compared to the three months ended March 31, 2025. The deposit mix has remained consistent between periods. The average balance of total nontime deposits increased $20.7 million between periods primarily due to municipal customers retaining deposit funds for longer periods in the first quarter of 2026 compared to the first quarter of 2025, resulting in an increase of $29.3 million in interest bearing checking accounts, partially offset by decreases of $6.3 million in noninterest bearing deposits and $3.2 million in money market accounts. The average balance in total time deposits increased $5.7 million between periods due to a $17.8 million increase in average customer time deposit accounts as customers took advantage of higher rate paying CDs, partially offset by a $12.1 million decrease in average retail brokered deposits.
The Company participates in CDARS, which permits it to offer full deposit insurance coverage to its customers by exchanging deposit balances with other CDARS participants. CDARS also provides the Company with an additional source of funding and liquidity through the purchase of deposits. There were no purchased CDARS deposits at March 31, 2026 and $248 thousand at

Union Bankshares, Inc. Page 36

December 31, 2025. There were $10.5 million and $11.3 million of time deposits of $250,000 or less on the balance sheet at March 31, 2026 and December 31, 2025, respectively, which were exchanged with other CDARS participants.
The Company also participates in the ICS program, a service through which it can offer its customers demand or savings deposit products with access to unlimited FDIC insurance, while receiving reciprocal deposits from other FDIC-insured banks. Like the exchange of certificate of deposit accounts through CDARS, exchange of demand or savings deposits through ICS provides a depositor with full deposit insurance coverage of excess balances, thereby helping the Company retain the full amount of the deposit on its balance sheet. As with the CDARS program, in addition to reciprocal deposits, participating banks may also purchase one-way ICS deposits. There were no purchased ICS deposits at March 31, 2026 or December 31, 2025. There were $246.2 million and $270.5 million in exchanged ICS demand and money market deposits on the balance sheet at March 31, 2026 and December 31, 2025, respectively.
At March 31, 2026 there were $31.8 million of retail brokered deposits at a weighted average rate of 3.92% issued under a master certificate of deposit program with a deposit broker for twelve month terms, which provided a supplemental source of funding and liquidity. There were $10.0 million of retail brokered deposits at a weighted average rate of 3.85% issued at December 31, 2025.
Uninsured deposits have been estimated to include deposits with balances greater than the FDIC insurance coverage limit of $250 thousand. This estimate by management is based on the same methodologies and assumptions used for regulatory reporting requirements. At March 31, 2026, the Company had total estimated uninsured deposit accounts totaling $419.4 million, or 35.0% of total deposits. Uninsured deposits include $22.8 million of municipal deposits that were collateralized under applicable state regulations by letters of credit issued by the FHLB at March 31, 2026, as described below under Borrowings.
The following table provides a maturity distribution of the Company’s time deposits in amounts in excess of the $250 thousand FDIC insurance limit at March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
	(Dollars in thousands)
Within 3 months	$17,280	$29,593
3 to 6 months	24,359	17,267
6 to 12 months	26,440	21,713
Over 12 months	327	523
	$68,406	$69,096

Borrowings. Advances from the FHLB are another key source of funds to support earning assets. These funds are also used to manage the Bank's interest rate and liquidity risk exposures. Borrowed funds included FHLB advances of $311.0 million with a weighted average rate of 4.04% at March 31, 2026 and $286.5 million with a weighted average rate of 4.05% at December 31, 2025. Union is required to invest in $100 par value stock of the FHLB in an amount to satisfy unpaid principal balances on qualifying loans, plus an amount to satisfy an activity based requirement. The stock is nonmarketable, and is redeemable by the FHLB at par value. With the increase in FHLB advances outstanding at March 31, 2026, the investment in FHLB Class B common stock has increased to $13.5 million at March 31, 2026 compared to $12.2 million at December 31, 2025. Union's investment in FHLB stock is carried at cost in Other assets on the consolidated balance sheets.
The Company has the authority, up to its available borrowing capacity with the FHLB, to collateralize public unit deposits with letters of credit issued by the FHLB. FHLB letters of credit in the amount of $44.0 million and $42.9 million were utilized as collateral for these deposits at March 31, 2026 and December 31, 2025, respectively. The Company's reimbursement obligations to the FHLB relating to these letters of credit are secured by pledged collateral, which reduces the Company's available borrowing capacity with the FHLB. Total fees paid by the Company in connection with the issuance of these letters of credit were $11 thousand and $12 thousand for the three months ended March 31, 2026 and 2025, respectively.
In August 2021, the Company completed the private placement of $16.5 million in aggregate principal amount of fixed-to-floating rate subordinated notes due 2031 to certain qualified institutional buyers and accredited investors. The Notes initially bear interest, payable semi-annually, at the rate of 3.25% per annum, until September 1, 2026. From and including September 1, 2026, the interest rate applicable to the outstanding principal amount due will reset quarterly to the then current three-month secured overnight financing rate (SOFR) plus 263 basis points. The Notes are presented in the consolidated balance sheets net of unamortized issuance costs of $184 thousand and $193 thousand at March 31, 2026 and December 31, 2025, respectively.

Commitments, Contingent Liabilities, and Off-Balance-Sheet Arrangements. The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers, to reduce its own exposure to fluctuations in interest rates and to implement its strategic objectives. These financial instruments include

Union Bankshares, Inc. Page 37

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
The following table details the contractual or notional amount of financial instruments that represented credit risk at the balance sheet dates:

	March 31, 2026	December 31, 2025
	2026	2025
	(Dollars in thousands)
Commitments to originate loans	$41,848	$65,558
Unused lines of credit	193,167	174,031
Standby and commercial letters of credit	1,573	1,573
Credit card arrangements	109	125
FHLB Mortgage Partnership Finance credit enhancement obligation, net	1,290	1,233
Commitment to purchase investment in a real estate limited partnership	1,000	1,000
Total	$238,987	$243,520
Commitments to originate loans are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Loan commitments generally have a fixed expiration date or other termination clause and may require payment of a fee. The decrease in commitments to originate loans and the increase in unused lines of credit at March 31, 2026 from December 31, 2025 are primarily attributable to the conversion of commercial real estate construction loan commitments at December 31, 2025 to closed loans with unused lines of credit balances at March 31, 2026. Since many of the loan commitments are expected to expire without being drawn upon and not all credit lines will be utilized, the total commitment amounts do not necessarily represent future cash requirements. Lines of credit incur seasonal volume fluctuations due to the nature of some customers' businesses, such as tourism.
The Company did not hold any derivative or hedging instruments at March 31, 2026 or December 31, 2025.
In addition to commitments with credit risks arising from the Company’s financial instruments, in the normal course of business the Company enters into other types of contractual arrangements from time to time that represent off-balance sheet commitments such as contracts for the purchase or lease of property, including real property for its banking premises.
The Company records an ACL on off-balance sheet credit exposures through a charge or credit to Credit loss (benefit) expense on the consolidated statements of income to account for the change in the ACL on off-balance sheet exposures between reporting periods. The ACL on off-balance sheet credit exposures totaled $1.1 million at March 31, 2026 and December 31, 2025, and was included in Accrued interest and other liabilities on the consolidated balance sheets. There was $15 thousand of credit loss expense and $194 thousand of credit loss benefit for off-balance sheet credit exposures recorded for the three months ended March 31, 2026 and 2025, respectively.

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

Union Bankshares, Inc. Page 38

As of March 31, 2026, Union, as a member of FHLB, had access to unused lines of credit up to $11.4 million over and above the $357.8 million in combined outstanding FHLB borrowings and other credit subject to collateralization and to the purchase of required FHLB Class B common stock and evaluation by the FHLB of the underlying collateral available. This line of credit can be used for either short-term or long-term liquidity or other funding needs.
Union also maintains an IDEAL Way Line of Credit with the FHLB. The total line available was $551 thousand at March 31, 2026. There were no borrowings against this line of credit as of such date. Interest on this line is chargeable at a rate determined by the FHLB and payable monthly. Should Union utilize this line of credit, qualified portions of the loan and investment portfolios would collateralize these borrowings.
In addition to its borrowing arrangements with the FHLB, Union maintains a pre-approved federal funds line of credit totaling $15.0 million with an upstream correspondent bank, a master brokered deposit agreement with a brokerage firm, and one-way buy options with CDARS and ICS. At March 31, 2026, there were $31.8 million in retail brokered deposits issued under a master certificate of deposit program with a broker, no purchased CDARS or ICS deposits, and no outstanding advances on the correspondent line.
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
On May 20, 2025, the Company and Union entered into an Equity Distribution Agreement with Piper Sandler & Co., as sales agent, pursuant to which the Company may sell from time to time shares of the Company's common stock, par value $2.00, having an aggregate gross sale price of up to $40,000,000. Sales of common stock under the Equity Distribution Agreement may be made in any transactions that are deemed to be "at-the-market offerings" as defined in Rule 415(a)(4) under the Securities Act, or subject to the Company's consent, in privately negotiated transactions. The shares offered and sold in the offering have been registered by the Company under the Securities Act. There were no shares issued under the offering during the three months ended March 31, 2026. As of March 31, 2026, approximately $38.5 million remains available for issuance under the offering.
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
Stockholders’ equity decreased from $80.9 million at December 31, 2025 to $80.6 million at March 31, 2026, reflecting an increase of $1.9 million in accumulated other comprehensive loss due to a decrease in the fair market value of the Company's AFS investment securities and cash dividends declared of $1.7 million during the three months ended March 31, 2026. These decreases were partially offset by net income of $3.0 million for the first three months of 2026, an increase of $201 thousand in additional paid in capital from the vesting of stock-based compensation, and a $21 thousand increase due to the issuance of common stock under the DRIP. The components of other comprehensive income are illustrated in Note 10 of the unaudited consolidated financial statements.
The Company has 7,500,000 shares of $2.00 par value common stock authorized. As of March 31, 2026, the Company had 5,084,635 shares issued, of which 4,614,049 were outstanding and 470,586 were held in treasury.
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

Union Bankshares, Inc. Page 39

The quarterly repurchase authorization expires on December 31, 2026, unless reauthorized. The Company had no repurchases under this program during the first three months of 2026.
The Company maintains a DRIP whereby registered stockholders may elect to reinvest cash dividends and make optional cash contributions to purchase additional shares of the Company's common stock. The Company has reserved 200,000 shares of its common stock for issuance and sale under the DRIP. As of March 31, 2026, 16,663 shares of stock had been issued from treasury stock under the DRIP.
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
As shown in the table below, as of March 31, 2026, both the Company and Union met all capital adequacy requirements to which they are subject and Union exceeded the requirements for a "well capitalized" bank under the FDIC's Prompt Corrective Action framework. There were no conditions or events between March 31, 2026 and the date of this report that management believes have changed either company’s regulatory capital category.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of March 31, 2026	Amount	Ratio	Amount	Ratio	Amount	Ratio
Company:	(Dollars in thousands)
Total capital to risk weighted assets	$131,582	12.98%	$81,098	8.00%	N/A	N/A
Tier 1 capital to risk weighted assets	106,089	10.46%	60,854	6.00%	N/A	N/A
Common Equity Tier 1 to risk weighted assets	106,089	10.46%	45,641	4.50%	N/A	N/A
Tier 1 capital to average assets	106,089	6.43%	65,996	4.00%	N/A	N/A

Union:
Total capital to risk weighted assets	$131,098	12.94%	$81,050	8.00%	$101,312	10.00%
Tier 1 capital to risk weighted assets	121,921	12.03%	60,808	6.00%	81,078	8.00%
Common Equity Tier 1 to risk weighted assets	121,921	12.03%	45,606	4.50%	65,876	6.50%
Tier 1 capital to average assets	121,921	7.39%	65,992	4.00%	82,491	5.00%
Dividends paid by Union are the primary source of funds available to the Company for payment of dividends to its stockholders. Union is subject to certain requirements imposed by federal banking laws and regulations, which among other things, establish minimum levels of capital and restrict the amount of dividends that may be distributed by Union to the Company.
Quarterly cash dividends of $0.36 per share were paid during the first quarter of 2026 and were declared in April for the second quarter, payable on May 7, 2026 to stockholders of record on April 27, 2026.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Omitted, in accordance with the regulatory relief available to smaller reporting companies in SEC Release Nos. 33-10513 (effective September 10, 2018).

Union Bankshares, Inc. Page 40

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer, with the assistance of the Disclosure Control Committee, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2026. Based on this evaluation they concluded that those disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files with the Commission is accumulated and communicated to the Company’s management, including its principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required information.
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

Item 1A. Risk Factors
There have been no material changes in the risk factors discussed in Part I-Item 1A, "Risk Factors" in the Company’s 2025 Annual Report since the date of the filing of that report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
There were no repurchases of the Company's equity securities, nor any sales of unregistered securities, during the quarter ended March 31, 2026.

Item 6. Exhibits.

19.1	Union Bankshares, Inc. Insider Trading Policy, previously filed with the Commission on November 19, 2025 as Exhibit 99.1 to Form 8-K and incorporated herein by reference.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the unaudited consolidated balance sheets, (ii) the unaudited consolidated statements of income for the three months ended March 31, 2026 and 2025, (iii) the unaudited consolidated statements of comprehensive income for the three months ended March 31, 2026 and 2025, (iv) the unaudited consolidated statements of changes in stockholders' equity, (iv) the unaudited consolidated statements of cash flows and (v) related notes.

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

Union Bankshares, Inc.

May 8, 2026	/s/ David S. Silverman
David S. Silverman
Director, President and Chief Executive Officer

May 8, 2026	/s/ Karyn J. Hale
Karyn J. Hale
Chief Financial Officer
(Principal Financial Officer)

Union Bankshares, Inc. Page 42