Form 10-Q
period 2026-06-30
UNION BANKSHARES INC
filed 2026-08-07
CIK 706863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2026

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐      No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of July 27, 2026.

Common Stock, $2 par value	4,945,868	shares

UNION BANKSHARES, INC.
TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	June 30, 2026	December 31, 2025
	(Unaudited)
Assets	(Dollars in thousands)
Cash and due from banks	$6,522	$4,658
Federal funds sold and overnight deposits	24,461	7,642
Cash and cash equivalents	30,983	12,300
Interest bearing deposits in banks	7,958	8,955
Investment securities available-for-sale	305,768	326,255
Other investments	2,214	2,038
Total investments	307,982	328,293
Loans held for sale	5,073	4,172
Loans	1,116,829	1,174,734
Allowance for credit losses on loans	(8,390)	(8,407)
Net deferred loan costs	2,133	2,066
Net loans	1,110,572	1,168,393
Premises and equipment, net	20,055	19,847
Other assets	76,174	75,231
Total assets	$1,558,797	$1,617,191
Liabilities and Stockholders’ Equity
Liabilities
Deposits
Noninterest bearing	$216,852	$226,939
Interest bearing	585,321	725,996
Time	291,890	262,047
Total deposits	1,094,063	1,214,982
Borrowed funds	337,075	286,481
Subordinated notes	16,324	16,307
Accrued interest and other liabilities	20,927	18,557
Total liabilities	1,468,389	1,536,327
Commitments and Contingencies
Stockholders’ Equity
Common stock, $2.00 par value; 7,500,000 shares authorized; 5,415,605 shares issued at June 30, 2026 and 5,084,635 shares issued at December 31, 2025	10,831	10,169
Additional paid-in capital	11,980	4,607
Retained earnings	98,853	96,247
Treasury stock at cost; 469,740 shares at June 30, 2026 and 471,430 shares at December 31, 2025	(4,261)	(4,276)
Accumulated other comprehensive loss	(26,995)	(25,883)
Total stockholders' equity	90,408	80,864
Total liabilities and stockholders' equity	$1,558,797	$1,617,191

See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 1

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest and dividend income	(Dollars in thousands, except per share data)
Interest and fees on loans	$16,834	$16,563	$33,208	$32,610
Interest on debt securities:
Taxable	2,305	1,314	4,694	2,726
Tax exempt	387	389	774	777
Dividends	209	199	430	402
Interest on federal funds sold and overnight deposits	246	178	320	330
Interest on interest bearing deposits in banks	76	78	161	171
Total interest and dividend income	20,057	18,721	39,587	37,016
Interest expense
Interest on deposits	5,164	5,607	10,365	11,017
Interest on borrowed funds	3,131	2,526	6,022	4,998
Interest on subordinated notes	142	142	285	285
Total interest expense	8,437	8,275	16,672	16,300
Net interest income	11,620	10,446	22,915	20,716
Credit loss expense (benefit)	175	221	(150)	456
Net interest income after credit loss expense (benefit)	11,445	10,225	23,065	20,260
Noninterest income
Wealth management income	329	295	633	571
Service fees	1,720	1,715	3,406	3,372
Net gains on sales of loans held for sale	490	480	840	869
Net gains on other investments	151	119	125	84
Other income	553	150	733	303
Total noninterest income	3,243	2,759	5,737	5,199
Noninterest expenses
Salaries and wages	4,916	4,085	9,313	7,996
Employee benefits	1,897	1,971	3,662	3,552
Occupancy expense, net	547	547	1,194	1,199
Equipment expense	1,135	1,100	2,245	2,149
Other expenses	2,968	2,784	5,831	5,415
Total noninterest expenses	11,463	10,487	22,245	20,311
Income before provision for income taxes	3,225	2,497	6,557	5,148
Provision for income taxes	301	102	629	252
Net income	$2,924	$2,395	$5,928	$4,896
Basic earnings per common share	$0.61	$0.53	$1.26	$1.08
Diluted earnings per common share	$0.60	$0.52	$1.25	$1.07
Weighted average number of common shares outstanding	4,787,472	4,544,460	4,701,076	4,541,427
Weighted average common and potential common shares for diluted EPS	4,832,616	4,580,028	4,740,389	4,573,535
Dividends per common share	$0.36	$0.36	$0.72	$0.72

See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 2

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in thousands)
Net income	$2,924	$2,395	$5,928	$4,896
Other comprehensive income (loss), net of tax:
Investment securities available-for-sale:
Net unrealized holding gains (losses) arising during the period on investment securities available-for-sale	752	203	(1,112)	2,766
Total other comprehensive income (loss)	752	203	(1,112)	2,766
Total comprehensive income	$3,676	$2,598	$4,816	$7,662

See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 3

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)

	Three Month Periods Ended June 30, 2026 and 2025
	Common Stock					Accumulated other comprehensive loss
	Shares, net of treasury	Amount	Additional paid-in capital	Retained earnings	Treasury stock		Total stockholders’ equity
	(Dollars in thousands, except per share data)
Balances, March 31, 2026	4,614,049	$10,169	$4,821	$97,590	$(4,268)	$(27,747)	$80,565
Net income	—	—	—	2,924	—	—	2,924
Other comprehensive income	—	—	—	—	—	752	752
Dividend reinvestment plan	846	—	14	—	7	—	21
Cash dividends declared ($0.36 per share)	—	—	—	(1,661)	—	—	(1,661)
Stock based compensation expense	3,164	6	364	—	—	—	370
Common stock issued, net of issuance costs	327,806	656	6,781	—	—	—	7,437
Balances, June 30, 2026	4,945,865	$10,831	$11,980	$98,853	$(4,261)	$(26,995)	$90,408

Balances, March 31, 2025	4,538,598	$10,024	$3,190	$92,589	$(4,295)	$(31,434)	$70,074
Net income	—	—	—	2,395	—	—	2,395
Other comprehensive income	—	—	—	—	—	203	203
Dividend reinvestment plan	564	—	13	—	5	—	18
Cash dividends declared ($0.36 per share)	—	—	—	(1,634)	—	—	(1,634)
Stock based compensation expense	3,736	8	142	—	—	—	150
Common stock issued, net of issuance costs	8,437	17	35	—	—	—	52
Balances, June 30, 2025	4,551,335	$10,049	$3,380	$93,350	$(4,290)	$(31,231)	$71,258

	Six Month Periods Ended June 30, 2026 and 2025
	Common Stock					Accumulated other comprehensive loss
	Shares, net of treasury	Amount	Additional paid-in capital	Retained earnings	Treasury stock		Total stockholders’ equity
	(Dollars in thousands, except per share data)
Balances, December 31, 2025	4,613,205	$10,169	$4,607	$96,247	$(4,276)	$(25,883)	$80,864
Net income	—	—	—	5,928	—	—	5,928
Other comprehensive loss	—	—	—	—	—	(1,112)	(1,112)
Dividend reinvestment plan	1,690	—	27	—	15	—	42
Cash dividends declared ($0.72 per share)	—	—	—	(3,322)	—	—	(3,322)
Stock based compensation expense	3,164	6	565	—	—	—	571
Common stock issued, net of issuance costs	327,806	656	6,781	—	—	—	7,437
Balances, June 30, 2026	4,945,865	$10,831	$11,980	$98,853	$(4,261)	$(26,995)	$90,408

Balances, December 31, 2024	4,538,009	$10,024	$3,031	$91,722	$(4,300)	$(33,997)	$66,480
Net income	—	—	—	4,896	—	—	4,896
Other comprehensive income	—	—	—	—	—	2,766	2,766
Dividend reinvestment plan	1,153	—	26	—	10	—	36
Cash dividends declared ($0.72 per share)	—	—	—	(3,268)	—	—	(3,268)
Stock based compensation expense	3,736	8	288	—	—	—	296
Common stock issued, net of issuance costs	8,437	17	35	—	—	—	52
Balances, June 30, 2025	4,551,335	$10,049	$3,380	$93,350	$(4,290)	$(31,231)	$71,258
See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 4

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash Flows From Operating Activities	(Dollars in thousands)
Net income	$5,928	$4,896
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	853	786
Credit loss (benefit) expense	(150)	456
Deferred income tax benefit	10	8
Net amortization of premiums on investment securities	16	314
Equity in losses of limited partnerships	939	909
Stock based compensation expense	571	296
Net (increase) decrease in unamortized loan costs	(67)	6
Proceeds from sales of loans held for sale	57,694	57,649
Origination of loans held for sale	(57,755)	(60,568)
Net gains on sales of loans held for sale	(840)	(869)
Net gains on disposals of premises and equipment	(381)	—
Net gains on other investments	(125)	(84)
Decrease in accrued interest receivable	1,330	989
Amortization of debt issuance costs	17	17
Increase in other assets	(299)	(1,108)
Increase in other liabilities	1,802	651
Net cash provided by operating activities	9,543	4,348
Cash Flows From Investing Activities
Interest bearing deposits in banks
Proceeds from maturities and redemptions	4,971	7,719
Purchases	(3,974)	(5,220)
Investment securities available-for-sale
Proceeds from maturities, calls and paydowns	18,873	13,207
Net purchases of other investments	(51)	(48)
Net increase in nonmarketable stock	(1,437)	(286)
Net decrease in loans	57,905	52,966
Recoveries of loans charged off	8	10
Net purchases of premises and equipment	(1,100)	(812)
Investments in limited partnerships	(307)	(705)
Proceeds from sales of premises and equipment	420	—
Net cash provided by investing activities	75,308	66,831

Union Bankshares, Inc. Page 5

	Six Months Ended June 30,
	2026	2025

Cash Flows From Financing Activities	(Dollars in thousands)
Advances on long-term borrowings	85,094	30,145
Repayment of long-term borrowings	(40,000)	(20,000)
Net increase in short-term borrowings outstanding	5,500	833
Net decrease in noninterest bearing deposits	(10,087)	(8,731)
Net decrease in interest bearing deposits	(140,675)	(136,451)
Net increase in time deposits	29,843	79,634
Proceeds from issuance of common stock, net of issuance costs	7,437	52
Dividends paid	(3,280)	(3,232)
Net cash used in financing activities	(66,168)	(57,750)
Net increase in cash and cash equivalents	18,683	13,429
Cash and cash equivalents
Beginning of period	12,300	15,838
End of period	$30,983	$29,267

Supplemental Disclosures of Cash Flow Information
Interest paid	$16,327	$16,553
Income taxes paid	$200	$200

Supplemental Schedule of Noncash Investing Activities
Investment in limited partnerships acquired by capital contributions payable	$939	$1,901

Dividends paid on Common Stock:
Dividends declared	$3,322	$3,268
Dividends reinvested	(42)	(36)
	$3,280	$3,232

See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 6

UNION BANKSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
Note 1.    Basis of Presentation
The accompanying unaudited interim consolidated financial statements of Union Bankshares, Inc. and Subsidiary (together, the Company) as of June 30, 2026, and for the three and six months ended June 30, 2026 and 2025, have been prepared in conformity with GAAP for interim financial information, general practices within the banking industry, and the accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (2025 Annual Report). The Company's sole subsidiary is Union Bank. In the opinion of the Company’s management, all adjustments, consisting only of normal recurring adjustments and disclosures necessary for a fair presentation of the information contained herein, have been made. This information should be read in conjunction with the Company’s 2025 Annual Report. The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2026, or any future interim period.
The Company is a “smaller reporting company” and as permitted under the rules and regulations of the SEC, has elected to provide its consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for a two year, rather than three year, period. The Company has also elected to provide certain other scaled disclosures in this report, as permitted for smaller reporting companies. Certain amounts in the 2025 consolidated financial statements have been reclassified to conform to the current year presentation.
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

Union Bankshares, Inc. Page 7

Note 3. Per Share Information
The following table presents the reconciliation between the calculation of basic EPS and diluted EPS for the three and six months ended June 30, 2026 and 2025:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in thousands, except per share data)
Net income	$2,924	$2,395	$5,928	$4,896
Weighted average common shares outstanding for basic EPS	4,787,472	4,544,460	4,701,076	4,541,427
Dilutive effect of stock-based awards (1)	45,144	35,568	39,313	32,108
Weighted average common and potential common shares for diluted EPS	4,832,616	4,580,028	4,740,389	4,573,535
Earnings per common share:
Basic EPS	$0.61	$0.53	$1.26	$1.08
Diluted EPS	$0.60	$0.52	$1.25	$1.07
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

Note 5. Investment Securities

Debt securities AFS as of the balance sheet dates consisted of the following:

June 30, 2026	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. Government-sponsored enterprises	$26,957	$—	$(2,094)	$24,863
Agency mortgage-backed	246,768	133	(25,441)	221,460
State and political subdivisions	55,281	4	(6,400)	48,885
Corporate	11,500	—	(940)	10,560
Total	$340,506	$137	$(34,875)	$305,768

Union Bankshares, Inc. Page 8

December 31, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. Government-sponsored enterprises	$28,143	$—	$(2,049)	$26,094
Agency mortgage-backed	264,317	274	(24,027)	240,564
State and political subdivisions	55,434	10	(7,224)	48,220
Corporate	11,500	—	(123)	11,377
Total	$359,394	$284	$(33,423)	$326,255
There were no investment securities HTM at June 30, 2026 or December 31, 2025. At such dates, investment securities AFS with a fair value of $90.4 million and $87.8 million, respectively, were pledged as collateral for FHLB borrowings and other credit subject to collateralization, public unit deposits or for other purposes as required or permitted by law. Investment securities AFS pledged as collateral for access to the discount window credit facility at the FRB consisted of mortgage-backed securities with a fair value of $28.9 million and $9.4 million at June 30, 2026 and December 31, 2025, respectively.

The amortized cost and estimated fair value of debt securities by contractual scheduled maturity as of June 30, 2026 were as follows:

	Amortized Cost	Fair Value
Available-for-sale	(Dollars in thousands)
Due in one year or less	$2,006	$2,003
Due from one to five years	17,168	15,986
Due from five to ten years	7,810	7,163
Due after ten years	66,754	59,156
	93,738	84,308
Agency mortgage-backed	246,768	221,460
Total debt securities available-for-sale	$340,506	$305,768

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

Information pertaining to all AFS debt securities with gross unrealized losses for which an ACL has not been recorded as of the balance sheet dates, aggregated by investment category and length of time that individual securities have been in a continuous loss position were as follows:

June 30, 2026	Less Than 12 Months			12 Months and Over			Total
	Number of Securities	Fair Value	Gross Unrealized Loss	Number of Securities	Fair Value	Gross Unrealized Loss	Number of Securities	Fair Value	Gross Unrealized Loss
		(Dollars in thousands)
U.S. Government- sponsored enterprises	—	$—	$—	22	$24,863	$(2,094)	22	$24,863	$(2,094)
Agency mortgage-backed	22	82,427	(1,592)	87	117,415	(23,849)	109	199,842	(25,441)
State and political subdivisions	1	1,569	(2)	52	46,812	(6,398)	53	48,381	(6,400)
Corporate	3	9,067	(933)	3	1,493	(7)	6	10,560	(940)
Total	26	$93,063	$(2,527)	164	$190,583	$(32,348)	190	$283,646	$(34,875)

Union Bankshares, Inc. Page 9

December 31, 2025	Less Than 12 Months			12 Months and Over			Total
	Number of Securities	Fair Value	Gross Unrealized Loss	Number of Securities	Fair Value	Gross Unrealized Loss	Number of Securities	Fair Value	Gross Unrealized Loss
		(Dollars in thousands)
U.S. Government- sponsored enterprises	—	$—	$—	23	$26,052	$(2,049)	23	$26,052	$(2,049)
Agency mortgage-backed	18	80,477	(487)	92	139,315	(23,540)	110	219,792	(24,027)
State and political subdivisions	1	1,554	(18)	52	46,157	(7,206)	53	47,711	(7,224)
Corporate	2	2,884	(116)	2	993	(7)	4	3,877	(123)
Total	21	$84,915	$(621)	169	$212,517	$(32,802)	190	$297,432	$(33,423)

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

No ACL for AFS debt securities was recorded at June 30, 2026 or December 31, 2025. Accrued interest receivable on AFS debt securities totaled $1.4 million and $1.5 million at June 30, 2026 and December 31, 2025, respectively, and is excluded from the estimate of credit losses.

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

Union Bankshares, Inc. Page 10

The composition of Net loans as of the balance sheet dates, by regulatory call report code segmentation based on underlying collateral or purpose for certain loan types, was as follows:

	June 30, 2026	December 31, 2025
Residential real estate	(Dollars in thousands)
Non-revolving residential real estate	$455,932	$445,199
Revolving residential real estate	31,650	29,075
Construction real estate
Commercial construction real estate	46,776	51,347
Residential construction real estate	52,290	52,478
Commercial real estate
Non-residential commercial real estate	366,191	345,900
Multi-family residential real estate	99,045	99,269
Commercial	30,493	31,159
Consumer	2,380	2,414
Municipal	32,072	117,893
Gross loans	1,116,829	1,174,734
Allowance for credit losses on loans	(8,390)	(8,407)
Net deferred loan costs	2,133	2,066
Net loans	$1,110,572	$1,168,393
June 30th marks the end of the fiscal year for the majority of the Company's municipal customers, and several customers are required to reduce their outstanding short term debts to zero for at least one day during their fiscal year. The one day requirement traditionally occurs annually on June 30th and as a result the Company experienced a decrease in outstanding municipal loan balances as of June 30, 2026.
Qualifying residential first mortgage loans and certain commercial real estate loans with an aggregate carrying value of $480.0 million and $492.9 million were pledged as collateral for borrowings from the FHLB under a blanket lien at June 30, 2026 and December 31, 2025, respectively.
Accrued interest receivable on loans totaled $4.2 million and $5.5 million at June 30, 2026 and December 31, 2025, respectively, and is excluded from the estimate of credit losses described in Note 7.

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

Union Bankshares, Inc. Page 11

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

Union Bankshares, Inc. Page 12

Changes in the ACL on loans, by loan segment, for the three and six months ended June 30, 2026 and 2025 were as follows:

For The Three Months Ended June 30, 2026	Balance, March 31, 2026	Charge-Offs	Recoveries	Credit Loss Expense (Benefit)	Balance, June 30, 2026
	(Dollars in thousands)
Non-revolving residential real estate	$2,753	$—	$4	$67	$2,824
Revolving residential real estate	256	—	—	22	278
Residential real estate	3,009	—	4	89	3,102
Commercial construction real estate	585	—	—	35	620
Residential construction real estate	122	—	—	(1)	121
Construction real estate	707	—	—	34	741
Non-residential commercial real estate	3,759	—	—	252	4,011
Multi-family residential real estate	261	—	—	(4)	257
Commercial real estate	4,020	—	—	248	4,268
Commercial	241	—	—	3	244
Consumer	3	—	—	(1)	2
Municipal	91	—	—	(58)	33
Total	$8,071	$—	$4	$315	$8,390

For The Six Months Ended June 30, 2026	Balance, December 31, 2025	Charge-Offs	Recoveries	Credit Loss Expense (Benefit)	Balance, June 30, 2026
	(Dollars in thousands)
Non-revolving residential real estate	$2,913	$—	$7	$(96)	$2,824
Revolving residential real estate	263	—	—	15	278
Residential real estate	3,176	—	7	(81)	3,102
Commercial construction real estate	654	—	—	(34)	620
Residential construction real estate	186	—	—	(65)	121
Construction real estate	840	—	—	(99)	741
Non-residential commercial real estate	3,755	—	—	256	4,011
Multi-family residential real estate	239	—	—	18	257
Commercial real estate	3,994	—	—	274	4,268
Commercial	292	—	1	(49)	244
Consumer	5	—	—	(3)	2
Municipal	100	—	—	(67)	33
Total	$8,407	$—	$8	$(25)	$8,390

Union Bankshares, Inc. Page 13

For The Three Months Ended June 30, 2025	Balance, March 31, 2025	Charge-Offs	Recoveries	Credit Loss Expense (Benefit)	Balance, June 30, 2025
	(Dollars in thousands)
Non-revolving residential real estate	$2,866	$—	$4	$35	$2,905
Revolving residential real estate	200	—	—	30	230
Residential real estate	3,066	—	4	65	3,135
Commercial construction real estate	822	—	—	197	1,019
Residential construction real estate	196	—	—	23	219
Construction real estate	1,018	—	—	220	1,238
Non-residential commercial real estate	3,255	—	—	(55)	3,200
Multi-family residential real estate	258	—	—	—	258
Commercial real estate	3,513	—	—	(55)	3,458
Commercial	427	—	—	12	439
Consumer	7	—	1	(2)	6
Municipal	79	—	—	(48)	31
Total	$8,110	$—	$5	$192	$8,307

For The Six Months Ended June 30, 2025	Balance, December 31, 2024	Charge-Offs	Recoveries	Credit Loss Expense (Benefit)	Balance, June 30, 2025
	(Dollars in thousands)
Non-revolving residential real estate	$3,212	$—	$9	$(316)	$2,905
Revolving residential real estate	280	—	—	(50)	230
Residential real estate	3,492	—	9	(366)	3,135
Commercial construction real estate	651	—	—	368	1,019
Residential construction real estate	102	—	—	117	219
Construction real estate	753	—	—	485	1,238
Non-residential commercial real estate	2,766	—	—	434	3,200
Multi-family residential real estate	212	—	—	46	258
Commercial real estate	2,978	—	—	480	3,458
Commercial	377	—	—	62	439
Consumer	6	(4)	1	3	6
Municipal	74	—	—	(43)	31
Total	$7,680	$(4)	$10	$621	$8,307

The Company's ACL on off-balance sheet credit exposures is recognized as a liability within Accrued interest and other liabilities on the consolidated balance sheets, with adjustments to the ACL recognized in Credit loss expense (benefit) in the consolidated statements of income. The activity in the ACL on off-balance sheet credit exposures for the three and six months ended June 30, 2026 and 2025 was as follows:

	For The Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
ACL on Off-Balance Sheet Credit Exposures	(Dollars in thousands)
Balance at beginning of period	$1,105	$877	$1,090	$1,071
Credit loss (benefit) expense	(140)	29	(125)	(165)
Balance at end of period	$965	$906	$965	$906

Union Bankshares, Inc. Page 14

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

The following table summarizes the Company's loans by year of origination and by loan ratings applied by management to the Company's loans by segment as well as gross charge-offs by year of origination and loan segment as of and for the period ended June 30, 2026:

June 30, 2026	2026	2025	2024	2023	2022	Prior	Revolving	Total
	(Dollars in thousands)
Non-revolving residential real estate
Pass	$40,368	$50,664	$57,136	$47,069	$85,136	$137,032	$—	$417,405
Satisfactory/Monitor	3,225	4,961	5,701	3,890	8,912	10,868	—	37,557
Substandard	—	—	—	—	861	109	—	970
Total non-revolving residential real estate	43,593	55,625	62,837	50,959	94,909	148,009	—	455,932
Gross charge-offs for the six months ended	—	—	—	—	—	—	—	—
Revolving residential real estate
Pass	—	—	—	—	—	—	29,706	29,706
Satisfactory/Monitor	—	—	—	—	—	—	1,944	1,944
Substandard	—	—	—	—	—	—	—	—
Total revolving residential real estate	—	—	—	—	—	—	31,650	31,650
Gross charge-offs for the six months ended	—	—	—	—	—	—	—	—
Commercial construction real estate
Pass	2,517	4,621	5,247	911	1,288	1,578	—	16,162
Satisfactory/Monitor	15,637	7,822	5,440	946	—	769	—	30,614
Substandard	—	—	—	—	—	—	—	—
Total commercial construction real estate	18,154	12,443	10,687	1,857	1,288	2,347	—	46,776
Gross charge-offs for the six months ended	—	—	—	—	—	—	—	—
Residential construction real estate
Pass	8,122	29,024	7,335	533	347	—	—	45,361
Satisfactory/Monitor	42	3,160	359	—	—	3,368	—	6,929
Substandard	—	—	—	—	—	—	—	—
Total residential construction real estate	8,164	32,184	7,694	533	347	3,368	—	52,290
Gross charge-offs for the six months ended	—	—	—	—	—	—	—	—

Union Bankshares, Inc. Page 15

June 30, 2026	2026	2025	2024	2023	2022	Prior	Revolving	Total
	(Dollars in thousands)
Non-residential commercial real estate
Pass	7,633	5,310	4,860	12,963	50,074	91,458	4,728	177,026
Satisfactory/Monitor	4,555	10,837	87,883	12,322	12,036	29,196	15,655	172,484
Substandard	—	—	—	12,513	—	3,859	309	16,681
Total non-residential commercial real estate	12,188	16,147	92,743	37,798	62,110	124,513	20,692	366,191
Gross charge-offs for the six months ended	—	—	—	—	—	—	—	—
Multi-family residential real estate
Pass	5,023	836	1,325	34	3,944	44,817	—	55,979
Satisfactory/Monitor	—	1,943	1,884	5,598	12,448	20,969	—	42,842
Substandard	—	—	—	—	—	224	—	224
Total multi-family residential real estate	5,023	2,779	3,209	5,632	16,392	66,010	—	99,045
Gross charge-offs for the six months ended	—	—	—	—	—	—	—	—
Commercial
Pass	1,497	2,035	2,589	1,721	1,439	5,089	4,733	19,103
Satisfactory/Monitor	541	829	816	1,460	1,896	4,885	778	11,205
Substandard	—	—	—	—	—	185	—	185
Total commercial	2,038	2,864	3,405	3,181	3,335	10,159	5,511	30,493
Gross charge-offs for the six months ended	—	—	—	—	—	—	—	—
Consumer
Pass	773	538	514	323	29	181	22	2,380
Satisfactory/Monitor	—	—	—	—	—	—	—	—
Substandard	—	—		—	—		—	—
Total consumer	773	538	514	323	29	181	22	2,380
Gross charge-offs for the six months ended	—	—	—	—	—	—	—	—
Municipal
Pass	4,607	6,141	7,514	8,934	239	3,101	—	30,536
Satisfactory/Monitor	1,528	8	—	—	—	—	—	1,536
Substandard	—	—	—	—	—	—	—	—
Total municipal	6,135	6,149	7,514	8,934	239	3,101	—	32,072
Gross charge-offs for the six months ended	—	—	—	—	—	—	—	—
Total Loans	$96,068	$128,729	$188,603	$109,217	$178,649	$357,688	$57,875	$1,116,829
Gross charge-offs for the six months ended	$—	$—	$—	$—	$—	$—	$—	$—

Union Bankshares, Inc. Page 16

The following table summarizes the Company's loans by year of origination and by loan ratings applied by management to the Company's loans by segment as well as gross charge-offs by year of origination and loan segment as of and for the year ended December 31, 2025:

December 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving	Total
	(Dollars in thousands)
Non-revolving residential real estate
Pass	$52,182	$67,718	$53,671	$90,305	$71,858	$69,511	$—	$405,245
Satisfactory/Monitor	5,955	6,865	5,160	9,346	5,114	6,648	—	39,088
Substandard	—	—	—	629	—	237	—	866
Total non-revolving residential real estate	58,137	74,583	58,831	100,280	76,972	76,396	—	445,199
Gross charge-offs for the year ended	—	—	—	—	—	—	—	—
Revolving residential real estate
Pass	—	—	—	—	—	—	27,284	27,284
Satisfactory/Monitor	—	—	—	—	—	—	1,771	1,771
Substandard	—	—	—	—	—	—	20	20
Total revolving residential real estate	—	—	—	—	—	—	29,075	29,075
Gross charge-offs for the year ended	—	—	—	—	—	—	—	—
Commercial construction real estate
Pass	5,464	6,170	1,265	1,493	1,108	887	—	16,387
Satisfactory/Monitor	3,999	29,181	959	—	739	79	—	34,957
Substandard	—	—	—	—	—	3	—	3
Total commercial construction real estate	9,463	35,351	2,224	1,493	1,847	969	—	51,347
Gross charge-offs for the year ended	—	—	—	—	—	—	—	—
Residential construction real estate
Pass	32,317	11,714	989	783	—	—	—	45,803
Satisfactory/Monitor	1,714	1,591	—	—	3,357	13	—	6,675
Substandard	—	—	—	—	—	—	—	—
Total residential construction real estate	34,031	13,305	989	783	3,357	13	—	52,478
Gross charge-offs for the year ended	—	—	—	—	—	—	—	—
Non-residential commercial real estate
Pass	8,114	4,897	10,954	51,325	27,871	63,526	4,729	171,416
Satisfactory/Monitor	10,839	60,589	14,690	12,398	15,742	27,512	17,049	158,819
Substandard	—	—	12,933	—	—	2,732	—	15,665
Total non-residential commercial real estate	18,953	65,486	38,577	63,723	43,613	93,770	21,778	345,900
Gross charge-offs for the year ended	—	—	—	—	—	—	—	—
Multi-family residential real estate
Pass	846	449	39	4,025	4,709	44,467	—	54,535
Satisfactory/Monitor	2,202	1,763	5,665	12,857	14,801	7,208	—	44,496
Substandard	—	—	—	—	—	238	—	238
Total multi-family residential real estate	3,048	2,212	5,704	16,882	19,510	51,913	—	99,269
Gross charge-offs for the year ended	—	—	—	—	—	—	—	—
Commercial
Pass	2,104	2,115	2,015	1,653	990	4,539	4,879	18,295
Satisfactory/Monitor	885	2,153	1,554	2,093	1,670	3,771	538	12,664
Substandard	—	—	—	—	—	200	—	200
Total commercial	2,989	4,268	3,569	3,746	2,660	8,510	5,417	31,159
Gross charge-offs for the year ended	41	—	—	—	—	—	—	41

Union Bankshares, Inc. Page 17

December 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving	Total
	(Dollars in thousands)
Consumer
Pass	1,152	564	434	40	8	192	24	2,414
Satisfactory/Monitor	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total consumer	1,152	564	434	40	8	192	24	2,414
Gross charge-offs for the year ended	—	1	4	1	—	—	—	6
Municipal
Pass	94,572	8,416	9,277	384	311	3,397	—	116,357
Satisfactory/Monitor	1,536	—	—	—	—	—	—	1,536
Substandard	—	—	—	—	—	—	—	—
Total municipal	96,108	8,416	9,277	384	311	3,397	—	117,893
Gross charge-offs for the year ended	—	—	—	—	—	—	—	—
Total Loans	$223,881	$204,185	$119,605	$187,331	$148,278	$235,160	$56,294	$1,174,734
Gross charge-offs for the year ended	$41	$1	$4	$1	$—	$—	$—	$47

A summary of current and past due loans as of June 30, 2026 and December 31, 2025 follows:

June 30, 2026	30-59 Days	60-89 Days	90 Days and Over	Total Past Due	Current	Total
	(Dollars in thousands)
Residential real estate
Non-revolving residential real estate	$109	$540	$815	$1,464	$454,468	$455,932
Revolving residential real estate	100	—	—	100	31,550	31,650
Construction real estate
Commercial construction real estate	—	—	—	—	46,776	46,776
Residential construction real estate	—	—	—	—	52,290	52,290
Commercial real estate
Non-residential commercial real estate	4,478	309	—	4,787	361,404	366,191
Multi-family residential real estate	224	—	—	224	98,821	99,045
Commercial	192	9	—	201	30,292	30,493
Consumer	—	—	—	—	2,380	2,380
Municipal	—	—	—	—	32,072	32,072
Total	$5,103	$858	$815	$6,776	$1,110,053	$1,116,829

Union Bankshares, Inc. Page 18

December 31, 2025	30-59 Days	60-89 Days	90 Days and Over	Total Past Due	Current	Total
	(Dollars in thousands)
Residential real estate
Non-revolving residential real estate	$2,984	$479	$867	$4,330	$440,869	$445,199
Revolving residential real estate	10	—	—	10	29,065	29,075
Construction real estate
Commercial construction real estate	74	—	3	77	51,270	51,347
Residential construction real estate	—	—	—	—	52,478	52,478
Commercial real estate
Non-residential commercial real estate	233	—	—	233	345,667	345,900
Multi-family residential real estate	—	—	—	—	99,269	99,269
Commercial	—	—	—	—	31,159	31,159
Consumer	—	—	—	—	2,414	2,414
Municipal	—	—	—	—	117,893	117,893
Total	$3,301	$479	$870	$4,650	$1,170,084	$1,174,734

A summary of nonaccrual loans as of June 30, 2026 and December 31, 2025 follows:

June 30, 2026	Nonaccrual	Nonaccrual With No Allowance for Credit Losses	90 Days and Over and Accruing
Residential real estate	(Dollars in thousands)
Non-revolving residential real estate	$721	$611	$203
Commercial real estate
Non-residential commercial real estate	14,026	—	—
Multi-family residential real estate	224	—	—
Total	$14,971	$611	$203

December 31, 2025	Nonaccrual	Nonaccrual With No Allowance for Credit Losses	90 Days and Over and Accruing
Residential real estate	(Dollars in thousands)
Non-revolving residential real estate	$629	$629	$238
Construction real estate
Commercial construction real estate	—	—	3
Commercial real estate
Non-residential commercial real estate	12,933	—	—
Total	$13,562	$629	$241

There were no loans in process of foreclosure at June 30, 2026 or December 31, 2025. Aggregate interest on nonaccrual loans not recognized was $1.2 million as of June 30, 2026 and $791 thousand as of December 31, 2025.
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

Union Bankshares, Inc. Page 19

The following table presents collateral dependent loans to borrowers experiencing financial difficulty by loan class and collateral type as of the balance sheet dates:

	June 30, 2026	December 31, 2025
	Real Estate	Real Estate
	(Dollars in thousands)
Residential real estate	$612	$629
Non-residential commercial real estate	16,515	15,492
Total	$17,127	$16,121

Collateral dependent loans are loans for which the repayment is expected to be provided substantially by the underlying collateral and there are no other available and reliable sources of repayment.

Occasionally, the Company modifies loans to borrowers experiencing financial difficulty by providing interest rate reductions, term extensions, payment deferrals or principal forgiveness. When principal forgiveness is provided, the amount of forgiveness is charged off against the ACL on loans. There were no new loan modifications to borrowers experiencing financial difficulty as of and for the three and six months ended June 30, 2026.

The following tables summarize loan modifications to borrowers experiencing financial difficulty for the three and six months ended June 30, 2025:

	Payment Delay
	Three Months Ended June 30, 2025		Six Months Ended June 30, 2025
	Amortized Cost Basis	% of Loan Class	Amortized Cost Basis	% of Loan Class	Financial Effect
	(Dollars in thousands)
Commercial construction real estate	$12,480	21.75%	$12,480	21.75%	Modification extended loan draw period 6 months, extended interest only payments by 12 months and extended maturity date by 18 months.

As of June 30, 2026, there were no loans modified in the previous twelve months. The following table presents the performance of loans as of December 31, 2025 that had been modified in the previous twelve months:

December 31, 2025	Current	Past Due 30-89 Days	Past Due 90 Days and Over
	(Dollars in thousands)
Non-residential commercial real estate	$12,933	$—	$—
Total	$12,933	$—	$—

There were no loans to borrowers experiencing financial difficulty that were modified within the previous twelve months that had subsequently defaulted during the three and six months ended June 30, 2026 and 2025. Loans are considered defaulted at 90 days past due.

At June 30, 2026 and December 31, 2025, the Company was not committed to lend any additional funds to borrowers experiencing financial difficulty for which the Company modified the terms of the loans in the form of principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay, or a term extension.

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

Union Bankshares, Inc. Page 20

RSUs. Each outstanding RSU represents the right to receive one share of the Company's common stock upon satisfaction of applicable vesting conditions. The general terms of the awards are described in the Company's 2025 Annual Report. Prior to vesting, the RSUs do not earn dividends or dividend equivalents, nor do they bear any voting rights.
The following table summarizes the RSUs awarded to Company executives in 2026 and 2025 under the 2024 Equity Plan, and the number of such RSUs remaining unvested as of June 30, 2026:

	Number of RSUs Granted	Weighted Average Grant Date Fair Value	Number of Unvested RSUs
2026 Award	3,000	$23.79	3,000
2026 Award	24,193	$25.03	14,785
2025 Award	18,139	$32.70	12,090
Total	45,332		29,875

The following table summarizes the RSUs awarded to Company executives in 2024 under the 2014 Equity Plan, and the number of such RSUs remaining unvested as of June 30, 2026:

	Number of RSUs Granted	Weighted Average Grant Date Fair Value	Number of Unvested RSUs
2024 Award	19,910	$28.87	1,557
Total	19,910		1,557

No new grants will be made under the 2014 Equity Plan.
Unrecognized compensation expense related to the unvested RSUs under both plans as of June 30, 2026 and 2025 was $359 thousand and $493 thousand, respectively, and $472 thousand as of December 31, 2025.
On May 20, 2026, the Company's board of directors, as a component of total director compensation, granted an aggregate of 5,552 RSUs to the Company's non-employee directors under the 2024 Equity Plan. Each RSU represents the right to receive one share of the Company's common stock upon satisfaction of applicable vesting conditions. The RSUs will vest in May 2027, subject to continued board service through the vesting date, other than in the case of the director's death or disability. Prior to vesting, the RSUs do not earn dividends or dividend equivalents, nor do they bear any voting rights. Unrecognized director compensation expense related to the unvested RSUs as of June 30, 2026 was $119 thousand.

Note 9. Subordinated Notes
In August 2021, the Company completed the private placement of $16.5 million in aggregate principal amount of fixed-to-floating rate subordinated notes due in 2031 (the "Notes") to certain qualified institutional buyers and accredited investors. The Notes initially bear interest, payable semi-annually, at the rate of 3.25% per annum, until September 1, 2026. From and including September 1, 2026, the interest rate applicable to the outstanding principal amount due will reset quarterly to the then current three-month secured overnight financing rate (SOFR) plus 263 basis points. At its option, the Company may redeem the Notes, in whole or in part, beginning with the interest payment date of September 1, 2026 but not generally prior thereto, and on any scheduled interest payment date thereafter. The Notes qualify as Tier 2 capital instruments for the Company under bank holding company regulatory capital guidelines for the five year period after initial issuance. Thereafter, Tier 2 capital treatment will decline by 20% per year.
The Company used the proceeds primarily to provide additional Tier 1 capital to the Company's wholly-owned subsidiary, Union Bank, to support its growth and for other general corporate purposes.
The unamortized issuance costs of the Notes were $176 thousand and $193 thousand at June 30, 2026 and December 31, 2025, respectively. The Company recorded $8 thousand and $9 thousand of issuance costs in interest expense for the three months ended June 30, 2026 and 2025, respectively, and $17 thousand for the six months ended June 30, 2026 and 2025. The Notes are presented net of unamortized issuance costs in the consolidated balance sheets.

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

Union Bankshares, Inc. Page 21

of such items, net of tax effect, is reported as a separate component of the equity section of the consolidated balance sheets (Accumulated OCI). OCI, along with net income, comprises the Company's total comprehensive income or loss.

As of the balance sheet dates, the components of Accumulated OCI, net of tax, were:

	June 30, 2026	December 31, 2025
	(Dollars in thousands)
Net unrealized losses on investment securities AFS	$(26,995)	$(25,883)

The following tables disclose the tax effects allocated to each component of OCI for the three and six months ended June 30:

	Three Months Ended
	June 30, 2026			June 30, 2025
	Before-Tax Amount	Tax Expense	Net-of-Tax Amount	Before-Tax Amount	Tax Expense	Net-of-Tax Amount
Investment securities AFS:	(Dollars in thousands)
Net unrealized holding gains arising during the period on investment securities AFS	$969	$(217)	$752	$261	$(58)	$203
Total other comprehensive income	$969	$(217)	$752	$261	$(58)	$203

	Six Months Ended
	June 30, 2026			June 30, 2025
	Before-Tax Amount	Tax Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax Expense	Net-of-Tax Amount
Investment securities AFS:	(Dollars in thousands)
Net unrealized holding (losses) gains arising during the period on investment securities AFS	$(1,598)	$486	$(1,112)	$3,555	$(789)	$2,766
Total other comprehensive (loss) income	$(1,598)	$486	$(1,112)	$3,555	$(789)	$2,766

There were no reclassification adjustments from OCI for the three and six months ended June 30, 2026 or 2025.

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

Union Bankshares, Inc. Page 22

bids, quotes and pricing models. Inputs to the pricing models include recent trades, benchmark interest rates, spreads and actual and projected cash flows.
Mutual funds: Mutual funds have been valued using unadjusted quoted prices from active markets and therefore have been classified as Level 1.
Assets measured at fair value on a recurring basis at June 30, 2026 and December 31, 2025, segregated by fair value hierarchy level, are summarized below:

	Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2026:	(Dollars in thousands)
Debt securities AFS:
U.S. Government-sponsored enterprises	$24,863	$2,856	$22,007	$—
Agency mortgage-backed	221,460	—	221,460	—
State and political subdivisions	48,885	—	48,885	—
Corporate	10,560	—	10,560	—
Total debt securities	$305,768	$2,856	$302,912	$—

Other investments:
Mutual funds	$2,214	$2,214	$—	$—

December 31, 2025:
Debt securities AFS:
U.S. Government-sponsored enterprises	$26,094	$2,843	$23,251	$—
Agency mortgage-backed	240,564	—	240,564	—
State and political subdivisions	48,220	—	48,220	—
Corporate	11,377	—	11,377	—
Total debt securities	$326,255	$2,843	$323,412	$—

Other investments:
Mutual funds	$2,038	$2,038	$—	$—

There were no transfers in or out of Levels 1 and 2 during the three and six months ended June 30, 2026 or the year ended December 31, 2025, nor were there any Level 3 assets at any time during these periods. Certain other assets and liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Assets and liabilities measured at fair value on a nonrecurring basis in periods after initial recognition, such as collateral dependent individually evaluated loans, MSRs and OREO, were not considered material at June 30, 2026 or December 31, 2025. The Company has not elected to apply the fair value method to any financial assets or liabilities other than those situations where other accounting pronouncements require fair value measurements.

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

Union Bankshares, Inc. Page 23

As of the balance sheet dates, the estimated fair values and related carrying amounts of the Company's significant financial instruments were as follows:

	June 30, 2026
	Fair Value Measurements
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$30,983	$30,983	$30,983	$—	$—
Interest bearing deposits in banks	7,958	7,980	—	7,980	—
Investment securities	307,982	307,982	5,070	302,912	—
Loans held for sale	5,073	5,143	—	5,143	—
Loans, net
Residential real estate	485,411	463,545	—	—	463,545
Construction real estate	98,514	97,881	—	—	97,881
Commercial real estate	461,857	452,600	—	—	452,600
Commercial	30,307	29,689	—	—	29,689
Consumer	2,383	2,357	—	—	2,357
Municipal	32,100	31,815	—	—	31,815
Accrued interest receivable	5,657	5,657	—	1,463	4,194
Nonmarketable equity securities	13,720	N/A	N/A	N/A	N/A
Financial liabilities
Deposits
Noninterest bearing	$216,852	$216,852	$216,852	$—	$—
Interest bearing	585,321	585,321	585,321	—	—
Time	291,890	290,973	—	290,973	—
Borrowed funds
Short-term	21,000	20,999	—	20,999	—
Long-term	316,075	316,212	—	316,212	—
Subordinated notes	16,324	17,486	—	17,486	—
Accrued interest payable	2,637	2,637	—	2,637	—

Union Bankshares, Inc. Page 24

	December 31, 2025
	Fair Value Measurements
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$12,300	$12,300	$12,300	$—	$—
Interest bearing deposits in banks	8,955	8,955	—	8,955	—
Investment securities	328,293	328,293	4,881	323,412	—
Loans held for sale	4,172	4,232	—	4,232	—
Loans, net
Residential real estate	471,932	451,963	—	—	451,963
Construction real estate	103,168	102,183	—	—	102,183
Commercial real estate	441,958	430,962	—	—	430,962
Commercial	30,922	30,119	—	—	30,119
Consumer	2,413	2,379	—	—	2,379
Municipal	118,000	115,749	—	—	115,749
Accrued interest receivable	6,987	6,987	—	1,488	5,499
Nonmarketable equity securities	12,283	N/A	N/A	N/A	N/A
Financial liabilities
Deposits
Noninterest bearing	$226,939	$226,939	$226,939	$—	$—
Interest bearing	725,996	725,996	725,996	—	—
Time	262,047	261,693	—	261,693	—
Borrowed funds
Short-term	15,500	15,364	—	15,364	—
Long-term	270,981	273,014	—	273,014	—
Subordinated notes	16,307	16,799	—	16,799	—
Accrued interest payable	2,981	2,981	—	2,981	—
The carrying amounts in the preceding tables are included in the consolidated balance sheets under the applicable captions. Accrued interest receivable and nonmarketable equity securities are included in Other assets in the consolidated balance sheets.

Note 12. Subsequent Events
Subsequent events represent events or transactions occurring after the balance sheet date but before the financial statements are issued. Financial statements are considered “issued” when they are widely distributed to shareholders and others for general use and reliance in a form and format that complies with GAAP. Events occurring subsequent to June 30, 2026 have been evaluated as to their potential impact to the consolidated financial statements.
On July 15, 2026, the Company declared a regular quarterly cash dividend of $0.36 per share, payable August 6, 2026, to stockholders of record on July 27, 2026.

Union Bankshares, Inc. Page 25

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
GENERAL
The following discussion and analysis focuses on those factors that, in management's view, had a material effect on the financial position of the Company as of June 30, 2026 and December 31, 2025, and its results of operations for the three and six months ended June 30, 2026 and 2025. This discussion is being presented to provide a narrative explanation of the consolidated financial statements and should be read in conjunction with the consolidated financial statements and related notes and with other financial data appearing elsewhere in this filing and with the Company's 2025 Annual Report. In the opinion of the Company's management, the interim unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments and disclosures necessary to fairly present the Company's consolidated financial position and results of operations for the interim periods presented. Management is not aware of the occurrence of any events after June 30, 2026 which would materially affect the information presented.
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

Union Bankshares, Inc. Page 26

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

OVERVIEW
Net income for the three and six months ended June 30, 2026 increased compared to the same periods in 2025, primarily due to higher net interest income resulting from growth in average earning assets and an improvement in net interest margin and spread. Noninterest income increased modestly, while noninterest expense reflected continued investments in personnel, technology, and operating infrastructure. Asset quality, liquidity, and capital levels remained strong during the period. For further discussion see Results of Operations on page 28.
Consolidated net income increased $529 thousand, or 22.1%, to $2.9 million for the second quarter of 2026 compared to $2.4 million for the second quarter of 2025. The increase in net income was due to the combined effects of an increase in net interest income of $1.2 million, a decrease of $46 thousand in credit loss expense, and an increase of $484 thousand in noninterest income, partially offset by increases of $976 thousand in noninterest expenses and $199 thousand in income tax expense.
Consolidated net income increased $1.0 million, or 21.1%, to $5.9 million for the six months ended June 30, 2026 compared to $4.9 million for the six months ended June 30, 2025. This increase was due to increases in net interest income of $2.2 million, and noninterest income of $538 thousand and a decrease in credit loss expense of $606 thousand, partially offset by increases in noninterest expenses of $1.9 million and income tax expense of $377 thousand.
At June 30, 2026, the Company had total consolidated assets of $1.56 billion, including gross loans and loans held for sale (total loans) of $1.12 billion, deposits of $1.09 billion, borrowed funds of $337.1 million, subordinated notes of $16.3 million and stockholders' equity of $90.4 million.
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

Union Bankshares, Inc. Page 27

The following unaudited per share information and key ratios depict several measurements of performance or financial condition at or for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended or At June 30,		Six Months Ended or At June 30,
	2026	2025	2026	2025
Return on average assets (1)	0.71%	0.62%	0.73%	0.64%
Return on average equity (1)	13.74%	13.73%	14.11%	14.16%
Net interest margin (1)(2)	3.01%	2.89%	3.00%	2.88%
Efficiency ratio (3)	75.87%	77.85%	76.33%	76.82%
Net interest spread (4)	2.60%	2.43%	2.58%	2.42%
Loan to deposit ratio	102.54%	100.76%	102.54%	100.76%
Net loan charge-offs to average loans not held for sale	—%	—%	—%	—%
ACL on loans to loans not held for sale	0.75%	0.75%	0.75%	0.75%
Nonperforming assets to total assets (5)	0.97%	1.03%	0.97%	1.03%
Equity to assets	5.80%	4.81%	5.80%	4.81%
Total capital to risk weighted assets (6)	13.78%	12.71%	13.78%	12.71%
Book value per share	$18.28	$15.66	$18.28	$15.66
Basic earnings per share	$0.61	$0.53	$1.26	$1.08
Diluted earnings per share	$0.60	$0.52	$1.25	$1.07
Dividends paid per share	$0.36	$0.36	$0.72	$0.72
Dividend payout ratio (7)	59.02%	67.92%	57.14%	66.67%
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
(6)The ratio of total capital to risk weighted assets is a regulatory capital measurement. See page 43 for more information.
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
Interest earned, on a fully tax equivalent basis, on average earning assets for the three months ended June 30, 2026 was $20.3 million compared to $19.0 million for the three months ended June 30, 2025, an increase of $1.3 million, or 6.9%. The average earning asset base increased $93.6 million between periods and the average yield on average earning assets increased 3 bps to 5.13% for the three months ended June 30, 2026 compared to 5.10% for the three months ended June 30, 2025.
Interest income on federal funds sold and overnight deposits increased $68 thousand between the three month comparison periods due to an increase in the average balance maintained in Union's master account at the FRB, partially offset by a decrease of 21 bps in the average yield.
Interest income on investment securities, on a fully tax equivalent basis, increased $999 thousand between the three month comparison periods due to an increase in the average yield of 73 bps and an increase in the average balance of the portfolio of $60.7 million. These increases are attributable in part to the strategic decision to position the investment portfolio for improved

Union Bankshares, Inc. Page 28

future cash flows and earnings with the purchase of approximately $75.0 million of investment securities AFS during the fourth quarter of 2025.
Interest income on loans, on a fully tax equivalent basis, increased $242 thousand between the three month comparison periods due to an increase in the average volume of loans outstanding of $19.5 million, partially offset by an overall decrease of 1 bp in the average yield. Interest income on loans increased $140 thousand during the three months ended June 30, 2025 due to the recovery of interest from the payoff of loans that previously had been in nonaccrual which increased the average loan yield 5 bps for the three months ended June 30, 2025.
Interest expense increased $162 thousand, to $8.4 million for the three months ended June 30, 2026 compared to $8.3 million for the three months ended June 30, 2025. Reflecting funding to support asset growth, average interest bearing liabilities increased $94.9 million between the three month comparison periods primarily due to an increase in average borrowed funds of $69.5 million and a $38.0 million increase in average interest bearing checking deposits related primarily to municipal account balances. These increases were partially offset by lower interest expense on savings and money market accounts and time deposits, as declines in average rates and relatively stable balances mitigated overall funding cost pressures. The average rate paid on total interest bearing liabilities decreased 14 bps to 2.53% for the second quarter of 2026 compared to 2.67% for the second quarter of 2025 primarily due to changes in the funding mix.
Net interest income was $11.9 million, on a fully tax equivalent basis, for the three months ended June 30, 2026 compared to $10.7 million for the three months ended June 30, 2025, an increase of $1.2 million, or 10.8%, primarily attributable to higher average balances and improved yields on interest earning assets, partially offset by higher interest expense associated with increased funding balances. The net interest spread increased 17 bps to 2.60% for the second quarter of 2026, from 2.43% for the same period last year, while the net interest margin increased 12 bps to 3.01% from 2.89% over the same period, reflecting improved asset yields that outpaced increases in funding costs.
Net interest income was $23.4 million, on a fully tax equivalent basis, for the six months ended June 30, 2026 compared to $21.2 million for the six months ended June 30, 2025, an increase of $2.2 million, or 10.2%. The average volume of earning assets increased $86.1 million and the average yield on earning assets increased 4 bps to 5.12% compared to 5.08% for the comparison period. Average loans increased $19.5 million, or 1.7%, to $1.18 billion for the six months ended June 30, 2026. The $549 thousand increase in interest income on loans between periods resulted primarily from the increase in average loan volume. Loan fee income was reduced by $122 thousand from the recognition of the remaining loan premiums originally paid on purchased residential loans that were paid off during the six months ended June 30, 2026, resulting in a reduction of 2 bps in the average yield for the six months ended June 30, 2026.
Between the six month comparison periods, interest income on investment securities, on a fully tax equivalent basis, increased $2.0 million resulting from an increase in the average balance of the investment portfolio of $62.0 million and an increase in average investment portfolio yield of 69 bps. As noted above, these increases are attributable in part to the strategic decision to purchase approximately $75.0 million of investment securities AFS during the fourth quarter of 2025.
The average balance of interest bearing liabilities increased $86.8 million between the six month comparison periods, primarily due to an increase in borrowed funds and interest bearing deposits. The average cost of funds decreased 12 bps to 2.54% for the six months ended June 30, 2026 compared to 2.66% for the six months ended June 30, 2025 primarily due to changes in the funding mix. Interest expense increased $372 thousand, to $16.7 million for the six months ended June 30, 2026, compared to $16.3 million for the six months ended June 30, 2025.
The net interest spread increased 16 bps to 2.58% for the six months ended June 30, 2026, from 2.42% for the same period last year, reflecting the net effect of the 4 bps increase in the average yield earned on interest earning assets and the 12 bps decrease in the average rate paid on interest bearing liabilities between periods. The net interest margin increased 12 bps for the six months ended June 30, 2026 compared to the same period last year as a result of the changes discussed above.

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

	Three Months Ended June 30,
	2026			2025
	Average Balance (1)	Interest Earned/ Paid	Average Yield/ Rate	Average Balance (1)	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Average Assets:
Federal funds sold and overnight deposits	$31,590	$246	3.07%	$21,477	$178	3.28%
Interest bearing deposits in banks	7,958	76	3.83%	7,198	78	4.34%
Investment securities (2), (3)	345,531	2,736	3.17%	284,840	1,737	2.44%
Loans, net (2), (4)	1,186,962	17,035	5.76%	1,167,505	16,793	5.77%
Nonmarketable equity securities	13,695	209	6.12%	11,112	199	7.19%
Total interest earning assets (2)	1,585,736	20,302	5.13%	1,492,132	18,985	5.10%
Cash and due from banks	4,770			4,875
Premises and equipment	19,740			20,298
Other assets	30,659			26,359
Total assets	$1,640,905			$1,543,664
Average Liabilities and Stockholders' Equity:
Interest bearing checking accounts	$342,088	$1,341	1.57%	$304,077	$1,124	1.48%
Savings/money market accounts	369,706	1,319	1.43%	377,037	1,612	1.72%
Time deposits	287,787	2,504	3.49%	293,012	2,871	3.93%
Borrowed funds and other liabilities	317,228	3,131	3.90%	247,771	2,526	4.03%
Subordinated notes	16,318	142	3.50%	16,284	142	3.51%
Total interest bearing liabilities	1,333,127	8,437	2.53%	1,238,181	8,275	2.67%
Noninterest bearing deposits	203,851			217,060
Other liabilities	18,820			18,672
Total liabilities	1,555,798			1,473,913
Stockholders' equity	85,107			69,751
Total liabilities and stockholders’ equity	$1,640,905			$1,543,664
Net interest income		$11,865			$10,710
Net interest spread (2) (5)			2.60%			2.43%
Net interest margin (2) (6)			3.01%			2.89%

Union Bankshares, Inc. Page 30

	Six Months Ended June 30,
	2026			2025
	Average Balance (1)	Interest Earned/ Paid	Average Yield/ Rate	Average Balance (1)	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Average Assets:
Federal funds sold and overnight deposits	$22,560	$320	2.82%	$20,452	$330	3.21%
Interest bearing deposits in banks	8,356	161	3.89%	7,995	171	4.31%
Investment securities (2), (3)	350,281	5,555	3.17%	288,269	3,572	2.48%
Loans, net (2), (4)	1,180,759	33,614	5.74%	1,161,294	33,065	5.74%
Nonmarketable equity securities	13,175	430	6.57%	11,054	402	7.34%
Total interest earning assets (2)	1,575,131	40,080	5.12%	1,489,064	37,540	5.08%
Cash and due from banks	4,691			4,750
Premises and equipment	19,748			20,218
Other assets	31,745			24,816
Total assets	$1,631,315			$1,538,848
Average Liabilities and Stockholders' Equity:
Interest bearing checking accounts	$338,028	$2,602	1.55%	$304,353	$2,144	1.42%
Savings/money market accounts	386,096	2,954	1.54%	390,895	3,503	1.81%
Time deposits	274,264	4,809	3.54%	274,044	5,370	3.95%
Borrowed funds and other liabilities	303,638	6,022	3.94%	246,006	4,998	4.04%
Subordinated notes	16,314	285	3.53%	16,280	285	3.53%
Total interest bearing liabilities	1,318,340	16,672	2.54%	1,231,578	16,300	2.66%
Noninterest bearing deposits	210,461			220,237
Other liabilities	18,478			17,902
Total liabilities	1,547,279			1,469,717
Stockholders' equity	84,036			69,131
Total liabilities and stockholders’ equity	$1,631,315			$1,538,848
Net interest income		$23,408			$21,240
Net interest spread (2) (5)			2.58%			2.42%
Net interest margin (2) (6)			3.00%			2.88%

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

Union Bankshares, Inc. Page 31

Tax exempt interest income amounted to $1.6 million and $1.7 million for the three months ended June 30, 2026 and 2025, respectively, and $3.1 million and $3.5 million for the six months ended June 30, 2026 and 2025, respectively. The following table presents the effect of tax exempt income on the calculation of net interest income, using a marginal federal corporate income tax rate of 21% for the three and six month comparison periods of 2026 and 2025:

	For The Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in thousands)
Net interest income, as presented	$11,620	$10,446	$22,915	$20,716
Effect of tax-exempt interest
Investment securities	44	34	87	69
Loans	201	230	406	455
Net interest income, tax equivalent	$11,865	$10,710	$23,408	$21,240

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
•changes in rate (change in rate multiplied by prior volume); and
•total change in rate and volume.

Changes attributable to both rate and volume have been allocated proportionately to the change due to volume and the change due to rate.

	Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025 Increase/(Decrease) Due to Change In			Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025 Increase/(Decrease) Due to Change In
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in thousands)
Interest earning assets:
Federal funds sold and overnight deposits	$80	$(12)	$68	$33	$(43)	$(10)
Interest bearing deposits in banks	8	(10)	(2)	8	(18)	(10)
Investment securities	415	584	999	861	1,122	1,983
Loans, net	279	(37)	242	554	(5)	549
Nonmarketable equity securities	43	(33)	10	73	(45)	28
Total interest earning assets	825	492	1,317	1,529	1,011	2,540
Interest bearing liabilities:
Interest bearing checking accounts	146	71	$217	$249	$209	$458
Savings/money market accounts	(30)	(263)	(293)	(43)	(506)	(549)
Time deposits	(50)	(317)	(367)	4	(565)	(561)
Borrowed funds	688	(83)	605	1,146	(122)	1,024
Total interest bearing liabilities	754	(592)	162	1,356	(984)	372
Net change in net interest income	$71	$1,084	$1,155	$173	$1,995	$2,168

Credit Loss Expense. Credit loss expense or benefit is made up of credit loss expense on loans and credit loss expense on off-balance sheet credit exposures. Credit loss expense on loans results from net charge-offs, changes to the projected loss drivers, prepayment speeds, curtailments and time to recovery that the Company forecasted over the reasonable and supportable forecast periods and changes in the volume and mix of the loan portfolio. Credit loss expense on off-balance sheet credit exposures results from changes in outstanding commitments and changes in funding rates and assumed loss rates period over period. For

Union Bankshares, Inc. Page 32

further details, see FINANCIAL CONDITION - Allowance for Credit Losses on Loans on page 38 and Commitments, Contingent Liabilities, and Off-Balance-Sheet Arrangements on page 41.

Credit loss expense (benefit) was made up of the following components for the following periods:

	For The Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
			(Dollars in thousands)
Credit loss expense (benefit) for loans	$315	$192	$(25)	$621
Credit loss (benefit) expense for off-balance sheet credit exposures	(140)	29	(125)	(165)
Credit loss expense (benefit), net	$175	$221	$(150)	$456

Noninterest Income. The following table sets forth the components of noninterest income and changes between the three and six month comparison periods of 2026 and 2025:

	For The Three Months Ended June 30,				For the Six Months Ended June 30,
	2026	2025	$ Variance	% Variance	2026	2025	$ Variance	% Variance
	(Dollars in thousands)				(Dollars in thousands)
Wealth management income	$329	$295	$34	11.5	$633	$571	$62	10.9
Service fees	1,720	1,715	5	0.3	3,406	3,372	34	1.0
Net gains on sales of loans held for sale	490	480	10	2.1	840	869	(29)	(3.3)
Income from Company-owned life insurance	125	122	3	2.5	247	241	6	2.5
Net gains on disposals of premises and equipment	381	—	381	100.0	381	—	381	100.0
Other income	47	28	19	67.9	105	62	43	69.4
Net gains on other investments	151	119	32	26.9	125	84	41	48.8
Total noninterest income	$3,243	$2,759	$484	17.5	$5,737	$5,199	$538	10.3

The significant changes in noninterest income for the three and six months ended June 30, 2026 compared to the same periods of 2025 are described below:
•Wealth management income. Wealth management income increased as managed fiduciary accounts grew between June 30, 2026 and 2025, as did the value of assets within those accounts.
•Net gains on sales of loans held for sale. Residential mortgage loans sold totaled $32.8 million and $56.9 million during the three and six months ended June 30, 2026, respectively, compared to sales of $31.0 million and $56.8 million during the corresponding periods of 2025. Net gains on residential loan sales increased $10 thousand for the three months ended June 30, 2026 compared to 2025, reflecting the slightly higher volume of loans sold. For the six month comparison period, net gains on residential loan sales decreased $29 thousand, primarily due to lower market premiums on loans sold during 2026 compared to 2025.
•Net gains on disposals of premises and equipment. A $381 thousand gain was recognized on the sale of previously closed branch property during the second quarter of 2026. No similar gain was recognized during the same period in 2025.
•Other income. The Company received $19 thousand in prepayment penalties from the early payoff of loans during the first quarter of 2026 and a $15 thousand one-time payment during the second quarter of 2026 that were not received during the same periods of 2025.
•Net gains on other investments. Participants in the 2020 Amended and Restated Nonqualified Excess Plan elect to defer receipt of current compensation from the Company or its subsidiary and select designated reference investments consisting of investment funds. The performance of those funds, over which the Company has no control, resulted in net gains of $151 thousand and $125 thousand for the three and six months ended June 30, 2026, respectively, and net gains of $119 thousand and $84 thousand for the three and six months ended June 30, 2025, respectively.

Union Bankshares, Inc. Page 33

Noninterest Expenses. The following table sets forth the components of noninterest expenses and changes between the three and six month comparison periods of 2026 and 2025:

	For The Three Months Ended June 30,				For the Six Months Ended June 30,
	2026	2025	$ Variance	% Variance	2026	2025	$ Variance	% Variance
	(Dollars in thousands)				(Dollars in thousands)
Salaries and wages	$4,916	$4,085	$831	20.3	$9,313	$7,996	$1,317	16.5
Employee benefits	1,897	1,971	(74)	(3.8)	3,662	3,552	110	3.1
Occupancy expense, net	547	547	—	—	1,194	1,199	(5)	(0.4)
Equipment expense	1,135	1,100	35	3.2	2,245	2,149	96	4.5
FDIC insurance assessment	345	404	(59)	(14.6)	688	742	(54)	(7.3)
ATM and debit card expense	340	295	45	15.3	660	570	90	15.8
Travel & entertainment	65	41	24	58.5	104	74	30	40.5
Professional fees	318	301	17	5.6	646	613	33	5.4
Advertising and public relations	206	177	29	16.4	431	326	105	32.2
Loan related expenses	181	153	28	18.3	329	276	53	19.2
Training and development	80	54	26	48.1	134	104	30	28.8
Electronic banking expense	172	157	15	9.6	339	314	25	8.0
Other expenses	1,261	1,202	59	4.9	2,500	2,396	104	4.3
Total noninterest expense	$11,463	$10,487	$976	9.3	$22,245	$20,311	$1,934	9.5

The significant changes in noninterest expenses for the three and six months ended June 30, 2026 compared to the same periods in 2025 are described below:
•Salaries and wages. Salaries and wages increased $831 thousand and $1.3 million for the three and six months ended June 30, 2026, respectively, compared to the same periods in 2025. The increases were primarily attributable to annual salary adjustments for the fiscal year 2026 and overlap associated with succession planning for retiring employees. Also contributing to the increases were retirement related compensation costs of $362 thousand, including accelerated vesting of long-term incentive awards and a retirement bonus payment, increases of $105 thousand and $224 thousand, respectively, in the accrual related to incentive plan payments to select officers of Union, and increases of $70 thousand and $192 thousand, respectively, from the accrual for unused paid time off (PTO) outstanding as of June 30, 2026 related to a fourth quarter 2025 change in the PTO policy.
•Employee benefits. Employee benefit expense decreased $74 thousand for the three months ended June 30, 2026 compared to the same period in 2025 primarily reflecting lower premium expense for the Company's medical and dental insurance plans, partially offset by increases in 401k plan contribution expense, payroll taxes and expense related to the Company's deferred compensation plans. Employee benefit expenses increased $110 thousand for the six months ended June 30, 2026 compared to the same period in 2025, as increased 401k plan contribution expense, payroll taxes, and expense related to the Company's deferred compensation plans more than offset the lower premium expense for the Company's medical and dental insurance plans.
•Equipment expense. Equipment expense increased during the three and six month comparison periods primarily due to increases in software license and maintenance costs and depreciation expense related to equipment replacement purchases.
•FDIC insurance assessment. The FDIC insurance assessment decreased by $59 thousand and $54 thousand during the three and six month comparison periods, respectively, due to a lower assessment rate, partially offset by the overall growth in net average assets.
•ATM and debit card expense. The increases of $45 thousand and $90 thousand for the three and six month comparison periods, respectively, are primarily related to increased costs associated with debit card processing during the three and six month comparison periods.
•Travel and entertainment. The increases of $24 thousand and $30 thousand during the three and six month comparison periods, respectively, relate to an increase in business related meeting costs and intercompany travel between locations.

Union Bankshares, Inc. Page 34

•Professional fees. Professional fees increased $17 thousand and $33 thousand for the three and six months ended June 30, 2026, respectively, compared to the same periods in 2025 due to increases in engagement fees and additional consultants engaged to assist with other consulting services in 2026.
•Advertising and public relations. Advertising and public relations costs increased $29 thousand and $105 thousand during the three and six month comparison periods, respectively, compared to the same periods in 2025 due to a continued focus on advertising campaigns and business development activities during the first half of 2026 that did not occur in the same period in 2025.
•Loan related expenses. The increases of $28 thousand and $53 thousand for the three and six months ended June 30, 2026, respectively, compared to the same periods in 2025 are primarily due to higher credit report fees and real estate loan closing costs associated with loan origination activity. The six month comparison period also included a $33 thousand increase in the amortization of MSRs.
•Training and development. Training and development expense increased $26 thousand and $30 thousand for the three and six months ended June 30, 2026, respectively, compared to the same periods in 2025, reflecting increased investment in employee training and professional development initiatives.
•Electronic banking expenses. The increase in electronic banking expenses during the three and six month comparison periods is related primarily to increased costs associated with functionality improvements to the online banking platform during 2026.
•Other expenses. Other expenses increased $59 thousand and $104 thousand during the three and six month comparison periods, respectively, compared to the same periods in 2025 primarily due to increases in wealth management expenses, deposit related fee expenses, and employee related costs, largely attributable to employee relocation costs.

Provision for Income Taxes. The Company has provided for current and deferred federal income taxes for the three and six months ended June 30, 2026 and 2025. The Company's net provision for income taxes was $301 thousand and $629 thousand for the three and six months ended June 30, 2026, respectively, compared to $102 thousand and $252 thousand for the same periods in 2025, respectively, reflecting higher net income year over year. The effective federal corporate income tax rate was 9.0% for the three and six months ended June 30, 2026 compared to 4.5% and 5.1% for the same periods in 2025, respectively.
Amortization expense related to limited partnership investments is included as a component of income tax expense and amounted to $475 thousand and $939 thousand for the three and six months ended June 30, 2026, respectively, compared to $457 thousand and $909 thousand for the same periods in 2025, respectively. These investments provide tax benefits, including tax credits. Low income housing and rehabilitation tax credits with respect to limited partnership investments are also included as a component of income tax expense and amounted to $514 thousand and $1.0 million for the three and six months ended June 30, 2026, respectively, and $483 thousand and $966 thousand for the three and six months ended June 30, 2025, respectively.

FINANCIAL CONDITION
At June 30, 2026, the Company had total consolidated assets of $1.56 billion, including gross loans and loans held for sale (total loans) of $1.12 billion, investment securities AFS of $305.8 million, deposits of $1.09 billion, borrowed funds of $337.1 million, subordinated notes of $16.3 million and stockholders' equity of $90.4 million. The Company’s total assets at June 30, 2026 decreased $58.4 million, or 3.6%, from $1.62 billion at December 31, 2025, and increased $78.4 million, or 5.3%, compared to June 30, 2025.
June 30th marks the end of the fiscal year for the majority of the Company's municipal customers, including school districts, and several customers are required to reduce their outstanding short term debts to zero for at least one day during their fiscal year. The one day requirement traditionally occurs annually on June 30th and as a result the Company experiences a decrease in outstanding municipal loan balances. In many cases monies are transferred from corresponding deposit accounts to pay off these debts so the Company experiences a corresponding decrease in deposit balances as well. These cyclical decreases are short term in nature as the loans and deposits for the next municipal fiscal year are recorded within the first few days of July. The Company recorded $74.5 million in new municipal loans during the first few days of July 2026.
Federal funds sold and overnight deposits increased $16.8 million, or 220.1%, to $24.5 million as of June 30, 2026, from $7.6 million at December 31, 2025.
Net loans and loans held for sale decreased $56.9 million, or 4.9%, to $1.12 billion, representing 71.6% of total assets at June 30, 2026, compared to $1.17 billion, or 72.5% of total assets at December 31, 2025. (See Loans Held for Sale and Loan Portfolio on page 36.)

Union Bankshares, Inc. Page 35

Total deposits decreased $120.9 million, or 10.0%, to $1.09 billion at June 30, 2026, from $1.21 billion at December 31, 2025. Noninterest bearing deposits decreased by $10.1 million, or 4.4%, interest bearing deposits decreased by $140.7 million, or 19.4%, while time deposits increased by $29.8 million, or 11.4%. (See Deposits on page 40.)
Borrowed funds at June 30, 2026 were $337.1 million and consisted of $316.1 million of FHLB advances and $21.0 million of borrowings from the FRB. Borrowed funds consisted of $286.5 million of FHLB advances at December 31, 2025. (See Borrowings on page 41.)
Stockholders’ equity increased from $80.9 million at December 31, 2025 to $90.4 million at June 30, 2026, reflecting an increase of $7.4 million due to net proceeds from the issuance of common stock under the Company's at-the-market offering, net income of $5.9 million for the first six months of 2026, an increase of $571 thousand from the vesting of stock-based compensation, and a $42 thousand increase due to the issuance of common stock under the DRIP, partially offset by cash dividends declared of $3.3 million and an increase of $1.1 million in accumulated other comprehensive loss due to a decrease in the fair market value of the Company's AFS investment securities. (See Capital Resources on page 43.)

Loans Held for Sale and Loan Portfolio. Total loans (including loans held for sale) decreased $57.0 million, or 4.8%, to $1.12 billion, representing 72.0% of assets at June 30, 2026, from $1.18 billion, representing 72.9% of assets at December 31, 2025. The total loan portfolio at June 30, 2026 increased $10.1 million compared to the June 30, 2025 level of $1.11 billion, which represented 75.1% of assets. The Company’s loans consist primarily of adjustable-rate and fixed-rate mortgage loans secured by 1-to-4 family, multi-family residential or commercial real estate. Real estate secured loans represented $1.06 billion, or 94.2% of total loans at June 30, 2026 and $1.03 billion, or 87.2% of total loans at December 31, 2025. The net change in the Company's loan portfolio from December 31, 2025 (see table below) resulted primarily from the seasonal decrease in the municipal portfolio discussed above and a reduction in commercial construction loans, partially offset by an increase in the volume of residential and commercial real estate loans.
The composition of the Company's loan portfolio, including loans held for sale, as of June 30, 2026 and December 31, 2025 was as follows:

	June 30, 2026		December 31, 2025
Loan Class	Amount	Percent	Amount	Percent
Residential real estate	(Dollars in thousands)
Non-revolving residential real estate	$455,932	40.6	$445,199	37.8
Revolving residential real estate	31,650	2.8	29,075	2.5
Construction real estate
Commercial construction real estate	46,776	4.2	51,347	4.4
Residential construction real estate	52,290	4.7	52,478	4.5
Commercial real estate
Non-residential commercial real estate	366,191	32.7	345,900	29.3
Multi-family residential real estate	99,045	8.8	99,269	8.4
Commercial	30,493	2.7	31,159	2.6
Consumer	2,380	0.1	2,414	0.1
Municipal	32,072	2.9	117,893	10.0
Loans held for sale	5,073	0.5	4,172	0.4
Total loans	1,121,902	100.0	1,178,906	100.0
ACL on loans	(8,390)		(8,407)
Unamortized net loan costs	2,133		2,066
Net loans and loans held for sale	$1,115,645		$1,172,565
The Company originates and sells qualified residential mortgage loans in various secondary market avenues to mitigate long-term interest rate risk and generate fee income, with a majority of sales made to the FHLMC/Freddie Mac, generally with servicing rights retained. At June 30, 2026, the Company serviced a $1.23 billion residential real estate mortgage portfolio, of which $5.1 million was held for sale and approximately $740.9 million of which was serviced for unaffiliated third parties. The Company sold $56.9 million of qualified residential real estate loans to the secondary market during the first six months of 2026 compared to sales of $56.8 million during the first six months of 2025.

Union Bankshares, Inc. Page 36

The Company also originates commercial real estate and commercial loans under various SBA, USDA and State sponsored programs which provide a government agency guaranty for a portion of the loan amount. There was $1.6 million guaranteed under these various programs at June 30, 2026 on an aggregate balance of $2.1 million in subject loans.
The Company serviced $41.8 million of commercial and commercial real estate loans for unaffiliated third parties as of June 30, 2026. This included $40.6 million of commercial and commercial real estate loans the Company originated and participated out to other financial institutions. These loans were participated in the ordinary course of business on a nonrecourse basis, for liquidity or credit concentration management purposes.
The Company capitalizes MSRs for all loans sold with servicing retained. The unamortized balance of MSRs on loans sold with servicing retained was $1.8 million at June 30, 2026, with an estimated market value in excess of the carrying value as of such date. Management periodically evaluates and measures the servicing assets for impairment.
Qualifying residential first lien mortgage loans and certain commercial real estate loans with a combined carrying value of $480.0 million were pledged as collateral for borrowings from the FHLB under a blanket lien at June 30, 2026.

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
Repossessed assets, nonaccrual loans, and loans that are 90 days or more past due are considered to be nonperforming assets. The following table details the composition of the Company's nonperforming assets and amounts utilized to calculate certain asset quality ratios monitored by the Company's management as of the balance sheet dates and June 30, 2025:

	June 30, 2026	December 31, 2025	June 30, 2025
	(Dollars in thousands)
Nonaccrual loans	$14,971	$13,562	$15,189
Loans past due 90 days or more and still accruing interest	203	241	72
Total nonperforming assets	$15,174	$13,803	$15,261

ACL on loans	$8,390	$8,407	$8,307
Net (recoveries) charge-offs	$(8)	$28	$(6)
Total loans outstanding	$1,121,902	$1,178,906	$1,111,758
Total average loans outstanding	$1,180,759	$1,167,901	$1,161,294

Union Bankshares, Inc. Page 37

The following table shows trends in certain asset quality ratios monitored by the Company's management as of the balance sheet dates and June 30, 2025:

	June 30, 2026	December 31, 2025	June 30, 2025
	(Dollars in thousands)
ACL on loans to total loans outstanding	0.75%	0.71%	0.75%
ACL on loans to nonperforming loans	55.29%	60.91%	54.43%
ACL on loans to nonaccrual loans	56.04%	61.99%	54.69%
Nonperforming loans to total loans	1.35%	1.17%	1.37%
Nonperforming assets to total assets	0.97%	0.85%	1.03%
Nonaccrual loans to total loans	1.33%	1.15%	1.37%
Delinquent loans (30 days to nonaccruing) to total loans	1.88%	1.49%	1.49%
Net (recoveries) charge-offs to total average loans	—%	—%	—%
Residential real estate	—%	—%	—%
Net recoveries	$(7)	$(16)	$(9)
Total average loans	$480,612	$473,743	$469,518
Commercial	—%	0.12%	—%
Net (recoveries) charge-offs	$(1)	$39	$—
Total average loans	$30,639	$33,246	$34,340
Consumer	—%	0.19%	0.11%
Net charge-offs	$—	$5	$3
Total average loans	$2,268	$2,676	$2,732
All other loan categories did not have charge-offs or recoveries for any of the periods presented above.
There were no loans in process of foreclosure at June 30, 2026 or December 31, 2025. The aggregate interest income not recognized on nonaccrual loans approximated $1.2 million and $791 thousand as of June 30, 2026 and December 31, 2025, respectively.
The Company had loans rated substandard that were on performing status totaling $508 thousand and $531 thousand at June 30, 2026 and December 31, 2025, respectively. In management's view, substandard loans represent a higher degree of risk of becoming nonperforming loans in the future.
Allowance for Credit Losses on Loans. Some of the Company’s loan customers ultimately do not make all of their contractually scheduled payments, requiring the Company to charge off a portion or all of the remaining principal balance due. The Company maintains an ACL to absorb such losses. The level of the ACL on loans at June 30, 2026 represents management's estimate of expected credit losses over the expected life of the loans at the balance sheet date. The Company's policy and methodologies for establishing the ACL on loans, described in the Company's 2025 Annual Report, did not change during the first six months of 2026. The Company's ACL on loans was $8.4 million at June 30, 2026 and December 31, 2025.
The following table reflects activity in the ACL on loans for the three and six months ended June 30, 2026 and 2025:

	For The Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in thousands)
Balance at beginning of period	$8,071	$8,110	$8,407	$7,680
Charge-offs	—	—	—	(4)
Recoveries	4	5	8	10
Net recoveries	4	5	8	6
Credit loss expense (benefit)	315	192	(25)	621
Balance at end of period	$8,390	$8,307	$8,390	$8,307

Union Bankshares, Inc. Page 38

The following table (net of loans held for sale) shows the internal breakdown by risk component of the Company's ACL on loans and the percentage of loans in each category to total loans in the respective portfolios at the dates indicated:

	June 30, 2026		December 31, 2025
	Amount	Percent	Amount	Percent
Residential real estate	(Dollars in thousands)
Non-revolving residential real estate	$2,824	40.8	$2,913	37.9
Revolving residential real estate	278	2.8	263	2.5
Construction real estate
Commercial construction real estate	620	4.2	654	4.4
Residential construction real estate	121	4.7	186	4.5
Commercial real estate
Non-residential commercial real estate	4,011	32.8	3,755	29.4
Multi-family residential real estate	257	8.9	239	8.4
Commercial	244	2.7	292	2.7
Consumer	2	0.2	5	0.2
Municipal	33	2.9	100	10.0
Total	$8,390	100.0	$8,407	100.0

Notwithstanding the categories shown in the table above or any specific allocation under the Company's ACL methodology, all funds in the ACL on loans are available to absorb loan losses in the portfolio, regardless of loan category or specific allocation.
Management believes, in its best estimate, that the ACL on loans at June 30, 2026 is appropriate to cover expected credit losses over the expected life of the Company’s loan portfolio as of such date. However, there can be no assurance that the Company will not sustain losses in future periods which could be greater than the size of the ACL on loans at June 30, 2026. In addition, our banking regulators, as an integral part of their examination process, periodically review our ACL. Such agencies may require us to recognize adjustments to the ACL based on their judgments about information available to them at the time of their examination. A large adjustment to the ACL on loans for losses in future periods could require increased credit loss expense to replenish the ACL on loans, which could negatively affect earnings.

Investment Activities. The Company's investment securities classified as AFS, which are carried at fair value, decreased $20.5 million to $305.8 million, comprising 19.6% of total assets at June 30, 2026, compared to $326.3 million, or 20.2% of total assets at December 31, 2025. The decrease between periods is due to returns of principal of $18.9 million and an increase in net unrealized losses of $1.6 million.
Net unrealized losses in the Company’s AFS investment securities portfolio were $34.7 million as of June 30, 2026, compared to net unrealized losses of $33.1 million as of December 31, 2025. The Company’s Accumulated OCI component of stockholders’ equity at June 30, 2026 reflected cumulative net unrealized losses on investment securities of $27.0 million. There were no securities classified as HTM at June 30, 2026 or December 31, 2025. The unrealized losses in the Company's AFS investment securities portfolio are primarily attributable to changes in long-term interest rates which are tied to the pricing indexes for the securities. No declines in value were deemed by management to be impairment related to credit losses at June 30, 2026. Deterioration in credit quality and/or imbalances in liquidity that may result from changes in financial market conditions might adversely affect the fair values of the Company’s investment portfolio and the amount of gains or losses ultimately realized on the sale of such securities and may also increase the potential that credit losses may be identified in future periods, resulting in credit loss expense recorded in earnings.
Investment securities AFS with a fair value of $90.4 million and $87.8 million were pledged as collateral for FHLB borrowings and other credit subject to collateralization, public unit deposits or for other purposes as required or permitted by law at June 30, 2026 and December 31, 2025, respectively. Investment securities AFS pledged as collateral for the discount window at the FRB consisted of mortgage-backed securities with a fair value of $28.9 million and $9.4 million at June 30, 2026 and December 31, 2025, respectively.

Union Bankshares, Inc. Page 39

Deposits. The following table shows information concerning the Company's average deposits by account type and weighted average nominal rates at which interest was paid on such deposits for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30, 2026			Six Months Ended June 30, 2025
	Average Balance	Percent of Total Deposits	Average Rate Paid	Average Balance	Percent of Total Deposits	Average Rate Paid
	(Dollars in thousands)
Nontime deposits:
Noninterest bearing deposits	$210,461	17.4	—%	$220,237	18.5	—%
Interest bearing checking accounts	338,028	28.0	1.55%	304,353	25.6	1.42%
Money market accounts	238,215	19.7	2.48%	246,639	20.7	2.84%
Savings accounts	147,881	12.2	0.04%	144,256	12.1	0.04%
Total nontime deposits	934,585	77.3	1.20%	915,485	76.9	1.24%
Total time deposits	274,264	22.7	3.54%	274,044	23.1	3.95%
Total deposits	$1,208,849	100.0	1.73%	$1,189,529	100.0	1.87%
During the first six months of 2026, average total deposits increased by $19.3 million, or 1.6%, compared to the six months ended June 30, 2025. The deposit mix has remained consistent between periods. The average balance of total nontime deposits increased $19.1 million between periods primarily due to municipal customers retaining deposit funds for longer periods in the first six months of 2026 compared to the first six months of 2025, resulting in increases of $33.7 million in interest bearing checking accounts and $3.6 million in savings accounts, partially offset by decreases of $9.8 million in noninterest bearing deposits and $8.4 million in money market accounts. Average total time deposits were relatively unchanged between periods as a $10.3 million increase in average customer time deposits was largely offset by decreases of $7.1 million in average purchased CDARS deposits and $3.0 million in average retail brokered deposits, reflecting a shift in composition from purchase sourced to customer-generated balances.
The Company participates in CDARS, which permits it to offer full deposit insurance coverage to its customers by exchanging deposit balances with other CDARS participants. CDARS also provides the Company with an additional source of funding and liquidity through the purchase of deposits. There were no purchased CDARS deposits at June 30, 2026 and there were $248 thousand at December 31, 2025. There were $13.6 million and $11.3 million of time deposits of $250,000 or less on the balance sheet at June 30, 2026 and December 31, 2025, respectively, which were exchanged with other CDARS participants.
The Company also participates in the ICS program, a service through which it can offer its customers demand or savings deposit products with access to unlimited FDIC insurance, while receiving reciprocal deposits from other FDIC-insured banks. Like the exchange of certificate of deposit accounts through CDARS, exchange of demand or savings deposits through ICS provides a depositor with full deposit insurance coverage of excess balances, thereby helping the Company retain the full amount of the deposit on its balance sheet. As with the CDARS program, in addition to reciprocal deposits, participating banks may also purchase one-way ICS deposits. There were no purchased ICS deposits at June 30, 2026 or December 31, 2025. There were $139.9 million and $270.5 million in exchanged ICS demand and money market deposits on the balance sheet at June 30, 2026 and December 31, 2025, respectively.
At June 30, 2026 there were $43.8 million of retail brokered deposits at a weighted average rate of 3.94% issued under a master certificate of deposit program with a deposit broker for twelve month terms, which provided a supplemental source of funding and liquidity. There were $10.0 million of retail brokered deposits at a weighted average rate of 3.85% issued at December 31, 2025.
Uninsured deposits have been estimated to include deposits with balances greater than the FDIC insurance coverage limit of $250 thousand. This estimate by management is based on the same methodologies and assumptions used for regulatory reporting requirements. At June 30, 2026, the Company had total estimated uninsured deposit accounts totaling $434.3 million, or 39.7% of total deposits. Uninsured deposits include $21.1 million of municipal deposits that were collateralized under applicable state regulations by letters of credit issued by the FHLB at June 30, 2026, as described under Borrowings on page 41.

Union Bankshares, Inc. Page 40

The following table provides a maturity distribution of the Company’s time deposits in amounts in excess of the $250 thousand FDIC insurance limit at June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
	(Dollars in thousands)
Within 3 months	$24,401	$29,593
3 to 6 months	28,539	17,267
6 to 12 months	17,318	21,713
Over 12 months	1,030	523
	$71,288	$69,096

Borrowings. Advances from the FHLB are another key source of funds to support earning assets. These funds are also used to manage the Bank's interest rate and liquidity risk exposures. Borrowed funds included FHLB advances of $316.1 million with a weighted average rate of 3.94% at June 30, 2026 and $286.5 million with a weighted average rate of 4.05% at December 31, 2025. Union is required to invest in $100 par value stock of the FHLB in an amount to satisfy unpaid principal balances on qualifying loans, plus an amount to satisfy an activity based requirement. The stock is nonmarketable, and is redeemable by the FHLB at par value. With the increase in FHLB advances outstanding at June 30, 2026, the investment in FHLB Class B common stock has increased to $13.6 million at June 30, 2026 compared to $12.2 million at December 31, 2025. Union's investment in FHLB stock is carried at cost in Other assets on the consolidated balance sheets.
The Company has the authority, up to its available borrowing capacity with the FHLB, to collateralize public unit deposits with letters of credit issued by the FHLB. FHLB letters of credit in the amount of $44.5 million and $42.9 million were utilized as collateral for these deposits at June 30, 2026 and December 31, 2025, respectively. The Company's reimbursement obligations to the FHLB relating to these letters of credit are secured by pledged collateral, which reduces the Company's available borrowing capacity with the FHLB. Total fees paid by the Company in connection with the issuance of these letters of credit were $10 thousand and $21 thousand for the three and six months ended June 30, 2026, respectively, and $16 thousand and $28 thousand for the three and six months ended June 30, 2025, respectively.
At June 30, 2026, borrowed funds also included a $21.0 million overnight advance from the discount window at the FRB at a weighted average rate of 3.75%. Advances under this program are secured by mortgage-backed securities AFS that have been pledged as collateral at the FRB. There were no outstanding advances from the FRB at December 31, 2025.
In August 2021, the Company completed the private placement of $16.5 million in aggregate principal amount of fixed-to-floating rate subordinated notes due in 2031 to certain qualified institutional buyers and accredited investors. The Notes initially bear interest, payable semi-annually, at the rate of 3.25% per annum, until September 1, 2026. From and including September 1, 2026, the interest rate applicable to the outstanding principal amount due will reset quarterly to the then current three-month SOFR plus 263 basis points. The Notes are presented in the consolidated balance sheets net of unamortized issuance costs of $176 thousand and $193 thousand at June 30, 2026 and December 31, 2025, respectively.

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

Union Bankshares, Inc. Page 41

The following table details the contractual or notional amount of financial instruments that represented credit risk at the balance sheet dates:

	June 30, 2026	December 31, 2025
	2026	2025
	(Dollars in thousands)
Commitments to originate loans	$109,220	$65,558
Unused lines of credit	186,618	174,031
Standby and commercial letters of credit	1,772	1,573
Credit card arrangements	65	125
FHLB Mortgage Partnership Finance credit enhancement obligation, net	1,442	1,233
Commitment to purchase investment in a real estate limited partnership	—	1,000
Total	$299,117	$243,520
Commitments to originate loans are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Loan commitments generally have a fixed expiration date or other termination clause and may require payment of a fee. Since many of the loan commitments are expected to expire without being drawn upon and not all credit lines will be utilized, the total commitment amounts do not necessarily represent future cash requirements. Lines of credit incur seasonal volume fluctuations due to the nature of some customers' businesses, such as tourism. The increase in commitments to originate loans at June 30, 2026 from December 31, 2025 is primarily the result of the fiscal cycle of local municipalities and school districts, with $74.5 million committed to them on June 30, 2026 for their fiscal year beginning July 1, 2026.
The Company did not hold any derivative or hedging instruments at June 30, 2026 or December 31, 2025.
In addition to commitments with credit risk arising from the Company’s financial instruments, in the normal course of business the Company enters into other types of contractual arrangements from time to time that represent off-balance sheet commitments such as contracts for the purchase or lease of property, including real property for its banking premises.
The Company records an ACL on off-balance sheet credit exposures through a charge or credit to Credit loss expense (benefit) on the consolidated statements of income to account for the change in the ACL on off-balance sheet exposures between reporting periods. The ACL on off-balance sheet credit exposures totaled $965 thousand and $1.1 million at June 30, 2026 and December 31, 2025, respectively, and was included in Accrued interest and other liabilities on the consolidated balance sheets. There was $140 thousand and $125 thousand of credit loss benefit recorded on off-balance sheet credit exposures for the three and six months ended June 30, 2026, respectively, and $29 thousand of credit loss expense and $165 thousand of credit loss benefit recorded for the three and six months ended June 30, 2025, respectively.

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
As of June 30, 2026, Union, as a member of FHLB, had access to unused lines of credit up to $4.8 million over and above the $363.6 million in combined outstanding FHLB borrowings and other credit subject to collateralization and to the purchase of required FHLB Class B common stock and evaluation by the FHLB of the underlying collateral available. This line of credit can be used for either short-term or long-term liquidity or other funding needs.
Union also maintains an IDEAL Way Line of Credit with the FHLB. The total line available was $551 thousand at June 30, 2026. There were no borrowings against this line of credit as of such date. Interest on this line is chargeable at a rate determined by the FHLB and payable monthly. Should Union utilize this line of credit, qualified portions of the loan and investment portfolios would collateralize these borrowings.
In addition to its borrowing arrangements with the FHLB, Union maintains a pre-approved federal funds line of credit totaling $15.0 million with an upstream correspondent bank, a master brokered deposit agreement with a brokerage firm, and one-way buy options with CDARS and ICS. At June 30, 2026, there were $43.8 million in retail brokered deposits issued under a master

Union Bankshares, Inc. Page 42

certificate of deposit program with a broker, no purchased CDARS or ICS deposits, and no outstanding advances on the correspondent line.
Union's investment and residential loan portfolios also provide a significant amount of contingent liquidity that could be accessed in a reasonable time period through sales of those portfolios. Additional contingent liquidity sources are available with further access to the brokered deposit market and the FRB discount window. As of June 30, 2026, there was a $21.0 million overnight advance outstanding from the FRB discount window, which was utilized based on prevailing pricing and liquidity considerations at that date. These sources are incorporated into our contingent liquidity planning. Management believes the Company has sufficient liquidity to meet all reasonable borrower, depositor, and creditor needs in the present economic environment. However, any projections of future cash needs and flows are subject to substantial uncertainty, including factors outside the Company's control.

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
On May 20, 2025, the Company and Union entered into an Equity Distribution Agreement with Piper Sandler & Co., as sales agent, pursuant to which the Company may sell from time to time shares of the Company's common stock, par value $2.00, having an aggregate gross sale price of up to $40,000,000. Sales of common stock under the Equity Distribution Agreement may be made in any transactions that are deemed to be "at-the-market offerings" as defined in Rule 415(a)(4) under the Securities Act, or subject to the Company's consent, in privately negotiated transactions. The shares offered and sold in the offering have been registered by the Company under the Securities Act. During the three and six months ended June 30, 2026, the Company issued 327,806 shares for aggregate gross sale proceeds of $7.7 million, at an average gross sales price of $23.51 per share, which yielded net proceeds to the Company of $7.4 million, after issuance costs, including sales commissions equal to 3% of gross sales proceeds. From the inception of the Equity Distribution Agreement though June 30, 2026, 384,066 shares of the Company's common stock were issued under the offering. As of June 30, 2026, approximately $30.8 million remains available for issuance under the offering.
In August 2021, the Company completed the private placement of $16.5 million in aggregate principal amount of fixed-to-floating rate subordinated notes due in 2031 to certain qualified institutional buyers and accredited investors. The Notes are structured to qualify as Tier 2 capital for the Company under regulatory capital guidelines for bank holding companies during the first five years after issuance, with Tier 2 capital treatment thereafter declining by 20% per year. Proceeds from the sale of the Notes were utilized primarily to provide additional Tier 1 capital to Union to support its growth and for other general corporate purposes.
Stockholders’ equity increased from $80.9 million at December 31, 2025 to $90.4 million at June 30, 2026, reflecting an increase of $7.4 million due to net proceeds from the issuance of common stock under the Company's at-the-market offering, net income of $5.9 million for the first six months of 2026, an increase of $571 thousand from the vesting of stock-based compensation, and a $42 thousand increase due to the issuance of common stock under the DRIP, partially offset by cash dividends declared of $3.3 million and an increase of $1.1 million in accumulated other comprehensive loss due to a decrease in the fair market value of the Company's AFS investment securities. The components of other comprehensive income are illustrated in Note 10 of the unaudited consolidated financial statements.
The Company has 7,500,000 shares of $2.00 par value common stock authorized. As of June 30, 2026, the Company had 5,415,605 shares issued, of which 4,945,865 were outstanding and 469,740 were held in treasury.
In December 2024, the Company's Board reauthorized for 2025 and 2026 a limited stock repurchase plan that was initially established in May of 2010. The limited stock repurchase plan allows the repurchase of up to a fixed number of shares of the Company's common stock each calendar quarter in open market purchases or privately negotiated transactions, as management deems advisable and as market conditions may warrant. The repurchase authorization for a calendar quarter (currently 2,500 shares) expires at the end of that quarter to the extent it has not been exercised, and is not carried forward into future quarters. The quarterly repurchase authorization expires on December 31, 2026, unless reauthorized. The Company had no repurchases under this program during the first six months of 2026.
The Company maintains a DRIP whereby registered stockholders may elect to reinvest cash dividends and make optional cash contributions to purchase additional shares of the Company's common stock. The Company has reserved 200,000 shares of its common stock for issuance and sale under the DRIP. As of June 30, 2026, 17,509 shares of stock had been issued from treasury stock under the DRIP.

Union Bankshares, Inc. Page 43

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
As shown in the table below, as of June 30, 2026, both the Company and Union met all capital adequacy requirements to which they are subject and Union exceeded the requirements for a "well capitalized" bank under the FDIC's Prompt Corrective Action framework. There were no conditions or events between June 30, 2026 and the date of this report that management believes have changed either company’s regulatory capital category.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of June 30, 2026	Amount	Ratio	Amount	Ratio	Amount	Ratio
Company:	(Dollars in thousands)
Total capital to risk weighted assets	$140,860	13.78%	$81,776	8.00%	N/A	N/A
Tier 1 capital to risk weighted assets	115,180	11.27%	61,320	6.00%	N/A	N/A
Common Equity Tier 1 to risk weighted assets	115,180	11.27%	45,990	4.50%	N/A	N/A
Tier 1 capital to average assets	115,180	6.88%	66,965	4.00%	N/A	N/A

Union:
Total capital to risk weighted assets	$140,203	13.73%	$81,691	8.00%	$102,114	10.00%
Tier 1 capital to risk weighted assets	130,847	12.81%	61,287	6.00%	81,716	8.00%
Common Equity Tier 1 to risk weighted assets	130,847	12.81%	45,965	4.50%	66,394	6.50%
Tier 1 capital to average assets	130,847	7.82%	66,929	4.00%	83,662	5.00%
Dividends paid by Union are the primary source of funds available to the Company for payment of dividends to its stockholders. Union is subject to certain requirements imposed by federal banking laws and regulations, which among other things, establish minimum levels of capital and restrict the amount of dividends that may be distributed by Union to the Company.
Quarterly cash dividends of $0.36 per share were paid during the second quarter of 2026 and were declared in July for the third quarter, payable on August 6, 2026 to stockholders of record on July 27, 2026.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Omitted, in accordance with the regulatory relief available to smaller reporting companies in SEC Release Nos. 33-10513 (effective September 10, 2018).

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer, with the assistance of the Disclosure Control Committee, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2026. Based on this evaluation they concluded that those disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files with the Commission is accumulated and communicated to

Union Bankshares, Inc. Page 44

the Company’s management, including its principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required information.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
There were no repurchases of the Company's equity securities, nor any sales of unregistered securities, during the quarter ended June 30, 2026.

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
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the unaudited consolidated balance sheets, (ii) the unaudited consolidated statements of income for the three and six months ended June 30, 2026 and 2025, (iii) the unaudited consolidated statements of comprehensive income for the three and six months ended June 30, 2026 and 2025, (iv) the unaudited consolidated statements of changes in stockholders' equity, (v) the unaudited consolidated statements of cash flows and (vi) related notes.

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

Union Bankshares, Inc.

August 7, 2026	/s/ Jeffrey F. Weidley
Jeffrey F. Weidley
Director, President and Chief Executive Officer

August 7, 2026	/s/ Carrie R. Locklin
Carrie R. Locklin
Chief Financial Officer
(Principal Financial Officer)

Union Bankshares, Inc. Page 46