Form 10-Q
period 2026-09-30
UNION BANKSHARES INC
filed 2026-11-09
CIK 706863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2026

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐      No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of October 30, 2026.

Common Stock, $2 par value	4,946,718	shares

UNION BANKSHARES, INC.
TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	September 30, 2026	December 31, 2025
	(Unaudited)
Assets	(Dollars in thousands)
Cash and due from banks	$5,271	$4,658
Federal funds sold and overnight deposits	18,063	7,642
Cash and cash equivalents	23,334	12,300
Interest bearing deposits in banks	6,962	8,955
Investment securities available-for-sale	279,900	326,255
Other investments	2,211	2,038
Total investments	282,111	328,293
Loans held for sale	5,169	4,172
Loans	1,226,746	1,174,734
Allowance for credit losses on loans	(8,601)	(8,407)
Net deferred loan costs	2,137	2,066
Net loans	1,220,282	1,168,393
Premises and equipment, net	21,087	19,847
Other assets	77,595	75,231
Total assets	$1,636,540	$1,617,191
Liabilities and Stockholders’ Equity
Liabilities
Deposits
Noninterest bearing	$228,403	$226,939
Interest bearing	664,405	725,996
Time	358,692	262,047
Total deposits	1,251,500	1,214,982
Borrowed funds	271,075	286,481
Subordinated notes	16,333	16,307
Accrued interest and other liabilities	18,799	18,557
Total liabilities	1,557,707	1,536,327
Commitments and Contingencies
Stockholders’ Equity
Common stock, $2.00 par value; 7,500,000 shares authorized; 5,415,605 shares issued at September 30, 2026 and 5,084,635 shares issued at December 31, 2025	10,831	10,169
Additional paid-in capital	12,102	4,607
Retained earnings	100,841	96,247
Treasury stock at cost; 468,890 shares at September 30, 2026 and 471,430 shares at December 31, 2025	(4,253)	(4,276)
Accumulated other comprehensive loss	(40,688)	(25,883)
Total stockholders' equity	78,833	80,864
Total liabilities and stockholders' equity	$1,636,540	$1,617,191

See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 1

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest and dividend income	(Dollars in thousands, except per share data)
Interest and fees on loans	$17,396	$16,996	$50,604	$49,606
Interest on debt securities:
Taxable	2,249	1,351	6,943	4,077
Tax exempt	387	388	1,161	1,165
Dividends	225	203	655	605
Interest on federal funds sold and overnight deposits	31	192	351	522
Interest on interest bearing deposits in banks	75	77	236	248
Total interest and dividend income	20,363	19,207	59,950	56,223
Interest expense
Interest on deposits	5,030	5,070	15,395	16,087
Interest on borrowed funds	3,003	2,838	9,025	7,836
Interest on subordinated notes	186	143	471	428
Total interest expense	8,219	8,051	24,891	24,351
Net interest income	12,144	11,156	35,059	31,872
Credit loss expense (benefit)	34	313	(116)	769
Net interest income after credit loss expense (benefit)	12,110	10,843	35,175	31,103
Noninterest income
Wealth management income	327	297	960	868
Service fees	1,828	1,793	5,234	5,165
Net gains on sales of loans held for sale	553	700	1,393	1,569
Net (losses) gains on other investments	(24)	94	101	178
Other income	159	466	892	769
Total noninterest income	2,843	3,350	8,580	8,549
Noninterest expenses
Salaries and wages	4,388	4,436	13,701	12,432
Employee benefits	1,611	1,406	5,273	4,958
Occupancy expense, net	555	537	1,749	1,736
Equipment expense	1,176	1,095	3,421	3,244
Other expenses	2,882	2,869	8,713	8,284
Total noninterest expenses	10,612	10,343	32,857	30,654
Income before provision for income taxes	4,341	3,850	10,898	8,998
Provision for income taxes	573	414	1,202	666
Net income	$3,768	$3,436	$9,696	$8,332
Basic earnings per common share	$0.77	$0.75	$2.03	$1.83
Diluted earnings per common share	$0.76	$0.75	$2.01	$1.82
Weighted average number of common shares outstanding	4,946,382	4,563,784	4,783,743	4,548,962
Weighted average common and potential common shares for diluted EPS	4,977,589	4,599,367	4,820,324	4,582,227
Dividends per common share	$0.36	$0.36	$1.08	$1.08

See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 2

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in thousands)
Net income	$3,768	$3,436	$9,696	$8,332
Other comprehensive (loss) income, net of tax:
Investment securities available-for-sale:
Net unrealized holding (losses) gains arising during the period on investment securities available-for-sale	(13,693)	3,701	(14,805)	6,467
Total other comprehensive (loss) income	(13,693)	3,701	(14,805)	6,467
Total comprehensive (loss) income	$(9,925)	$7,137	$(5,109)	$14,799

See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 3

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)

	Three Month Periods Ended September 30, 2026 and 2025
	Common Stock					Accumulated other comprehensive loss
	Shares, net of treasury	Amount	Additional paid-in capital	Retained earnings	Treasury stock		Total stockholders’ equity
	(Dollars in thousands, except per share data)
Balances, June 30, 2026	4,945,865	$10,831	$11,980	$98,853	$(4,261)	$(26,995)	$90,408
Net income	—	—	—	3,768	—	—	3,768
Other comprehensive loss	—	—	—	—	—	(13,693)	(13,693)
Dividend reinvestment plan	850	—	12	—	8	—	20
Cash dividends declared ($0.36 per share)	—	—	—	(1,780)	—	—	(1,780)
Stock based compensation expense	—	—	110	—	—	—	110
Balances, September 30, 2026	4,946,715	$10,831	$12,102	$100,841	$(4,253)	$(40,688)	$78,833

Balances, June 30, 2025	4,551,335	$10,049	$3,380	$93,350	$(4,290)	$(31,231)	$71,258
Net income	—	—	—	3,436	—	—	3,436
Other comprehensive income	—	—	—	—	—	3,701	3,701
Dividend reinvestment plan	689	—	13	—	7	—	20
Cash dividends declared ($0.36 per share)	—	—	—	(1,638)	—	—	(1,638)
Stock based compensation expense	—	—	153	—	—	—	153
Common stock issued, net of issuance costs	30,397	61	688	—	—	—	749
Balances, September 30, 2025	4,582,421	$10,110	$4,234	$95,148	$(4,283)	$(27,530)	$77,679

	Nine Month Periods Ended September 30, 2026 and 2025
	Common Stock					Accumulated other comprehensive loss
	Shares, net of treasury	Amount	Additional paid-in capital	Retained earnings	Treasury stock		Total stockholders’ equity
	(Dollars in thousands, except per share data)
Balances, December 31, 2025	4,613,205	$10,169	$4,607	$96,247	$(4,276)	$(25,883)	$80,864
Net income	—	—	—	9,696	—	—	9,696
Other comprehensive loss	—	—	—	—	—	(14,805)	(14,805)
Dividend reinvestment plan	2,540	—	39	—	23	—	62
Cash dividends declared ($1.08 per share)	—	—	—	(5,102)	—	—	(5,102)
Stock based compensation expense	3,164	6	675	—	—	—	681
Common stock issued, net of issuance costs	327,806	656	6,781	—	—	—	7,437
Balances, September 30, 2026	4,946,715	$10,831	$12,102	$100,841	$(4,253)	$(40,688)	$78,833

Balances, December 31, 2024	4,538,009	$10,024	$3,031	$91,722	$(4,300)	$(33,997)	$66,480
Net income	—	—	—	8,332	—	—	8,332
Other comprehensive income	—	—	—	—	—	6,467	6,467
Dividend reinvestment plan	1,842	—	39	—	17	—	56
Cash dividends declared ($1.08 per share)	—	—	—	(4,906)	—	—	(4,906)
Stock based compensation expense	3,736	8	441	—	—	—	449
Common stock issued, net of issuance costs	38,834	78	723	—	—	—	801
Balances, September 30, 2025	4,582,421	$10,110	$4,234	$95,148	$(4,283)	$(27,530)	$77,679
See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 4

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash Flows From Operating Activities	(Dollars in thousands)
Net income	$9,696	$8,332
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,291	1,212
Credit loss (benefit) expense	(116)	769
Deferred income tax benefit	9	5
Net amortization of premiums on investment securities	1	438
Equity in losses of limited partnerships	1,414	1,366
Stock based compensation expense	681	449
Net (increase) decrease in unamortized loan costs	(71)	55
Proceeds from sales of loans held for sale	96,248	104,351
Origination of loans held for sale	(95,852)	(102,107)
Net gains on sales of loans held for sale	(1,393)	(1,569)
Net gains on disposals of premises and equipment	(381)	—
Net gains on other investments	(101)	(178)
Decrease in accrued interest receivable	762	881
Amortization of debt issuance costs	26	26
Increase in other assets	(428)	(1,454)
Increase in other liabilities	76	1,481
Net cash provided by operating activities	11,862	14,057
Cash Flows From Investing Activities
Interest bearing deposits in banks
Proceeds from maturities and redemptions	7,212	9,213
Purchases	(5,219)	(8,208)
Investment securities available-for-sale
Proceeds from maturities, calls and paydowns	27,135	20,002
Purchases	—	(22,029)
Net purchases of other investments	(72)	(35)
Net decrease (increase) in nonmarketable stock	1,293	(810)
Net increase in loans	(52,012)	(18,583)
Recoveries of loans charged off	12	15
Net purchases of premises and equipment	(2,570)	(967)
Proceeds from Company-owned life insurance death benefit	—	197
Investments in limited partnerships	(536)	(1,005)
Proceeds from sales of premises and equipment	420	—
Net cash used in investing activities	(24,337)	(22,210)

Union Bankshares, Inc. Page 5

	Nine Months Ended September 30,
	2026	2025

Cash Flows From Financing Activities	(Dollars in thousands)
Advances on long-term borrowings	105,094	20,145
Repayment of long-term borrowings	(185,000)	(20,000)
Net increase in short-term borrowings outstanding	64,500	11,000
Net increase in noninterest bearing deposits	1,464	1,154
Net decrease in interest bearing deposits	(61,591)	(63,601)
Net increase in time deposits	96,645	83,139
Proceeds from issuance of common stock, net of issuance costs	7,437	801
Dividends paid	(5,040)	(4,850)
Net cash provided by financing activities	23,509	27,788
Net increase in cash and cash equivalents	11,034	19,635
Cash and cash equivalents
Beginning of period	12,300	15,838
End of period	$23,334	$35,473

Supplemental Disclosures of Cash Flow Information
Interest paid	$24,009	$24,540
Income taxes paid	$300	$200

Supplemental Schedule of Noncash Investing Activities
Investment in limited partnerships acquired by capital contributions payable	$939	$1,901

Dividends paid on Common Stock:
Dividends declared	$5,102	$4,906
Dividends reinvested	(62)	(56)
	$5,040	$4,850

See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 6

UNION BANKSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
Note 1.    Basis of Presentation
The accompanying unaudited interim consolidated financial statements of Union Bankshares, Inc. and Subsidiary (together, the Company) as of September 30, 2026, and for the three and nine months ended September 30, 2026 and 2025, have been prepared in conformity with GAAP for interim financial information, general practices within the banking industry, and the accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (2025 Annual Report). The Company's sole subsidiary is Union Bank. In the opinion of the Company’s management, all adjustments, consisting only of normal recurring adjustments and disclosures necessary for a fair presentation of the information contained herein, have been made. This information should be read in conjunction with the Company’s 2025 Annual Report. The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2026, or any future interim period.
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

ACL:	Allowance for credit losses	FHLMC/Freddie Mac:	Federal Home Loan Mortgage Corporation
AFS:	Available-for-sale	GAAP:	Generally accepted accounting principles in the United States
ASC:	Accounting Standards Codification	HTM:	Held-to-maturity
ASU:	Accounting Standards Update	ICS:	Insured Cash Sweeps of the IntraFi Network
Board:	Board of Directors	MBS:	Mortgage-backed security
bp or bps:	Basis point(s)	MSRs:	Mortgage servicing rights
CDARS:	Certificate of Deposit Accounts Registry Service of the IntraFi Network	OAO:	Other assets owned
CECL:	Current expected credit loss	OCI:	Other comprehensive income
CODM:	Chief Operating Decision Maker	OREO:	Other real estate owned
Company:	Union Bankshares, Inc. and Subsidiary	RSU:	Restricted stock unit
DCF:	Discounted cash flow	SBA:	U.S. Small Business Administration
DRIP:	Dividend Reinvestment and Stock Purchase Plan	SEC:	U.S. Securities and Exchange Commission
EPS:	Earnings per share	Union:	Union Bank, the sole subsidiary of Union Bankshares, Inc
FASB:	Financial Accounting Standards Board	USDA:	U.S. Department of Agriculture
FDIC:	Federal Deposit Insurance Corporation	2014 Equity Plan:	2014 Equity Incentive Plan, as amended
FDICIA:	The Federal Deposit Insurance Corporation Improvement Act of 1991	2024 Equity Plan:	2024 Equity Incentive Plan
FHLB:	Federal Home Loan Bank of Boston	2025 Annual Report:	Annual Report on Form 10-K for the year ended December 31, 2025
FRB:	Federal Reserve Bank of Boston
Segment Reporting
Operating segments are the components of an entity for which separate financial information is available and evaluated regularly by management in order to allocate resources and assess performance. Management has designated its Strategic Leadership Team as the Company's Chief Operating Decision Maker ("CODM"), consisting of the Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, Senior Commercial Loan Officer, Senior Residential and Consumer Loan Officer, Senior IT/Operations Officer, Human Resources Officer, Senior Risk Officer, and Senior Retail Officer. The CODM assesses consolidated financial results to make operating and strategic decisions, assess performance, and allocate resources.

Union Bankshares, Inc. Page 7

Therefore, the Company has determined that its business is conducted in one reportable segment and represents the consolidated financial statements of the Company.
The Company's reportable segment is determined by the CODM based upon information provided about the Company's products and services offered, primarily banking operations. The segment is also distinguished by the level of information provided by management, who uses such information to review performance of various components of the business, which are then aggregated if operating performance, products/services, and customers are similar. The CODM evaluates the financial performance of the Company's business components by evaluating revenue streams, significant expenses, and budget to actual results in assessing the Company's segment and in determining the allocation of resources. The CODM uses revenue streams to evaluate product pricing and significant expenses to assess performance and evaluate return on assets. The CODM uses consolidated net income to benchmark the Company against its competitors. The benchmarking analysis coupled with monitoring of budget to actual results is used in assessing performance and in establishing compensation. Loans, investments, and deposit product service fees provide the revenues in the Company's banking operations, while interest expense, credit loss expense, and salaries and employee benefits, as reported on the consolidated statements of income, constitute the significant expenses in those operations. All operations are domestic.
Accounting policies for segments are the same as those described herein and in the Company’s 2025 Annual Report. Segment performance is evaluated using consolidated net income. The measure of segment assets is reported on the consolidated balance sheets as total consolidated assets. Noncash items, such as depreciation and amortization, as well as expenditures for premises and equipment, are reported on the consolidated statements of cash flows.

Note 2. Legal Contingencies
In the normal course of business, the Company is involved in various legal and other proceedings. In the opinion of management, any liability resulting from such proceedings is not expected to have a material adverse effect on the Company’s consolidated financial condition or results of operations.

Note 3. Per Share Information
The following table presents the reconciliation between the calculation of basic EPS and diluted EPS for the three and nine months ended September 30, 2026 and 2025:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in thousands, except per share data)
Net income	$3,768	$3,436	$9,696	$8,332
Weighted average common shares outstanding for basic EPS	4,946,382	4,563,784	4,783,743	4,548,962
Dilutive effect of stock-based awards (1)	31,207	35,583	36,581	33,265
Weighted average common and potential common shares for diluted EPS	4,977,589	4,599,367	4,820,324	4,582,227
Earnings per common share:
Basic EPS	$0.77	$0.75	$2.03	$1.83
Diluted EPS	$0.76	$0.75	$2.01	$1.82
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

Note 5. Investment Securities

Debt securities AFS as of the balance sheet dates consisted of the following:

September 30, 2026	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. Government-sponsored enterprises	$26,317	$—	$(2,530)	$23,787
Agency mortgage-backed	239,737	—	(34,632)	205,105
State and political subdivisions	55,204	1	(12,762)	42,443
Corporate	11,000	—	(2,435)	8,565
Total	$332,258	$1	$(52,359)	$279,900

December 31, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. Government-sponsored enterprises	$28,143	$—	$(2,049)	$26,094
Agency mortgage-backed	264,317	274	(24,027)	240,564
State and political subdivisions	55,434	10	(7,224)	48,220
Corporate	11,500	—	(123)	11,377
Total	$359,394	$284	$(33,423)	$326,255
There were no investment securities HTM at September 30, 2026 or December 31, 2025. At such dates, investment securities AFS with a fair value of $83.7 million and $87.8 million, respectively, were pledged as collateral for FHLB borrowings and other credit subject to collateralization, public unit deposits or for other purposes as required or permitted by law. Investment securities AFS pledged as collateral for access to the discount window credit facility at the FRB consisted of mortgage-backed securities with a fair value of $55.7 million and $9.4 million at September 30, 2026 and December 31, 2025, respectively.

The amortized cost and estimated fair value of debt securities by contractual scheduled maturity as of September 30, 2026 were as follows:

	Amortized Cost	Fair Value
Available-for-sale	(Dollars in thousands)
Due in one year or less	$1,503	$1,500
Due from one to five years	17,016	15,642
Due from five to ten years	7,644	6,636
Due after ten years	66,358	51,017
	92,521	74,795
Agency mortgage-backed	239,737	205,105
Total debt securities available-for-sale	$332,258	$279,900

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

Union Bankshares, Inc. Page 9

Information pertaining to all AFS debt securities with gross unrealized losses for which an ACL had not been recorded as of the balance sheet dates, aggregated by investment category and length of time that individual securities have been in a continuous loss position were as follows:

September 30, 2026	Less Than 12 Months			12 Months and Over			Total
	Number of Securities	Fair Value	Gross Unrealized Loss	Number of Securities	Fair Value	Gross Unrealized Loss	Number of Securities	Fair Value	Gross Unrealized Loss
		(Dollars in thousands)
U.S. Government- sponsored enterprises	—	$—	$—	22	$23,787	$(2,530)	22	$23,787	$(2,530)
Agency mortgage-backed	30	95,812	(6,308)	87	109,293	(28,324)	117	205,105	(34,632)
State and political subdivisions	1	1,375	(195)	52	40,567	(12,567)	53	41,942	(12,762)
Corporate	3	7,568	(2,431)	2	997	(4)	5	8,565	(2,435)
Total	34	$104,755	$(8,934)	163	$174,644	$(43,425)	197	$279,399	$(52,359)

December 31, 2025	Less Than 12 Months			12 Months and Over			Total
	Number of Securities	Fair Value	Gross Unrealized Loss	Number of Securities	Fair Value	Gross Unrealized Loss	Number of Securities	Fair Value	Gross Unrealized Loss
		(Dollars in thousands)
U.S. Government- sponsored enterprises	—	$—	$—	23	$26,052	$(2,049)	23	$26,052	$(2,049)
Agency mortgage-backed	18	80,477	(487)	92	139,315	(23,540)	110	219,792	(24,027)
State and political subdivisions	1	1,554	(18)	52	46,157	(7,206)	53	47,711	(7,224)
Corporate	2	2,884	(116)	2	993	(7)	4	3,877	(123)
Total	21	$84,915	$(621)	169	$212,517	$(32,802)	190	$297,432	$(33,423)

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

No ACL for AFS debt securities was recorded at September 30, 2026 or December 31, 2025. Accrued interest receivable on AFS debt securities totaled $1.1 million and $1.5 million at September 30, 2026 and December 31, 2025, respectively, and is excluded from the estimate of credit losses.

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

Union Bankshares, Inc. Page 10

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
The composition of Net loans as of the balance sheet dates, by regulatory call report code segmentation based on underlying collateral or purpose for certain loan types, was as follows:

	September 30, 2026	December 31, 2025
Residential real estate	(Dollars in thousands)
Non-revolving residential real estate	$469,634	$445,199
Revolving residential real estate	33,917	29,075
Construction real estate
Commercial construction real estate	46,674	51,347
Residential construction real estate	51,051	52,478
Commercial real estate
Non-residential commercial real estate	367,339	345,900
Multi-family residential real estate	98,652	99,269
Commercial	30,385	31,159
Consumer	2,101	2,414
Municipal	126,993	117,893
Gross loans	1,226,746	1,174,734
Allowance for credit losses on loans	(8,601)	(8,407)
Net deferred loan costs	2,137	2,066
Net loans	$1,220,282	$1,168,393
Qualifying residential first mortgage loans and certain commercial real estate loans with an aggregate carrying value of $434.1 million and $492.9 million were pledged as collateral for borrowings from the FHLB under a blanket lien at September 30, 2026 and December 31, 2025, respectively.
Accrued interest receivable on loans totaled $5.1 million and $5.5 million at September 30, 2026 and December 31, 2025, respectively, and is excluded from the estimate of credit losses described in Note 7.

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

Union Bankshares, Inc. Page 11

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

Union Bankshares, Inc. Page 12

Changes in the ACL on loans, by loan segment, for the three and nine months ended September 30, 2026 and 2025 were as follows:

For The Three Months Ended September 30, 2026	Balance, June 30, 2026	Charge-Offs	Recoveries	Credit Loss Expense (Benefit)	Balance, September 30, 2026
	(Dollars in thousands)
Non-revolving residential real estate	$2,824	$—	$3	$73	$2,900
Revolving residential real estate	278	—	—	19	297
Residential real estate	3,102	—	3	92	3,197
Commercial construction real estate	620	—	—	(5)	615
Residential construction real estate	121	—	—	(6)	115
Construction real estate	741	—	—	(11)	730
Non-residential commercial real estate	4,011	—	—	63	4,074
Multi-family residential real estate	257	—	—	(3)	254
Commercial real estate	4,268	—	—	60	4,328
Commercial	244	—	1	(7)	238
Consumer	2	—	—	—	2
Municipal	33	—	—	73	106
Total	$8,390	$—	$4	$207	$8,601

For The Nine Months Ended September 30, 2026	Balance, December 31, 2025	Charge-Offs	Recoveries	Credit Loss Expense (Benefit)	Balance, September 30, 2026
	(Dollars in thousands)
Non-revolving residential real estate	$2,913	$—	$10	$(23)	$2,900
Revolving residential real estate	263	—	—	34	297
Residential real estate	3,176	—	10	11	3,197
Commercial construction real estate	654	—	—	(39)	615
Residential construction real estate	186	—	—	(71)	115
Construction real estate	840	—	—	(110)	730
Non-residential commercial real estate	3,755	—	—	319	4,074
Multi-family residential real estate	239	—	—	15	254
Commercial real estate	3,994	—	—	334	4,328
Commercial	292	—	2	(56)	238
Consumer	5	—	—	(3)	2
Municipal	100	—	—	6	106
Total	$8,407	$—	$12	$182	$8,601

Union Bankshares, Inc. Page 13

For The Three Months Ended September 30, 2025	Balance, June 30, 2025	Charge-Offs	Recoveries	Credit Loss Expense (Benefit)	Balance, September 30, 2025
	(Dollars in thousands)
Non-revolving residential real estate	$2,905	$—	$3	$(11)	$2,897
Revolving residential real estate	230	—	—	21	251
Residential real estate	3,135	—	3	10	3,148
Commercial construction real estate	1,019	—	—	103	1,122
Residential construction real estate	219	—	—	(17)	202
Construction real estate	1,238	—	—	86	1,324
Non-residential commercial real estate	3,200	—	—	53	3,253
Multi-family residential real estate	258	—	—	(10)	248
Commercial real estate	3,458	—	—	43	3,501
Commercial	439	(41)	2	(89)	311
Consumer	6	(1)	—	—	5
Municipal	31	—	—	77	108
Total	$8,307	$(42)	$5	$127	$8,397

For The Nine Months Ended September 30, 2025	Balance, December 31, 2024	Charge-Offs	Recoveries	Credit Loss Expense (Benefit)	Balance, September 30, 2025
	(Dollars in thousands)
Non-revolving residential real estate	$3,212	$—	$12	$(327)	$2,897
Revolving residential real estate	280	—	—	(29)	251
Residential real estate	3,492	—	12	(356)	3,148
Commercial construction real estate	651	—	—	471	1,122
Residential construction real estate	102	—	—	100	202
Construction real estate	753	—	—	571	1,324
Non-residential commercial real estate	2,766	—	—	487	3,253
Multi-family residential real estate	212	—	—	36	248
Commercial real estate	2,978	—	—	523	3,501
Commercial	377	(41)	2	(27)	311
Consumer	6	(5)	1	3	5
Municipal	74	—	—	34	108
Total	$7,680	$(46)	$15	$748	$8,397

The Company's ACL on off-balance sheet credit exposures is recognized as a liability within Accrued interest and other liabilities on the consolidated balance sheets, with adjustments to the ACL recognized in Credit loss expense (benefit) in the consolidated statements of income. The activity in the ACL on off-balance sheet credit exposures for the three and nine months ended September 30, 2026 and 2025 was as follows:

	For The Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
ACL on Off-Balance Sheet Credit Exposures	(Dollars in thousands)
Balance at beginning of period	$965	$906	$1,090	$1,071
Credit loss (benefit) expense	(173)	186	(298)	21
Balance at end of period	$792	$1,092	$792	$1,092

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

The following table summarizes the Company's loans by year of origination and by loan ratings applied by management to the Company's loans by segment as well as gross charge-offs by year of origination and loan segment as of and for the nine months ended September 30, 2026:

September 30, 2026	2026	2025	2024	2023	2022	Prior	Revolving	Total
	(Dollars in thousands)
Non-revolving residential real estate
Pass	$68,111	$49,663	$54,940	$44,251	$82,218	$132,455	$—	$431,638
Satisfactory/Monitor	4,651	5,840	4,561	4,260	7,074	10,453	—	36,839
Substandard	—	—	—	—	837	320	—	1,157
Total non-revolving residential real estate	72,762	55,503	59,501	48,511	90,129	143,228	—	469,634
Gross charge-offs for the nine months ended	—	—	—	—	—	—	—	—
Revolving residential real estate
Pass	—	—	—	—	—	—	31,581	31,581
Satisfactory/Monitor	—	—	—	—	—	—	2,336	2,336
Substandard	—	—	—	—	—	—	—	—
Total revolving residential real estate	—	—	—	—	—	—	33,917	33,917
Gross charge-offs for the nine months ended	—	—	—	—	—	—	—	—
Commercial construction real estate
Pass	2,322	4,268	4,778	841	1,092	1,498	—	14,799
Satisfactory/Monitor	19,789	5,921	4,656	750	—	759	—	31,875
Substandard	—	—	—	—	—	—	—	—
Total commercial construction real estate	22,111	10,189	9,434	1,591	1,092	2,257	—	46,674
Gross charge-offs for the nine months ended	—	—	—	—	—	—	—	—
Residential construction real estate
Pass	18,139	22,979	4,674	149	355	—	—	46,296
Satisfactory/Monitor	853	1,774	80	—	—	2,048	—	4,755
Substandard	—	—	—	—	—	—	—	—
Total residential construction real estate	18,992	24,753	4,754	149	355	2,048	—	51,051
Gross charge-offs for the nine months ended	—	—	—	—	—	—	—	—

Union Bankshares, Inc. Page 15

September 30, 2026	2026	2025	2024	2023	2022	Prior	Revolving	Total
	(Dollars in thousands)
Non-residential commercial real estate
Pass	8,036	5,200	4,602	12,878	46,368	88,893	4,364	170,341
Satisfactory/Monitor	7,392	15,276	88,413	11,886	15,044	30,321	14,925	183,257
Substandard	—	—	—	12,294	—	1,149	298	13,741
Total non-residential commercial real estate	15,428	20,476	93,015	37,058	61,412	120,363	19,587	367,339
Gross charge-offs for the nine months ended	—	—	—	—	—	—	—	—
Multi-family residential real estate
Pass	5,882	830	1,316	31	3,917	44,166	—	56,142
Satisfactory/Monitor	—	2,499	1,310	5,565	12,230	20,686	—	42,290
Substandard	—	—	—	—	—	220	—	220
Total multi-family residential real estate	5,882	3,329	2,626	5,596	16,147	65,072	—	98,652
Gross charge-offs for the nine months ended	—	—	—	—	—	—	—	—
Commercial
Pass	2,052	2,158	2,468	1,596	2,489	6,893	3,081	20,737
Satisfactory/Monitor	979	626	785	1,410	576	2,579	2,516	9,471
Substandard	—	—	—	—	—	177	—	177
Total commercial	3,031	2,784	3,253	3,006	3,065	9,649	5,597	30,385
Gross charge-offs for the nine months ended	—	—	—	—	—	—	—	—
Consumer
Pass	680	461	490	257	19	173	21	2,101
Satisfactory/Monitor	—	—	—	—	—	—	—	—
Substandard	—	—		—	—		—	—
Total consumer	680	461	490	257	19	173	21	2,101
Gross charge-offs for the nine months ended	—	—	—	—	—	—	—	—
Municipal
Pass	98,910	7,581	7,336	8,511	239	2,888	—	125,465
Satisfactory/Monitor	1,528	—	—	—	—	—	—	1,528
Substandard	—	—	—	—	—	—	—	—
Total municipal	100,438	7,581	7,336	8,511	239	2,888	—	126,993
Gross charge-offs for the nine months ended	—	—	—	—	—	—	—	—
Total Loans	$239,324	$125,076	$180,409	$104,679	$172,458	$345,678	$59,122	$1,226,746
Gross charge-offs for the nine months ended	$—	$—	$—	$—	$—	$—	$—	$—

The following table summarizes the Company's loans by year of origination and by loan ratings applied by management to the Company's loans by segment as well as gross charge-offs by year of origination and loan segment as of and for the year ended December 31, 2025:

December 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving	Total
	(Dollars in thousands)
Non-revolving residential real estate
Pass	$52,182	$67,718	$53,671	$90,305	$71,858	$69,511	$—	$405,245
Satisfactory/Monitor	5,955	6,865	5,160	9,346	5,114	6,648	—	39,088
Substandard	—	—	—	629	—	237	—	866
Total non-revolving residential real estate	58,137	74,583	58,831	100,280	76,972	76,396	—	445,199
Gross charge-offs for the year ended	—	—	—	—	—	—	—	—

Union Bankshares, Inc. Page 16

December 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving	Total
	(Dollars in thousands)
Revolving residential real estate
Pass	—	—	—	—	—	—	27,284	27,284
Satisfactory/Monitor	—	—	—	—	—	—	1,771	1,771
Substandard	—	—	—	—	—	—	20	20
Total revolving residential real estate	—	—	—	—	—	—	29,075	29,075
Gross charge-offs for the year ended	—	—	—	—	—	—	—	—
Commercial construction real estate
Pass	5,464	6,170	1,265	1,493	1,108	887	—	16,387
Satisfactory/Monitor	3,999	29,181	959	—	739	79	—	34,957
Substandard	—	—	—	—	—	3	—	3
Total commercial construction real estate	9,463	35,351	2,224	1,493	1,847	969	—	51,347
Gross charge-offs for the year ended	—	—	—	—	—	—	—	—
Residential construction real estate
Pass	32,317	11,714	989	783	—	—	—	45,803
Satisfactory/Monitor	1,714	1,591	—	—	3,357	13	—	6,675
Substandard	—	—	—	—	—	—	—	—
Total residential construction real estate	34,031	13,305	989	783	3,357	13	—	52,478
Gross charge-offs for the year ended	—	—	—	—	—	—	—	—
Non-residential commercial real estate
Pass	8,114	4,897	10,954	51,325	27,871	63,526	4,729	171,416
Satisfactory/Monitor	10,839	60,589	14,690	12,398	15,742	27,512	17,049	158,819
Substandard	—	—	12,933	—	—	2,732	—	15,665
Total non-residential commercial real estate	18,953	65,486	38,577	63,723	43,613	93,770	21,778	345,900
Gross charge-offs for the year ended	—	—	—	—	—	—	—	—
Multi-family residential real estate
Pass	846	449	39	4,025	4,709	44,467	—	54,535
Satisfactory/Monitor	2,202	1,763	5,665	12,857	14,801	7,208	—	44,496
Substandard	—	—	—	—	—	238	—	238
Total multi-family residential real estate	3,048	2,212	5,704	16,882	19,510	51,913	—	99,269
Gross charge-offs for the year ended	—	—	—	—	—	—	—	—
Commercial
Pass	2,104	2,115	2,015	1,653	990	4,539	4,879	18,295
Satisfactory/Monitor	885	2,153	1,554	2,093	1,670	3,771	538	12,664
Substandard	—	—	—	—	—	200	—	200
Total commercial	2,989	4,268	3,569	3,746	2,660	8,510	5,417	31,159
Gross charge-offs for the year ended	41	—	—	—	—	—	—	41
Consumer
Pass	1,152	564	434	40	8	192	24	2,414
Satisfactory/Monitor	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total consumer	1,152	564	434	40	8	192	24	2,414
Gross charge-offs for the year ended	—	1	4	1	—	—	—	6

Union Bankshares, Inc. Page 17

December 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving	Total
	(Dollars in thousands)
Municipal
Pass	94,572	8,416	9,277	384	311	3,397	—	116,357
Satisfactory/Monitor	1,536	—	—	—	—	—	—	1,536
Substandard	—	—	—	—	—	—	—	—
Total municipal	96,108	8,416	9,277	384	311	3,397	—	117,893
Gross charge-offs for the year ended	—	—	—	—	—	—	—	—
Total Loans	$223,881	$204,185	$119,605	$187,331	$148,278	$235,160	$56,294	$1,174,734
Gross charge-offs for the year ended	$41	$1	$4	$1	$—	$—	$—	$47

A summary of current and past due loans as of September 30, 2026 and December 31, 2025 follows:

September 30, 2026	30-59 Days	60-89 Days	90 Days and Over	Total Past Due	Current	Total
	(Dollars in thousands)
Residential real estate
Non-revolving residential real estate	$38	$1,910	$214	$2,162	$467,472	$469,634
Revolving residential real estate	—	—	—	—	33,917	33,917
Construction real estate
Commercial construction real estate	—	—	—	—	46,674	46,674
Residential construction real estate	—	—	—	—	51,051	51,051
Commercial real estate
Non-residential commercial real estate	226	—	297	523	366,816	367,339
Multi-family residential real estate	—	220	—	220	98,432	98,652
Commercial	—	18	—	18	30,367	30,385
Consumer	—	—	—	—	2,101	2,101
Municipal	—	—	—	—	126,993	126,993
Total	$264	$2,148	$511	$2,923	$1,223,823	$1,226,746

December 31, 2025	30-59 Days	60-89 Days	90 Days and Over	Total Past Due	Current	Total
	(Dollars in thousands)
Residential real estate
Non-revolving residential real estate	$2,984	$479	$867	$4,330	$440,869	$445,199
Revolving residential real estate	10	—	—	10	29,065	29,075
Construction real estate
Commercial construction real estate	74	—	3	77	51,270	51,347
Residential construction real estate	—	—	—	—	52,478	52,478
Commercial real estate
Non-residential commercial real estate	233	—	—	233	345,667	345,900
Multi-family residential real estate	—	—	—	—	99,269	99,269
Commercial	—	—	—	—	31,159	31,159
Consumer	—	—	—	—	2,414	2,414
Municipal	—	—	—	—	117,893	117,893
Total	$3,301	$479	$870	$4,650	$1,170,084	$1,174,734

Union Bankshares, Inc. Page 18

A summary of nonaccrual loans as of September 30, 2026 and December 31, 2025 follows:

September 30, 2026	Nonaccrual	Nonaccrual With No Allowance for Credit Losses	90 Days and Over and Accruing
Residential real estate	(Dollars in thousands)
Non-revolving residential real estate	$736	$589	$173
Commercial real estate
Non-residential commercial real estate	13,741	1,446	—
Multi-family residential real estate	220	—	—
Total	$14,697	$2,035	$173

December 31, 2025	Nonaccrual	Nonaccrual With No Allowance for Credit Losses	90 Days and Over and Accruing
Residential real estate	(Dollars in thousands)
Non-revolving residential real estate	$629	$629	$238
Construction real estate
Commercial construction real estate	—	—	3
Commercial real estate
Non-residential commercial real estate	12,933	—	—
Total	$13,562	$629	$241

There were no loans in process of foreclosure at September 30, 2026 or December 31, 2025. Aggregate interest on nonaccrual loans not recognized was $1.5 million as of September 30, 2026 and $791 thousand as of December 31, 2025.
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
The following table presents collateral dependent loans to borrowers experiencing financial difficulty by loan class and collateral type as of the balance sheet dates:

	September 30, 2026	December 31, 2025
	Real Estate	Real Estate
	(Dollars in thousands)
Residential real estate	$589	$629
Non-residential commercial real estate	13,741	15,492
Total	$14,330	$16,121

Collateral dependent loans are loans for which the repayment is expected to be provided substantially by the underlying collateral and there are no other available and reliable sources of repayment.

Occasionally, the Company modifies loans to borrowers experiencing financial difficulty by providing interest rate reductions, term extensions, payment deferrals or principal forgiveness. When principal forgiveness is provided, the amount of forgiveness is charged off against the ACL on loans. There were no new loan modifications to borrowers experiencing financial difficulty as of and for the three and nine months ended September 30, 2026 or for the three months ended September 30, 2025.

Union Bankshares, Inc. Page 19

The following tables summarize loan modifications to borrowers experiencing financial difficulty for the nine months ended September 30, 2025:

	Payment Delay
	Nine Months Ended September 30, 2025
	Amortized Cost Basis	% of Loan Class	Financial Effect
	(Dollars in thousands)
Commercial construction real estate	$13,010	22.94%	Modification extended loan draw period 6 months, extended interest only payments by 12 months and extended maturity date by 18 months.

As of September 30, 2026, there were no loans modified in the previous twelve months. The following table presents the performance of loans as of December 31, 2025 that had been modified in the previous twelve months:

December 31, 2025	Current	Past Due 30-89 Days	Past Due 90 Days and Over
	(Dollars in thousands)
Non-residential commercial real estate	$12,933	$—	$—
Total	$12,933	$—	$—

There were no loans to borrowers experiencing financial difficulty that were modified within the previous twelve months that had subsequently defaulted during the three and nine months ended September 30, 2026 and 2025. Loans are considered defaulted at 90 days past due.

At September 30, 2026 and December 31, 2025, the Company was not committed to lend any additional funds to borrowers experiencing financial difficulty for which the Company modified the terms of the loans in the form of principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay, or a term extension.

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
The following table summarizes the RSUs awarded to Company executives in 2026 and 2025 under the 2024 Equity Plan, and the number of such RSUs remaining unvested as of September 30, 2026:

	Number of RSUs Granted	Weighted Average Grant Date Fair Value	Number of Unvested RSUs
2026 Award	3,000	$23.79	3,000
2026 Award	24,193	$25.03	14,785
2025 Award	18,139	$32.70	12,090
Total	45,332		29,875

Union Bankshares, Inc. Page 20

The following table summarizes the RSUs awarded to Company executives in 2024 under the 2014 Equity Plan, and the number of such RSUs remaining unvested as of September 30, 2026:

	Number of RSUs Granted	Weighted Average Grant Date Fair Value	Number of Unvested RSUs
2024 Award	19,910	$28.87	1,557
Total	19,910		1,557

No new grants will be made under the 2014 Equity Plan.
Unrecognized compensation expense related to the unvested RSUs under both plans as of September 30, 2026 and 2025 was $180 thousand and $247 thousand, respectively, and $472 thousand as of December 31, 2025.
On May 20, 2026, the Company's board of directors, as a component of total director compensation, granted an aggregate of 5,552 RSUs to the Company's non-employee directors under the 2024 Equity Plan. Each RSU represents the right to receive one share of the Company's common stock upon satisfaction of applicable vesting conditions. The RSUs will vest in May 2027, subject to continued board service through the vesting date, other than in the case of the director's death or disability. Prior to vesting, the RSUs do not earn dividends or dividend equivalents, nor do they bear any voting rights. Unrecognized director compensation expense related to the unvested RSUs as of September 30, 2026 was $86 thousand.

Note 9. Subordinated Notes
In August 2021, the Company completed the private placement of $16.5 million in aggregate principal amount of fixed-to-floating rate subordinated notes due in 2031 (the "Notes") to certain qualified institutional buyers and accredited investors. The Notes initially bore interest, payable semi-annually, at the rate of 3.25% per annum, until September 1, 2026. From and including September 1, 2026, the Notes outstanding principal balance bears interest at a floating rate that will reset quarterly to the then current three-month secured overnight financing rate (SOFR) plus 263 basis points. At its option, the Company may redeem the Notes, in whole or in part, beginning with the interest payment date of September 1, 2026 and on any scheduled interest payment date thereafter. The Notes qualified as Tier 2 capital instruments for the Company under bank holding company regulatory capital guidelines during the five year period after initial issuance. As of September 1, 2026, Tier 2 capital treatment will decline by 20% per year.
The Company used the proceeds primarily to provide additional Tier 1 capital to the Company's wholly-owned subsidiary, Union Bank, to support its growth and for other general corporate purposes.
The unamortized issuance costs of the Notes were $167 thousand and $193 thousand at September 30, 2026 and December 31, 2025, respectively. The Company recorded $9 thousand of issuance costs in interest expense for the three months ended September 30, 2026 and 2025, and $26 thousand for the nine months ended September 30, 2026 and 2025. The Notes are presented net of unamortized issuance costs in the consolidated balance sheets.

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

As of the balance sheet dates, the components of Accumulated OCI, net of tax, were:

	September 30, 2026	December 31, 2025
	(Dollars in thousands)
Net unrealized losses on investment securities AFS	$(40,688)	$(25,883)

Union Bankshares, Inc. Page 21

The following tables disclose the tax effects allocated to each component of OCI for the three and nine months ended September 30:

	Three Months Ended
	September 30, 2026			September 30, 2025
	Before-Tax Amount	Tax Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax Expense	Net-of-Tax Amount
Investment securities AFS:	(Dollars in thousands)
Net unrealized holding (losses) gains arising during the period on investment securities AFS	$(17,621)	$3,928	$(13,693)	$4,757	$(1,056)	$3,701
Total other comprehensive (loss) income	$(17,621)	$3,928	$(13,693)	$4,757	$(1,056)	$3,701

	Nine Months Ended
	September 30, 2026			September 30, 2025
	Before-Tax Amount	Tax Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax Expense	Net-of-Tax Amount
Investment securities AFS:	(Dollars in thousands)
Net unrealized holding (losses) gains arising during the period on investment securities AFS	$(19,219)	$4,414	$(14,805)	$8,312	$(1,845)	$6,467
Total other comprehensive (loss) income	$(19,219)	$4,414	$(14,805)	$8,312	$(1,845)	$6,467

There were no reclassification adjustments from OCI for the three and nine months ended September 30, 2026 or 2025.

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

Union Bankshares, Inc. Page 22

Assets measured at fair value on a recurring basis at September 30, 2026 and December 31, 2025, segregated by fair value hierarchy level, are summarized below:

	Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2026:	(Dollars in thousands)
Debt securities AFS:
U.S. Government-sponsored enterprises	$23,787	$2,863	$20,924	$—
Agency mortgage-backed	205,105	—	205,105	—
State and political subdivisions	42,443	—	42,443	—
Corporate	8,565	—	8,565	—
Total debt securities	$279,900	$2,863	$277,037	$—

Other investments:
Mutual funds	$2,211	$2,211	$—	$—

December 31, 2025:
Debt securities AFS:
U.S. Government-sponsored enterprises	$26,094	$2,843	$23,251	$—
Agency mortgage-backed	240,564	—	240,564	—
State and political subdivisions	48,220	—	48,220	—
Corporate	11,377	—	11,377	—
Total debt securities	$326,255	$2,843	$323,412	$—

Other investments:
Mutual funds	$2,038	$2,038	$—	$—

There were no transfers in or out of Levels 1 and 2 during the three and nine months ended September 30, 2026 or the year ended December 31, 2025, nor were there any Level 3 assets at any time during these periods. Certain other assets and liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Assets and liabilities measured at fair value on a nonrecurring basis in periods after initial recognition, such as collateral dependent individually evaluated loans, MSRs and OREO, were not considered material at September 30, 2026 or December 31, 2025. The Company has not elected to apply the fair value method to any financial assets or liabilities other than those situations where other accounting pronouncements require fair value measurements.

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

Union Bankshares, Inc. Page 23

As of the balance sheet dates, the estimated fair values and related carrying amounts of the Company's significant financial instruments were as follows:

	September 30, 2026
	Fair Value Measurements
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$23,334	$23,334	$23,334	$—	$—
Interest bearing deposits in banks	6,962	6,962	—	6,962	—
Investment securities	282,111	282,111	5,074	277,037	—
Loans held for sale	5,169	5,255	—	5,255	—
Loans, net
Residential real estate	501,231	476,159	—	—	476,159
Construction real estate	97,165	96,763	—	—	96,763
Commercial real estate	462,475	454,044	—	—	454,044
Commercial	30,200	29,604	—	—	29,604
Consumer	2,103	2,075	—	—	2,075
Municipal	127,108	125,899	—	—	125,899
Accrued interest receivable	6,225	6,225	—	1,123	5,102
Nonmarketable equity securities	10,990	N/A	N/A	N/A	N/A
Financial liabilities
Deposits
Noninterest bearing	$228,403	$228,403	$228,403	$—	$—
Interest bearing	664,405	664,405	664,405	—	—
Time	358,692	356,930	—	356,930	—
Borrowed funds
Short-term	80,000	79,809	—	79,809	—
Long-term	191,075	191,037	—	191,037	—
Subordinated notes	16,333	16,341	—	16,341	—
Accrued interest payable	2,099	2,099	—	2,099	—

Union Bankshares, Inc. Page 24

	December 31, 2025
	Fair Value Measurements
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$12,300	$12,300	$12,300	$—	$—
Interest bearing deposits in banks	8,955	8,955	—	8,955	—
Investment securities	328,293	328,293	4,881	323,412	—
Loans held for sale	4,172	4,232	—	4,232	—
Loans, net
Residential real estate	471,932	451,963	—	—	451,963
Construction real estate	103,168	102,183	—	—	102,183
Commercial real estate	441,958	430,962	—	—	430,962
Commercial	30,922	30,119	—	—	30,119
Consumer	2,413	2,379	—	—	2,379
Municipal	118,000	115,749	—	—	115,749
Accrued interest receivable	6,987	6,987	—	1,488	5,499
Nonmarketable equity securities	12,283	N/A	N/A	N/A	N/A
Financial liabilities
Deposits
Noninterest bearing	$226,939	$226,939	$226,939	$—	$—
Interest bearing	725,996	725,996	725,996	—	—
Time	262,047	261,693	—	261,693	—
Borrowed funds
Short-term	15,500	15,364	—	15,364	—
Long-term	270,981	273,014	—	273,014	—
Subordinated notes	16,307	16,799	—	16,799	—
Accrued interest payable	2,981	2,981	—	2,981	—
The carrying amounts in the preceding tables are included in the consolidated balance sheets under the applicable captions. Accrued interest receivable and nonmarketable equity securities are included in Other assets in the consolidated balance sheets.

Note 12. Subsequent Events
Subsequent events represent events or transactions occurring after the balance sheet date but before the financial statements are issued. Financial statements are considered “issued” when they are widely distributed to shareholders and others for general use and reliance in a form and format that complies with GAAP. Events occurring subsequent to September 30, 2026 have been evaluated as to their potential impact to the consolidated financial statements.
On October 21, 2026, the Company declared a regular quarterly cash dividend of $0.36 per share, payable November 5, 2026, to stockholders of record on October 31, 2026.

Union Bankshares, Inc. Page 25

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
GENERAL
The following discussion and analysis focuses on those factors that, in management's view, had a material effect on the financial position of the Company as of September 30, 2026 and December 31, 2025, and its results of operations for the three and nine months ended September 30, 2026 and 2025. This discussion is being presented to provide a narrative explanation of the consolidated financial statements and should be read in conjunction with the consolidated financial statements and related notes and with other financial data appearing elsewhere in this filing and with the Company's 2025 Annual Report. In the opinion of the Company's management, the interim unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments and disclosures necessary to fairly present the Company's consolidated financial position and results of operations for the interim periods presented. Management is not aware of the occurrence of any events after September 30, 2026 which would materially affect the information presented.
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

OVERVIEW
Economic conditions during the third quarter of 2026 continued to reflect generally solid economic activity, a stable labor market and elevated inflation. The Federal Open Market Committee ("FOMC") increased the target range for the federal funds rate by 25 bps in September 2026 to 3.75% to 4.00%. At its October 28, 2026 meeting, the FOMC maintained the target range at 3.75% to 4.00%, noting that economic activity was expanding at a "strong pace," domestic spending remained resilient, productivity growth was strong, capital investment was robust and inflation remains elevated. The FOMC also indicated that additional information would help determine the appropriate policy stance to support a timely return of inflation to its 2% objective.
The current macroeconomic and geopolitical environment remains subject to uncertainty, including geopolitical conflicts, tariffs and changes in trade policies, federal government shutdowns, capital markets volatility, and inflation. These and other factors could adversely affect economic conditions, our customers and the Company’s financial condition and results of operations. Despite these uncertainties, the Company experienced continued loan and deposit growth, improved net interest margin and higher net income during 2026, while maintaining regulatory capital ratios above applicable requirements. For additional information regarding risks affecting the Company, see “Part I, Item 1A. Risk Factors” in the Company’s 2025 Annual Report.
Changes in the level and shape of the yield curve continued to affect the Company’s earning-asset yields, funding costs, deposit pricing and mix and the fair value of its investment securities. Net interest income, on a fully tax-equivalent basis, increased $988 thousand, or 8.7%, to $12.4 million for the third quarter of 2026 compared to the same period in 2025, as growth in average earning assets and improved earning-asset yields more than offset increased average funding volumes. The net interest margin increased 11 bps to 3.14% for the quarter, due to improved asset yields and lower funding costs. For further discussion see Results of Operations on page 28.
Total assets increased $19.3 million, or 1.2%, from December 31, 2025 to $1.64 billion at September 30, 2026. Total loans, including loans held for sale, increased $53.0 million, or 4.5%, to $1.23 billion, while total deposits increased $36.5 million, or 3.0%, to $1.25 billion. Credit quality remained generally stable, although nonperforming assets increased modestly to 0.91% of total assets at September 30, 2026 compared to 0.85% at December 31, 2025.
Net unrealized losses on AFS investment securities increased to $52.4 million at September 30, 2026 from $33.1 million at December 31, 2025, primarily reflecting the impact of higher long-term market interest rates on the fair value of fixed-rate securities. Despite the resulting increase in accumulated other comprehensive loss and decrease in stockholders’ equity, accumulated other comprehensive loss does not affect the calculation of the Company's or Union's regulatory capital ratios, and both entities continue to meet all applicable regulatory capital requirements, with Union remaining above the regulatory thresholds required to be considered well capitalized.
Consolidated net income was $3.8 million for the third quarter of 2026 compared to $3.4 million for the same period in 2025, and $9.7 million for the nine months ended September 30, 2026 compared to $8.3 million for the nine months ended September

Union Bankshares, Inc. Page 27

30, 2025. Results for the 2026 periods reflect higher net interest income and lower credit loss expense, partially offset by higher noninterest expenses and, for the third quarter, lower noninterest income.
The following unaudited per share information and key ratios depict several measurements of performance or financial condition at or for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended or At September 30,		Nine Months Ended or At September 30,
	2026	2025	2026	2025
Return on average assets (1)	0.93%	0.89%	0.79%	0.72%
Return on average equity (1)	17.21%	19.11%	15.17%	15.86%
Net interest margin (1)(2)	3.14%	3.03%	3.05%	2.93%
Efficiency ratio (3)	69.70%	70.15%	74.05%	74.43%
Net interest spread (4)	2.71%	2.58%	2.63%	2.47%
Loan to deposit ratio	98.44%	99.09%	98.44%	99.09%
Net loan charge-offs to average loans not held for sale	—%	0.01%	—%	—%
ACL on loans to loans not held for sale	0.70%	0.72%	0.70%	0.72%
Nonperforming assets to total assets (5)	0.91%	0.86%	0.91%	0.86%
Equity to assets	4.82%	4.94%	4.82%	4.94%
Total capital to risk weighted assets (6)	13.56%	12.99%	13.56%	12.99%
Book value per share	$15.94	$16.95	$15.94	$16.95
Basic earnings per share	$0.77	$0.75	$2.03	$1.83
Diluted earnings per share	$0.76	$0.75	$2.01	$1.82
Dividends paid per share	$0.36	$0.36	$1.08	$1.08
Dividend payout ratio (7)	46.75%	48.00%	53.20%	59.02%
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

RESULTS OF OPERATIONS
Net Interest Income. The largest component of the Company’s operating income is net interest income, which represents the difference between interest and dividend income earned on interest earning assets and interest expense incurred on interest bearing liabilities. Net interest income is affected by various factors including, but not limited to, changes in interest rates, loan and deposit pricing strategies, funding strategies, the volume and mix of interest earning assets and interest bearing liabilities, and the level of nonperforming assets. Net interest margin is calculated as the net interest income on a fully tax equivalent basis as a percentage of average interest earning assets.
Interest income, on a fully tax equivalent basis, was $20.6 million for the three months ended September 30, 2026, compared to $19.4 million for the three months ended September 30, 2025, an increase of $1.2 million, or 5.9%. Average interest earning assets increased $74.3 million between periods and the average yield on average earning assets increased 5 bps to 5.20% for the three months ended September 30, 2026 compared to 5.15% for the three months ended September 30, 2025. The increase in interest income was primarily attributable to higher average balances and yields on investment securities and growth in average loans.
Interest income on investment securities, on a fully tax equivalent basis, increased $905 thousand between the three month comparison periods due to an increase in the average yield of 66 bps and an increase in the average balance of the portfolio of

Union Bankshares, Inc. Page 28

$55.2 million. These increases were attributable, in part, to the Company’s strategic purchase of approximately $75.0 million of investment securities AFS during the fourth quarter of 2025 to enhance future cash flows and earnings.
Interest income on loans, on a fully tax equivalent basis, increased $392 thousand between the three month comparison periods due to an increase in the average volume of loans outstanding of $36.2 million, partially offset by a decrease of 4 bps in the average yield. Interest income on loans increased $421 thousand during the three months ended September 30, 2025 due to the recovery of interest from the payoff of loans that previously had been in nonaccrual, which increased the average loan yield 14 bps for the three months ended September 30, 2025.
Interest income on federal funds sold and overnight deposits decreased $161 thousand between the three month comparison periods due to a decrease in the average balance maintained in Union's master account at the FRB and a decrease of 147 bps in the average yield.
Interest expense increased $168 thousand, to $8.2 million for the three months ended September 30, 2026 compared to $8.1 million for the three months ended September 30, 2025, due to higher average funding volumes despite lower average rates paid. Average interest bearing liabilities increased $65.6 million between the three month comparison periods primarily due to increases in average interest bearing deposits and average borrowed funds to support balance sheet growth. Average balance increases were $27.8 million in borrowed funds, $25.8 million in interest bearing checking deposits and $14.1 million in time deposits. These increases were substantially mitigated by decreases of 39 bps in the average rate paid on time deposits and 16 bps in the average rate paid on borrowed funds. Despite the increase in funding volumes, the average rate paid on total interest bearing liabilities decreased 8 bps to 2.49% for the third quarter of 2026 compared to 2.57% for the third quarter of 2025.
Net interest income was $12.4 million, on a fully tax equivalent basis, for the three months ended September 30, 2026 compared to $11.4 million for the three months ended September 30, 2025, an increase of $988 thousand, or 8.7%, primarily attributable to higher average balances and improved yields on interest earning assets, partially offset by higher interest expense associated with increased funding balances. The net interest spread increased 13 bps to 2.71% for the third quarter of 2026, from 2.58% for the same period last year, while the net interest margin increased 11 bps to 3.14% from 3.03% over the same period, reflecting higher average earning asset balances and improved asset yields that outpaced increases in funding costs.
Net interest income was $35.8 million, on a fully tax equivalent basis, for the nine months ended September 30, 2026 compared to $32.6 million for the nine months ended September 30, 2025, an increase of $3.2 million, or 9.7%. The average volume of earning assets increased $82.1 million while the average yield on earning assets increased 5 bps to 5.15% compared to 5.10% for the comparison period. Average loans increased $25.1 million, or 2.2%, to $1.19 billion for the nine months ended September 30, 2026. The $941 thousand increase in interest income on loans between periods resulted from the increase in average loan volume despite a 1 bp decrease in average yield. Interest income on loans increased $563 thousand during the nine months ended September 30, 2025 due to the recovery of interest from the payoff of loans that previously had been in nonaccrual, which increased the average loan yield 6 bps for the nine months ended September 30, 2025.
Between the nine month comparison periods, interest income on investment securities, on a fully tax equivalent basis, increased $2.9 million resulting from an increase in the average balance of the investment portfolio of $59.7 million and an increase in average investment portfolio yield of 69 bps. As noted above, these increases are attributable in part to the strategic decision to purchase approximately $75.0 million of investment securities AFS during the fourth quarter of 2025.
The average balance of interest bearing liabilities increased $79.6 million between the nine month comparison periods, primarily due to increases in average borrowed funds and average interest bearing deposits. Interest expense increased $540 thousand, to $24.9 million for the nine months ended September 30, 2026, compared to $24.4 million for the nine months ended September 30, 2025. The increase in expense resulting from higher funding balances was partially offset by lower average rates paid on savings and money market accounts, time deposits and borrowed funds. The average rate paid on total interest bearing liabilities decreased 11 bps to 2.52% for the nine months ended September 30, 2026 compared to 2.63% for the nine months ended September 30, 2025.
The net interest spread increased 16 bps to 2.63% for the nine months ended September 30, 2026, from 2.47% for the same period last year, reflecting the net effect of the 5 bps increase in the average yield earned on interest earning assets and the 11 bps decrease in the average rate paid on interest bearing liabilities between periods. The net interest margin increased 12 bps to 3.05% for the nine months ended September 30, 2026 compared to 2.93% for the same period in 2025 as a result of the changes discussed above.

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

	Three Months Ended September 30,
	2026			2025
	Average Balance (1)	Interest Earned/ Paid	Average Yield/ Rate	Average Balance (1)	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Average Assets:
Federal funds sold and overnight deposits	$9,373	$31	1.31%	$26,893	$192	2.78%
Interest bearing deposits in banks	7,568	75	3.90%	7,320	77	4.18%
Investment securities (2), (3)	337,006	2,679	3.18%	281,795	1,774	2.52%
Loans, net (2), (4)	1,205,819	17,591	5.79%	1,169,626	17,199	5.83%
Nonmarketable equity securities	12,476	225	7.19%	12,275	203	6.54%
Total interest earning assets (2)	1,572,242	20,601	5.20%	1,497,909	19,445	5.15%
Cash and due from banks	5,533			4,582
Premises and equipment	20,413			20,159
Other assets	25,692			24,400
Total assets	$1,623,880			$1,547,050
Average Liabilities and Stockholders' Equity:
Interest bearing checking accounts	$319,396	$1,084	1.35%	$293,598	$943	1.27%
Savings/money market accounts	335,736	1,009	1.19%	337,912	1,008	1.18%
Time deposits	326,612	2,937	3.57%	312,503	3,119	3.96%
Borrowed funds and other liabilities	303,519	3,003	3.87%	275,712	2,838	4.03%
Subordinated notes	16,327	186	4.51%	16,293	143	3.47%
Total interest bearing liabilities	1,301,590	8,219	2.49%	1,236,018	8,051	2.57%
Noninterest bearing deposits	214,838			219,788
Other liabilities	19,868			19,329
Total liabilities	1,536,296			1,475,135
Stockholders' equity	87,584			71,915
Total liabilities and stockholders’ equity	$1,623,880			$1,547,050
Net interest income		$12,382			$11,394
Net interest spread (2) (5)			2.71%			2.58%
Net interest margin (2) (6)			3.14%			3.03%

Union Bankshares, Inc. Page 30

	Nine Months Ended September 30,
	2026			2025
	Average Balance (1)	Interest Earned/ Paid	Average Yield/ Rate	Average Balance (1)	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Average Assets:
Federal funds sold and overnight deposits	$18,116	$351	2.55%	$22,623	$522	3.04%
Interest bearing deposits in banks	8,090	236	3.89%	7,767	248	4.27%
Investment securities (2), (3)	345,807	8,234	3.18%	286,087	5,346	2.49%
Loans, net (2), (4)	1,189,204	51,205	5.76%	1,164,102	50,264	5.77%
Nonmarketable equity securities	12,940	655	6.77%	11,466	605	7.05%
Total interest earning assets (2)	1,574,157	60,681	5.15%	1,492,045	56,985	5.10%
Cash and due from banks	4,975			4,693
Premises and equipment	19,972			20,198
Other assets	29,705			24,676
Total assets	$1,628,809			$1,541,612
Average Liabilities and Stockholders' Equity:
Interest bearing checking accounts	$331,749	$3,686	1.49%	$300,729	$3,087	1.37%
Savings/money market accounts	369,124	3,963	1.44%	373,040	4,511	1.62%
Time deposits	291,905	7,746	3.55%	287,004	8,489	3.95%
Borrowed funds and other liabilities	303,598	9,025	3.92%	256,017	7,836	4.04%
Subordinated notes	16,319	471	3.86%	16,285	428	3.51%
Total interest bearing liabilities	1,312,695	24,891	2.52%	1,233,075	24,351	2.63%
Noninterest bearing deposits	211,936			220,085
Other liabilities	18,946			18,383
Total liabilities	1,543,577			1,471,543
Stockholders' equity	85,232			70,069
Total liabilities and stockholders’ equity	$1,628,809			$1,541,612
Net interest income		$35,790			$32,634
Net interest spread (2) (5)			2.63%			2.47%
Net interest margin (2) (6)			3.05%			2.93%
_________________
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

Union Bankshares, Inc. Page 31

Tax exempt interest income amounted to $1.5 million and $1.6 million for the three months ended September 30, 2026 and 2025, respectively, and $4.7 million and $5.0 million for the nine months ended September 30, 2026 and 2025, respectively. The following table presents the effect of tax exempt income on the calculation of net interest income, using a marginal federal corporate income tax rate of 21% for the three and nine month comparison periods of 2026 and 2025:

	For The Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in thousands)
Net interest income, as presented	$12,144	$11,156	$35,059	$31,872
Effect of tax-exempt interest
Investment securities	43	35	130	104
Loans	195	203	601	658
Net interest income, tax equivalent	$12,382	$11,394	$35,790	$32,634

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
•changes in rate (change in rate multiplied by prior volume); and
•total change in rate and volume.

Changes attributable to both rate and volume have been allocated proportionately to the change due to volume and the change due to rate.

	Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025 Increase/(Decrease) Due to Change In			Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025 Increase/(Decrease) Due to Change In
	Volume	Rate	Net	Volume	Rate	Net
Interest earning assets:	(Dollars in thousands)
Federal funds sold and overnight deposits	$(89)	$(72)	$(161)	$(95)	$(76)	$(171)
Interest bearing deposits in banks	3	(5)	(2)	11	(23)	(12)
Investment securities	386	519	905	1,246	1,642	2,888
Loans, net	530	(138)	392	1,081	(140)	941
Nonmarketable equity securities	3	19	22	75	(25)	50
Total interest earning assets	833	323	1,156	2,318	1,378	3,696
Interest bearing liabilities:
Interest bearing checking accounts	86	55	$141	$333	$266	$599
Savings/money market accounts	(7)	8	1	(47)	(501)	(548)
Time deposits	137	(319)	(182)	143	(886)	(743)
Borrowed funds	279	(114)	165	1,421	(232)	1,189
Subordinated notes	—	43	43	—	43	43
Total interest bearing liabilities	495	(327)	168	1,850	(1,310)	540
Net change in net interest income	$338	$650	$988	$468	$2,688	$3,156

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

Credit loss expense (benefit) was made up of the following components for the following periods:

	For The Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
			(Dollars in thousands)
Credit loss expense for loans	$207	$127	$182	$748
Credit loss (benefit) expense for off-balance sheet credit exposures	(173)	186	(298)	21
Credit loss expense (benefit), net	$34	$313	$(116)	$769

Noninterest Income. The following table sets forth the components of noninterest income and changes between the three and nine month comparison periods of 2026 and 2025:

	For The Three Months Ended September 30,				For the Nine Months Ended September 30,
	2026	2025	$ Variance	% Variance	2026	2025	$ Variance	% Variance
	(Dollars in thousands)				(Dollars in thousands)
Wealth management income	$327	$297	$30	10.1	$960	$868	$92	10.6
Service fees	1,828	1,793	35	2.0	5,234	5,165	69	1.3
Net gains on sales of loans held for sale	553	700	(147)	(21.0)	1,393	1,569	(176)	(11.2)
Income from Company-owned life insurance	132	328	(196)	(59.8)	379	569	(190)	(33.4)
Income from MSRs, net	—	83	(83)	(100.0)	—	83	(83)	(100.0)
Net gains on disposals of premises and equipment	—	—	—	—	381	—	381	100.0
Other income	27	55	(28)	(50.9)	132	117	15	12.8
Net (losses) gains on other investments	(24)	94	(118)	(125.5)	101	178	(77)	(43.3)
Total noninterest income	$2,843	$3,350	$(507)	(15.1)	$8,580	$8,549	$31	0.4

The significant changes in noninterest income for the three and nine months ended September 30, 2026 compared to the same periods of 2025 are described below:
•Wealth management income. Wealth management income increased as managed fiduciary accounts grew between September 30, 2026 and 2025, as did the value of assets within those accounts.
•Service fees. Service fees increased $35 thousand and $69 thousand during the three and nine months ended September 30, 2026, respectively, primarily due to increases in loan servicing income and overdraft fees, partially offset by a decrease in merchant program fees.
•Net gains on sales of loans held for sale. Residential mortgage loans sold totaled $38.0 million and $94.9 million during the three and nine months ended September 30, 2026, respectively, compared to sales of $46.0 million and $102.8 million during the corresponding periods of 2025. Net gains on residential loan sales decreased $147 thousand and $176 thousand for the three and nine months ended September 30, 2026, respectively compared to 2025, reflecting the lower volume and lower market premiums on loans sold during 2026 compared to 2025.
•Income from Company-owned life insurance. The Company received $197 thousand of death benefit proceeds during the three and nine months ended September 30, 2025, while no death benefit was received during the same periods in 2026.
•Income from MSRs, net. Income from MSRs is derived from servicing rights acquired through the sale of loans on which servicing is retained. Capitalized servicing rights are initially recorded at fair value and amortized in proportion to, and over the period of, the estimated future servicing period of the underlying loans. The amortization of MSRs exceeded the new capitalized MSRs for the three and nine month 2026 comparison periods, with the amortization expense included in Other expenses in the consolidated statements of income. The higher volume of residential loan sales during the 2025 comparison periods discussed above resulted in new capitalized MSRs that exceeded amortization of MSRs by $83 thousand for the three and nine months ended September 30, 2025.

Union Bankshares, Inc. Page 33

•Net gains on disposals of premises and equipment. A $381 thousand gain was recognized on the sale of a previously closed branch property during the second quarter of 2026. No similar gain was recognized during the first nine months of 2025.
•Other income. The Company received $19 thousand of prepayment penalties from the early payoff of loans during the first quarter of 2026 compared to $24 thousand of prepayment penalties received during the three and nine months ended September 30, 2025. In addition, a $15 thousand one-time payment was received during the nine months ended September 30, 2026 that was not received during the same period in 2025.
•Net (losses) gains on other investments. Participants in the 2020 Amended and Restated Nonqualified Excess Plan elect to defer receipt of current compensation from the Company or its subsidiary and select designated reference investments consisting of investment funds. The performance of those funds, over which the Company has no control, resulted in net losses of $24 thousand and net gains of $101 thousand for the three and nine months ended September 30, 2026, respectively, and net gains of $94 thousand and $178 thousand for the three and nine months ended September 30, 2025, respectively.

Noninterest Expenses. The following table sets forth the components of noninterest expenses and changes between the three and nine month comparison periods of 2026 and 2025:

	For The Three Months Ended September 30,				For the Nine Months Ended September 30,
	2026	2025	$ Variance	% Variance	2026	2025	$ Variance	% Variance
	(Dollars in thousands)				(Dollars in thousands)
Salaries and wages	$4,388	$4,436	$(48)	(1.1)	$13,701	$12,432	$1,269	10.2
Employee benefits	1,611	1,406	205	14.6	5,273	4,958	315	6.4
Occupancy expense, net	555	537	18	3.4	1,749	1,736	13	0.7
Equipment expense	1,176	1,095	81	7.4	3,421	3,244	177	5.5
FDIC insurance assessment	337	409	(72)	(17.6)	1,025	1,151	(126)	(10.9)
ATM and debit card expense	371	344	27	7.8	1,031	914	117	12.8
Travel & entertainment	91	70	21	30.0	195	144	51	35.4
Wealth management expenses	148	131	17	13.0	430	393	37	9.4
Advertising and public relations	220	258	(38)	(14.7)	651	584	67	11.5
Loan related expenses	112	126	(14)	(11.1)	441	402	39	9.7
Training and development	50	48	2	4.2	184	152	32	21.1
Electronic banking expense	180	164	16	9.8	519	478	41	8.6
Other expenses	1,373	1,319	54	4.1	4,237	4,066	171	4.2
Total noninterest expense	$10,612	$10,343	$269	2.6	$32,857	$30,654	$2,203	7.2

The significant changes in noninterest expenses for the three and nine months ended September 30, 2026 compared to the same periods in 2025 are described below:
•Salaries and wages. Salaries and wages increased $1.3 million for the nine months ended September 30, 2026 compared to the same period in 2025. The increase was primarily attributable to annual salary adjustments for the fiscal year 2026 and overlap associated with succession planning for retiring employees. Also contributing to the increase was retirement related compensation costs of $362 thousand, including accelerated vesting of long-term incentive awards and a retirement bonus payment, an increase of $130 thousand in the accrual related to incentive plan payments to select officers of Union, and an increase of $145 thousand from the accrual for unused paid time off (PTO) outstanding as of September 30, 2026 related to a fourth quarter 2025 change in the PTO policy. The decrease in salaries and wages for the three months ended September 30, 2026 compared to the same period in 2025 primarily relates to a decrease of $94 thousand in the accrual related to incentive plan payments, a decrease of $47 thousand from the accrual for unused PTO, and a decrease of $9 thousand in commissions, partially offset by annual salary adjustments during the comparison periods.
•Employee benefits. Employee benefit expense increased $205 thousand and $315 thousand during the three and nine month comparison periods, respectively, primarily due to increases in premium expense for the Company's medical and dental insurance plans and 401k plan contribution expense, partially offset by a decrease in the employee benefit expense related to the Company's deferred compensation plans.

Union Bankshares, Inc. Page 34

•Equipment expense. Equipment expense increased during the three and nine month comparison periods primarily due to increases in software license and maintenance costs, accruals for computer operation support and depreciation expense related to equipment replacement purchases.
•FDIC insurance assessment. The FDIC insurance assessment decreased by $72 thousand and $126 thousand during the three and nine month comparison periods, respectively, due to a lower assessment rate, partially offset by the overall growth in net average assets.
•ATM and debit card expense. The increases of $27 thousand and $117 thousand for the three and nine month comparison periods, respectively, are primarily related to increased costs associated with debit card processing compared to the same periods last year.
•Travel and entertainment. The increases of $21 thousand and $51 thousand during the three and nine month comparison periods, respectively, relate to an increase in business related meeting costs and intercompany travel between locations.
•Wealth management expenses. The increases of $17 thousand and $37 thousand during the three and nine month comparison periods, respectively, were primarily attributable to the growth in managed fiduciary accounts and the associated data processing and professional services.
•Advertising and public relations. Advertising and public relations costs increased $67 thousand during the nine months ended September 30, 2026 compared to the same period in 2025 due to a continued focus on additional advertising campaigns and business development activities during 2026 compared to 2025. The decrease in advertising and public relations costs of $38 thousand for the three months ended September 30, 2026 compared to the same period in 2025 primarily relates to the timing of advertising campaigns and business development activities during 2026 compared to 2025.
•Loan related expenses. The changes in loan related expenses for the three and nine month comparison periods relate primarily to loan origination volume and the credit report fees and real estate loan closing costs associated with loan origination activity. The nine month period ended September 30, 2026 also included a $20 thousand increase in the amortization of MSRs.
•Training and development. The increase in training and development expense reflects increased investment in employee training and professional development initiatives during 2026 compared to 2025.
•Electronic banking expenses. The increase in electronic banking expenses during the three and nine month comparison periods is related primarily to increased costs associated with functionality improvements to the online banking platform during 2026.
•Other expenses. Other expenses increased $54 thousand and $171 thousand during the three and nine month comparison periods, respectively, compared to the same periods in 2025 primarily due to increases in deposit related fee expenses, Vermont franchise tax expense, and employee related costs, largely attributable to employee relocation costs.

Provision for Income Taxes. The Company has provided for current and deferred federal income taxes for the three and nine months ended September 30, 2026 and 2025. The Company's net provision for income taxes was $573 thousand and $1.2 million for the three and nine months ended September 30, 2026, respectively, compared to $414 thousand and $666 thousand for the same periods in 2025, respectively, reflecting higher net income year over year. The effective federal corporate income tax rate was 12.2% and 10.3% for the three and nine months ended September 30, 2026, respectively, compared to 9.9% and 7.2% for the same periods in 2025, respectively.
Amortization expense related to limited partnership investments is included as a component of income tax expense and amounted to $475 thousand and $1.4 million for the three and nine months ended September 30, 2026, respectively, compared to $457 thousand and $1.4 million for the same periods in 2025, respectively. These investments provide tax benefits, including tax credits. Low income housing and rehabilitation tax credits with respect to limited partnership investments are also included as a component of income tax expense and amounted to $514 thousand and $1.5 million for the three and nine months ended September 30, 2026, respectively, and $484 thousand and $1.5 million for the three and nine months ended September 30, 2025, respectively.

FINANCIAL CONDITION
At September 30, 2026, the Company had total consolidated assets of $1.64 billion, including gross loans and loans held for sale (total loans) of $1.23 billion, investment securities AFS of $279.9 million, deposits of $1.25 billion, borrowed funds of $271.1 million, subordinated notes of $16.3 million and stockholders' equity of $78.8 million. The Company’s total assets at September 30, 2026 increased $19.3 million, or 1.2%, from $1.62 billion at December 31, 2025, and increased $62.6 million, or 4.0%, compared to September 30, 2025.

Union Bankshares, Inc. Page 35

Federal funds sold and overnight deposits increased $10.4 million, or 136.4%, to $18.1 million as of September 30, 2026, from $7.6 million at December 31, 2025.
Net loans and loans held for sale increased $52.9 million, or 4.5%, to $1.23 billion, representing 74.9% of total assets at September 30, 2026, compared to $1.17 billion, or 72.5% of total assets at December 31, 2025. (See Loans Held for Sale and Loan Portfolio on page 36.)
Total deposits increased $36.5 million, or 3.0%, to $1.25 billion at September 30, 2026, from $1.21 billion at December 31, 2025. Noninterest bearing deposits increased by $1.5 million, or 0.6%, interest bearing deposits decreased by $61.6 million, or 8.5%, while time deposits increased by $96.6 million, or 36.9%. (See Deposits on page 40.)
Borrowed funds at September 30, 2026 were $271.1 million and consisted of $241.1 million of FHLB advances and $30.0 million of borrowings from the FRB. Borrowed funds consisted of $286.5 million of FHLB advances at December 31, 2025. (See Borrowings on page 41.)
Stockholders’ equity decreased from $80.9 million at December 31, 2025 to $78.8 million at September 30, 2026, reflecting an increase of $14.8 million in accumulated other comprehensive loss due to a decrease in the fair market value of the Company's AFS investment securities and cash dividends declared of $5.1 million during the nine months ended September 30, 2026. These decreases were partially offset by net income of $9.7 million for the first nine months of 2026, an increase of $7.4 million due to net proceeds from the issuance of common stock under the Company's at-the-market offering, an increase of $681 thousand from the vesting of stock-based compensation, and a $62 thousand increase due to the issuance of common stock under the DRIP. (See Capital Resources on page 43.)

Loans Held for Sale and Loan Portfolio. Total loans (including loans held for sale) increased $53.0 million, or 4.5%, to $1.23 billion, representing 75.3% of assets at September 30, 2026, from $1.18 billion, representing 72.9% of assets at December 31, 2025. The total loan portfolio at September 30, 2026 increased $53.1 million compared to the September 30, 2025 level of $1.18 billion, which represented 74.9% of assets. The Company’s loans consist primarily of adjustable-rate and fixed-rate mortgage loans secured by 1-to-4 family, multi-family residential or commercial real estate. Real estate secured loans represented $1.07 billion, or 87.1% of total loans at September 30, 2026 and $1.03 billion, or 87.2% of total loans at December 31, 2025. The net change in the Company's loan portfolio from December 31, 2025 (see table below) resulted primarily from an increase in the volume of residential, commercial real estate and municipal loans.
The composition of the Company's loan portfolio, including loans held for sale, as of September 30, 2026 and December 31, 2025 was as follows:

	September 30, 2026		December 31, 2025
Loan Class	Amount	Percent	Amount	Percent
Residential real estate	(Dollars in thousands)
Non-revolving residential real estate	$469,634	38.1	$445,199	37.8
Revolving residential real estate	33,917	2.8	29,075	2.5
Construction real estate
Commercial construction real estate	46,674	3.8	51,347	4.4
Residential construction real estate	51,051	4.1	52,478	4.5
Commercial real estate
Non-residential commercial real estate	367,339	29.9	345,900	29.3
Multi-family residential real estate	98,652	8.0	99,269	8.4
Commercial	30,385	2.5	31,159	2.6
Consumer	2,101	0.1	2,414	0.1
Municipal	126,993	10.3	117,893	10.0
Loans held for sale	5,169	0.4	4,172	0.4
Total loans	1,231,915	100.0	1,178,906	100.0
ACL on loans	(8,601)		(8,407)
Unamortized net loan costs	2,137		2,066
Net loans and loans held for sale	$1,225,451		$1,172,565
The Company originates and sells qualified residential mortgage loans in various secondary market avenues to mitigate long-term interest rate risk and generate fee income, with a majority of sales made to the FHLMC/Freddie Mac, generally with

Union Bankshares, Inc. Page 36

servicing rights retained. At September 30, 2026, the Company serviced a $1.26 billion residential real estate mortgage portfolio, of which $5.2 million was held for sale and approximately $751.0 million of which was serviced for unaffiliated third parties. The Company sold $94.9 million of qualified residential real estate loans to the secondary market during the first nine months of 2026 compared to sales of $102.8 million during the first nine months of 2025.
The Company also originates commercial real estate and commercial loans under various SBA, USDA and State sponsored programs which provide a government agency guaranty for a portion of the loan amount. There was $1.5 million guaranteed under these various programs at September 30, 2026 on an aggregate balance of $2.0 million in subject loans.
The Company serviced $41.5 million of commercial and commercial real estate loans for unaffiliated third parties as of September 30, 2026. This included $40.4 million of commercial and commercial real estate loans the Company originated and participated out to other financial institutions. These loans were participated in the ordinary course of business on a nonrecourse basis, for liquidity or credit concentration management purposes.
The Company capitalizes MSRs for all loans sold with servicing retained. The unamortized balance of MSRs on loans sold with servicing retained was $1.8 million at September 30, 2026, with an estimated market value in excess of the carrying value as of such date. Management periodically evaluates and measures the servicing assets for impairment.
Qualifying residential first lien mortgage loans and certain commercial real estate loans with a combined carrying value of $434.1 million were pledged as collateral for borrowings from the FHLB under a blanket lien at September 30, 2026.

Asset Quality. The Company, like all financial institutions, is exposed to certain credit risks, including those related to the value of the collateral that secures its loans and the ability of borrowers to repay their loans. Consistent application of the Company’s conservative loan policies has helped to mitigate these risks and has been prudent for both the Company and its customers. Management closely monitors the Company’s loan and investment portfolios, OREO and OAO for potential problems and reports to the Company’s and Union’s Board at regularly scheduled meetings. Board approved policies set forth portfolio diversification levels to mitigate concentration risk and the Company sells participations in larger credits to other financial institutions to further mitigate that risk.
Repossessed assets, nonaccrual loans, and loans that are 90 days or more past due are considered to be nonperforming assets. The following table details the composition of the Company's nonperforming assets and amounts utilized to calculate certain asset quality ratios monitored by the Company's management as of the balance sheet dates and September 30, 2025:

	September 30, 2026	December 31, 2025	September 30, 2025
	(Dollars in thousands)
Nonaccrual loans	$14,697	$13,562	$12,987
Loans past due 90 days or more and still accruing interest	173	241	470
Total nonperforming assets	$14,870	$13,803	$13,457

Guarantees of U.S. or state government agencies on the above nonperforming loans	$—	$—	$269
ACL on loans	$8,601	$8,407	$8,397
Net (recoveries) charge-offs	$(12)	$28	$31
Total loans and loans held for sale outstanding	$1,231,915	$1,178,906	$1,178,802
Total average loans outstanding	$1,189,204	$1,167,901	$1,164,102

Union Bankshares, Inc. Page 37

The following table shows trends in certain asset quality ratios monitored by the Company's management as of the balance sheet dates and September 30, 2025:

	September 30, 2026	December 31, 2025	September 30, 2025
	(Dollars in thousands)
ACL on loans to total loans outstanding	0.70%	0.71%	0.71%
ACL on loans to nonperforming loans	57.84%	60.91%	62.40%
ACL on loans to nonaccrual loans	58.52%	61.99%	64.66%
Nonperforming loans to total loans	1.21%	1.17%	1.14%
Nonperforming assets to total assets	0.91%	0.85%	0.86%
Nonaccrual loans to total loans	1.19%	1.15%	1.10%
Delinquent loans (30 days to nonaccruing) to total loans	1.33%	1.49%	1.15%
Net (recoveries) charge-offs to total average loans	—%	—%	—%
Residential real estate	—%	—%	—%
Net recoveries	$(10)	$(16)	$(12)
Total average loans	$487,402	$473,743	$471,290
Commercial	(0.01)%	0.12%	0.11%
Net (recoveries) charge-offs	$(2)	$39	$39
Total average loans	$30,631	$33,246	$33,929
Consumer	—%	0.19%	0.15%
Net charge-offs	$—	$5	$4
Total average loans	$2,243	$2,676	$2,707
All other loan categories did not have charge-offs or recoveries for any of the periods presented above.
There were no loans in process of foreclosure at September 30, 2026 or December 31, 2025. The aggregate interest income not recognized on nonaccrual loans approximated $1.5 million and $791 thousand as of September 30, 2026 and December 31, 2025, respectively.
The Company had loans rated substandard that were on performing status totaling $336 thousand and $531 thousand at September 30, 2026 and December 31, 2025, respectively. In management's view, substandard loans represent a higher degree of risk of becoming nonperforming loans in the future.
Allowance for Credit Losses on Loans. Some of the Company’s loan customers ultimately do not make all of their contractually scheduled payments, requiring the Company to charge off a portion or all of the remaining principal balance due. The Company maintains an ACL to absorb such losses. The level of the ACL on loans at September 30, 2026 represents management's estimate of expected credit losses over the expected life of the loans at the balance sheet date. The Company's policy and methodologies for establishing the ACL on loans, described in the Company's 2025 Annual Report, did not change during the first nine months of 2026. The Company's ACL on loans was $8.6 million and $8.4 million at September 30, 2026 and December 31, 2025, respectively.
The following table reflects activity in the ACL on loans for the three and nine months ended September 30, 2026 and 2025:

	For The Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in thousands)
Balance at beginning of period	$8,390	$8,307	$8,407	$7,680
Charge-offs	—	(42)	—	(46)
Recoveries	4	5	12	15
Net recoveries (charge-offs)	4	(37)	12	(31)
Credit loss expense	207	127	182	748
Balance at end of period	$8,601	$8,397	$8,601	$8,397

Union Bankshares, Inc. Page 38

The following table shows the internal breakdown by risk component of the Company's ACL on loans and the percentage of loans in each category to total loans (net of loans held for sale) at the dates indicated:

	September 30, 2026		December 31, 2025
	Amount	Percent	Amount	Percent
Residential real estate	(Dollars in thousands)
Non-revolving residential real estate	$2,900	38.3	$2,913	37.9
Revolving residential real estate	297	2.8	263	2.5
Construction real estate
Commercial construction real estate	615	3.8	654	4.4
Residential construction real estate	115	4.2	186	4.5
Commercial real estate
Non-residential commercial real estate	4,074	29.9	3,755	29.4
Multi-family residential real estate	254	8.0	239	8.4
Commercial	238	2.5	292	2.7
Consumer	2	0.2	5	0.2
Municipal	106	10.3	100	10.0
Total	$8,601	100.0	$8,407	100.0

Notwithstanding the categories shown in the table above or any specific allocation under the Company's ACL methodology, all funds in the ACL on loans are available to absorb loan losses in the portfolio, regardless of loan category or specific allocation.
Management believes, in its best estimate, that the ACL on loans at September 30, 2026 is appropriate to cover expected credit losses over the expected life of the Company’s loan portfolio as of such date. However, there can be no assurance that the Company will not sustain losses in future periods which could be greater than the size of the ACL on loans at September 30, 2026. In addition, our banking regulators, as an integral part of their examination process, periodically review our ACL. Such agencies may require us to recognize adjustments to the ACL based on their judgments about information available to them at the time of their examination. A large adjustment to the ACL on loans for losses in future periods could require increased credit loss expense to replenish the ACL on loans, which could negatively affect earnings.

Investment Activities. The Company's investment securities classified as AFS, which are carried at fair value, decreased $46.4 million to $279.9 million, comprising 17.1% of total assets at September 30, 2026, compared to $326.3 million, or 20.2% of total assets at December 31, 2025. The decrease between periods is due to returns of principal of $27.1 million and an increase in net unrealized losses of $19.2 million.
Net unrealized losses in the Company’s AFS investment securities portfolio were $52.4 million as of September 30, 2026, compared to net unrealized losses of $33.1 million as of December 31, 2025. The Company’s Accumulated OCI component of stockholders’ equity at September 30, 2026 reflected cumulative net unrealized losses on investment securities of $40.7 million. There were no securities classified as HTM at September 30, 2026 or December 31, 2025. The unrealized losses in the Company's AFS investment securities portfolio are primarily attributable to changes in long-term interest rates which are tied to the pricing indexes for the securities. No declines in value were deemed by management to constitute impairment related to credit losses at September 30, 2026. Deterioration in credit quality and/or imbalances in liquidity that may result from changes in financial market conditions might adversely affect the fair values of the Company’s investment portfolio and the amount of gains or losses ultimately realized on the sale of such securities and may also increase the potential that credit losses may be identified in future periods, resulting in credit loss expense recorded in earnings.
Investment securities AFS with a fair value of $83.7 million and $87.8 million were pledged as collateral for FHLB borrowings and other credit subject to collateralization, public unit deposits or for other purposes as required or permitted by law at September 30, 2026 and December 31, 2025, respectively. Investment securities AFS pledged as collateral for borrowings at the discount window at the FRB consisted of mortgage-backed securities with a fair value of $55.7 million and $9.4 million at September 30, 2026 and December 31, 2025, respectively.

Union Bankshares, Inc. Page 39

Deposits. The following table shows information concerning the Company's average deposits by account type and weighted average nominal rates at which interest was paid on such deposits for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30, 2026			Nine Months Ended September 30, 2025
	Average Balance	Percent of Total Deposits	Average Rate Paid	Average Balance	Percent of Total Deposits	Average Rate Paid
	(Dollars in thousands)
Nontime deposits:
Noninterest bearing deposits	$211,936	17.6	—%	$220,085	18.6	—%
Interest bearing checking accounts	331,749	27.5	1.49%	300,729	25.5	1.37%
Money market accounts	221,430	18.4	2.37%	229,297	19.4	2.60%
Savings accounts	147,694	12.3	0.04%	143,743	12.2	0.04%
Total nontime deposits	912,809	75.8	1.12%	893,854	75.7	1.14%
Total time deposits	291,905	24.2	3.55%	287,004	24.3	3.95%
Total deposits	$1,204,714	100.0	1.71%	$1,180,858	100.0	1.82%
During the first nine months of 2026, average total deposits increased by $23.9 million, or 2.0%, compared to the nine months ended September 30, 2025. The deposit mix has remained consistent between periods. The average balance of total nontime deposits increased $19.0 million between periods primarily due to municipal customers retaining deposit funds for longer periods in the first nine months of 2026 compared to the first nine months of 2025, resulting in increases of $31.0 million in interest bearing checking accounts and $4.0 million in savings accounts, partially offset by decreases of $8.1 million in noninterest bearing deposits and $7.9 million in money market accounts. Average total time deposits increased $4.9 million between periods resulting from a $5.9 million increase in average customer time deposits, partially offset by decreases of $815 thousand in average purchased CDARS deposits and $178 thousand in average retail brokered deposits.
The Company participates in CDARS, which permits it to offer full deposit insurance coverage to its customers by exchanging deposit balances with other CDARS participants. CDARS also provides the Company with an additional source of funding and liquidity through the purchase of deposits. There were $17.1 million and $248 thousand of purchased CDARS deposits at September 30, 2026 and December 31, 2025, respectively. There were $12.6 million and $11.3 million of customer time deposits of $250,000 or less on the balance sheet at September 30, 2026 and December 31, 2025, respectively, which were exchanged with other CDARS participants.
The Company also participates in the ICS program, a service through which it can offer its customers demand or savings deposit products with access to unlimited FDIC insurance, while receiving reciprocal deposits from other FDIC-insured banks. Like the exchange of certificate of deposit accounts through CDARS, exchange of demand or savings deposits through ICS provides a depositor with full deposit insurance coverage of excess balances, thereby helping the Company retain the full amount of the deposit on its balance sheet. As with the CDARS program, in addition to reciprocal deposits, participating banks may also purchase one-way ICS deposits. There were no purchased ICS deposits at September 30, 2026 or December 31, 2025. There were $217.0 million and $270.5 million in exchanged ICS demand and money market deposits on the balance sheet at September 30, 2026 and December 31, 2025, respectively.
At September 30, 2026 there were $93.7 million of retail brokered deposits at a weighted average rate of 4.15% issued under a master certificate of deposit program with a deposit broker for twelve month terms, which provided a supplemental source of funding and liquidity. There were $10.0 million of retail brokered deposits at a weighted average rate of 3.85% issued at December 31, 2025.
Uninsured deposits have been estimated to include deposits with balances greater than the FDIC insurance coverage limit of $250 thousand. This estimate by management is based on the same methodologies and assumptions used for regulatory reporting requirements. At September 30, 2026, the Company had total estimated uninsured deposit accounts totaling $439.9 million, or 35.2% of total deposits. Uninsured deposits include $19.5 million of municipal deposits that were collateralized under applicable state regulations by letters of credit issued by the FHLB at September 30, 2026, as described under Borrowings on page 41.

Union Bankshares, Inc. Page 40

The following table provides a maturity distribution of the Company’s time deposits in amounts in excess of the $250 thousand FDIC insurance limit at September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
	(Dollars in thousands)
Within 3 months	$28,277	$29,593
3 to 6 months	24,325	17,267
6 to 12 months	10,960	21,713
Over 12 months	6,179	523
	$69,741	$69,096

Borrowings. Advances from the FHLB are another key source of funds to support earning assets. These funds are also used to manage the Bank's interest rate and liquidity risk exposures. Borrowed funds included FHLB advances of $241.1 million with a weighted average rate of 3.94% at September 30, 2026 and $286.5 million with a weighted average rate of 4.05% at December 31, 2025. Union is required to invest in $100 par value stock of the FHLB in an amount to satisfy unpaid principal balances on qualifying loans, plus an amount to satisfy an activity based requirement. The stock is nonmarketable, and is redeemable by the FHLB at par value. With the decrease in FHLB advances outstanding at September 30, 2026, the investment in FHLB Class B common stock decreased to $10.9 million at September 30, 2026 compared to $12.2 million at December 31, 2025. Union's investment in FHLB stock is carried at cost in Other assets on the consolidated balance sheets.
The Company has the authority, up to its available borrowing capacity with the FHLB, to collateralize public unit deposits with letters of credit issued by the FHLB. FHLB letters of credit in the amount of $45.6 million and $42.9 million were utilized as collateral for these deposits at September 30, 2026 and December 31, 2025, respectively. The Company's reimbursement obligations to the FHLB relating to these letters of credit are secured by pledged collateral, which reduces the Company's available borrowing capacity with the FHLB. Total fees paid by the Company in connection with the issuance of these letters of credit were $11 thousand and $32 thousand for the three and nine months ended September 30, 2026, respectively, and $12 thousand and $40 thousand for the three and nine months ended September 30, 2025, respectively.
At September 30, 2026, borrowed funds also included a $30.0 million overnight advance from the discount window at the FRB at a weighted average rate of 4.00%. Advances under this program are secured by mortgage-backed securities AFS that have been pledged as collateral at the FRB. There were no outstanding advances from the FRB at December 31, 2025.
In August 2021, the Company completed the private placement of $16.5 million in aggregate principal amount of fixed-to-floating rate subordinated notes due in 2031 to certain qualified institutional buyers and accredited investors. The Notes initially bore interest, payable semi-annually, at the rate of 3.25% per annum, until September 1, 2026. From and including September 1, 2026, the Notes outstanding principal balance bears interest at a floating rate that will reset quarterly to the then current three-month SOFR plus 263 basis points. The Notes are presented in the consolidated balance sheets net of unamortized issuance costs of $167 thousand and $193 thousand at September 30, 2026 and December 31, 2025, respectively.

Commitments, Contingent Liabilities, and Off-Balance-Sheet Arrangements. The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers, to reduce its own exposure to fluctuations in interest rates and to implement its strategic objectives. These financial instruments include commitments to extend credit, standby letters of credit, interest rate caps and floors written on adjustable-rate loans, commitments to participate in or sell loans, commitments to buy or sell securities, certificates of deposit or ot her investment instruments and risk-sharing commitments or guarantees on certain sold loans. Such instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized on the balance sheet. The contractual or notional amounts of these instruments reflect the extent of involvement the Company has in a particular class of financial instruments.
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

Union Bankshares, Inc. Page 41

The following table details the contractual or notional amount of financial instruments that represented credit risk at the balance sheet dates:

	September 30, 2026	December 31, 2025
	2026	2025
	(Dollars in thousands)
Commitments to originate loans	$28,816	$65,558
Unused lines of credit	179,842	174,031
Standby and commercial letters of credit	1,747	1,573
Credit card arrangements	99	125
FHLB Mortgage Partnership Finance credit enhancement obligation, net	1,535	1,233
Commitment to purchase investment in a real estate limited partnership	—	1,000
Total	$212,039	$243,520
Commitments to originate loans are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Loan commitments generally have a fixed expiration date or other termination clause and may require payment of a fee. Since many of the loan commitments are expected to expire without being drawn upon and not all credit lines will be utilized, the total commitment amounts do not necessarily represent future cash requirements. Lines of credit incur seasonal volume fluctuations due to the nature of some customers' businesses, such as tourism. The decrease in commitments to originate loans at September 30, 2026 from December 31, 2025 is primarily attributable to a decrease in commercial real estate construction loan commitments.
The Company did not hold any derivative or hedging instruments at September 30, 2026 or December 31, 2025.
In addition to commitments with credit risk arising from the Company’s financial instruments, in the normal course of business the Company enters into other types of contractual arrangements from time to time that represent off-balance sheet commitments such as contracts for the purchase or lease of property, including real property for its banking premises.
The Company records an ACL on off-balance sheet credit exposures through a charge or credit to Credit loss expense (benefit) on the consolidated statements of income to account for the change in the ACL on off-balance sheet exposures between reporting periods. The ACL on off-balance sheet credit exposures totaled $792 thousand and $1.1 million at September 30, 2026 and December 31, 2025, respectively, and was included in Accrued interest and other liabilities on the consolidated balance sheets. There was $173 thousand and $298 thousand of credit loss benefit recorded on off-balance sheet credit exposures for the three and nine months ended September 30, 2026, respectively, and $186 thousand and $21 thousand of credit loss expense recorded for the three and nine months ended September 30, 2025, respectively.

Liquidity. Liquidity is a measurement of the Company’s ability to meet potential cash requirements, including ongoing commitments to fund deposit withdrawals, repay borrowings, fund investment and lending activities, purchase and lease commitments, and for other general business purposes. The primary objective of liquidity management is to maintain a balance between sources and uses of funds to meet our cash flow needs in the most economical and expedient manner. The Company’s principal sources of funds are deposits; wholesale funding options including purchased deposits, amortization, prepayment and maturity of loans, investment securities, interest bearing deposits and other short-term investments; sales of AFS securities and loans held for sale; earnings; and funds provided from operations. Contractual principal repayments on loans have been a relatively predictable source of funds. Deposit flows and loan and investment prepayments are less predictable and can be significantly influenced by market interest rates, economic conditions, and rates offered by our competitors. Managing liquidity risk is essential to maintaining both depositor confidence and earnings stability.
As of September 30, 2026, Union, as a member of FHLB, had access to unused lines of credit up to $47.4 million over and above the $289.5 million in combined outstanding FHLB borrowings and other credit subject to collateralization, subject to the purchase of required FHLB Class B common stock and evaluation by the FHLB of the underlying collateral available. This line of credit can be used for either short-term or long-term liquidity or other funding needs.
Union also maintains an IDEAL Way Line of Credit with the FHLB. The total line available was $551 thousand at September 30, 2026. There were no borrowings against this line of credit as of such date. Interest on this line is chargeable at a rate determined by the FHLB and payable monthly. Should Union utilize this line of credit, qualified portions of the loan and investment portfolios would collateralize these borrowings.
In addition to its borrowing arrangements with the FHLB, Union maintains a pre-approved federal funds line of credit totaling $15.0 million with an upstream correspondent bank, a master brokered deposit agreement with a brokerage firm, and one-way buy options with CDARS and ICS. At September 30, 2026, there were $93.7 million in retail brokered deposits issued under a

Union Bankshares, Inc. Page 42

master certificate of deposit program with a broker, and $17.1 million in purchased CDARS deposits. There were no purchased ICS deposits or outstanding advances on the correspondent line at September 30, 2026.
Union's investment and residential loan portfolios also provide a significant amount of contingent liquidity that could be accessed in a reasonable time period through sales of those portfolios. Additional contingent liquidity sources are available with further access to the brokered deposit market and the FRB discount window. As of September 30, 2026, there was a $30.0 million advance outstanding from the FRB discount window, which was utilized based on prevailing pricing and liquidity considerations. These sources are incorporated into our contingent liquidity planning. Management believes the Company has sufficient liquidity to meet all reasonable borrower, depositor, and creditor needs in the present economic environment. However, any projections of future cash needs and flows are subject to substantial uncertainty, including factors outside the Company's control.

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
On May 20, 2025, the Company and Union entered into an Equity Distribution Agreement with Piper Sandler & Co., as sales agent, pursuant to which the Company may sell from time to time shares of the Company's common stock, par value $2.00, having an aggregate gross sale price of up to $40,000,000. Sales of common stock under the Equity Distribution Agreement may be made in any transactions that are deemed to be "at-the-market offerings" as defined in Rule 415(a)(4) under the Securities Act, or subject to the Company's consent, in privately negotiated transactions. The shares offered and sold in the offering have been registered by the Company under the Securities Act. There were no shares issued during the three months ended September 30, 2026. During the nine months ended September 30, 2026, the Company issued 327,806 shares for aggregate gross sale proceeds of $7.7 million, at an average gross sales price of $23.51 per share, which yielded net proceeds to the Company of $7.4 million, after issuance costs, including sales commissions equal to 3% of gross sales proceeds. From the inception of the Equity Distribution Agreement through September 30, 2026, 384,066 shares of the Company's common stock were issued under the offering. As of September 30, 2026, approximately $30.8 million remains available for issuance under the offering.
In August 2021, the Company completed the private placement of $16.5 million in aggregate principal amount of fixed-to-floating rate subordinated notes due in 2031 to certain qualified institutional buyers and accredited investors. The Notes were structured to qualify as Tier 2 capital for the Company under regulatory capital guidelines for bank holding companies during the first five years after issuance. Effective September 1, 2026, Tier 2 capital treatment will decline by 20% per year. Proceeds from the sale of the Notes were utilized primarily to provide additional Tier 1 capital to Union to support its growth and for other general corporate purposes.
Stockholders’ equity decreased from $80.9 million at December 31, 2025 to $78.8 million at September 30, 2026, reflecting an increase of $14.8 million in accumulated other comprehensive loss due to a decrease in the fair value of the Company's AFS investment securities and cash dividends declared of $5.1 million during the nine months ended September 30, 2026. These decreases were partially offset by net income of $9.7 million for the first nine months of 2026, an increase of $7.4 million due to net proceeds from the issuance of common stock under the Company's at-the-market offering, an increase of $681 thousand from the vesting of stock-based compensation, and a $62 thousand increase due to the issuance of common stock under the DRIP. The components of other comprehensive income are illustrated in Note 10 of the unaudited consolidated financial statements.
The Company has 7,500,000 shares of $2.00 par value common stock authorized. As of September 30, 2026, the Company had 5,415,605 shares issued, of which 4,946,715 were outstanding and 468,890 were held in treasury.
In December 2024, the Company's Board reauthorized for 2025 and 2026 a limited stock repurchase plan that was initially established in May of 2010. The limited stock repurchase plan allows the repurchase of up to a fixed number of shares of the Company's common stock each calendar quarter in open market purchases or privately negotiated transactions, as management deems advisable and as market conditions may warrant. The repurchase authorization for a calendar quarter (currently 2,500 shares) expires at the end of that quarter to the extent it has not been exercised, and is not carried forward into future quarters. The quarterly repurchase authorization expires on December 31, 2026, unless reauthorized. The Company had no repurchases under this program during the first nine months of 2026.
The Company maintains a DRIP whereby registered stockholders may elect to reinvest cash dividends and make optional cash contributions to purchase additional shares of the Company's common stock. The Company has reserved 200,000 shares of its

Union Bankshares, Inc. Page 43

common stock for issuance and sale under the DRIP. As of September 30, 2026, 18,359 shares of stock had been issued from treasury stock under the DRIP.
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
As shown in the table below, as of September 30, 2026, both the Company and Union met all capital adequacy requirements to which they are subject and Union exceeded the requirements for a "well capitalized" bank under the FDIC's Prompt Corrective Action framework. There were no conditions or events between September 30, 2026 and the date of this report that management believes have changed either company’s regulatory capital category.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of September 30, 2026	Amount	Ratio	Amount	Ratio	Amount	Ratio
Company:	(Dollars in thousands)
Total capital to risk weighted assets	$139,758	13.56%	$82,453	8.00%	N/A	N/A
Tier 1 capital to risk weighted assets	117,298	11.38%	61,844	6.00%	N/A	N/A
Common Equity Tier 1 to risk weighted assets	117,298	11.38%	46,383	4.50%	N/A	N/A
Tier 1 capital to average assets	117,298	7.06%	66,458	4.00%	N/A	N/A

Union:
Total capital to risk weighted assets	$142,354	13.82%	$82,405	8.00%	$103,006	10.00%
Tier 1 capital to risk weighted assets	132,960	12.91%	61,794	6.00%	82,392	8.00%
Common Equity Tier 1 to risk weighted assets	132,960	12.91%	46,345	4.50%	66,943	6.50%
Tier 1 capital to average assets	132,960	8.01%	66,397	4.00%	82,996	5.00%
Dividends paid by Union are the primary source of funds available to the Company for payment of dividends to its stockholders. Union is subject to certain requirements imposed by federal banking laws and regulations, which among other things, establish minimum levels of capital and restrict the amount of dividends that may be distributed by Union to the Company.
Quarterly cash dividends of $0.36 per share were paid during the third quarter of 2026 and were declared in October for the fourth quarter, payable on November 5, 2026 to stockholders of record on October 31, 2026.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Omitted, in accordance with the regulatory relief available to smaller reporting companies in SEC Release Nos. 33-10513 (effective September 10, 2018).

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer, with the assistance of the Disclosure Control Committee, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2026. Based on this evaluation, they concluded that those disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and

Union Bankshares, Inc. Page 44

forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files with the Commission is accumulated and communicated to the Company’s management, including its principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required information.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
There were no repurchases of the Company's equity securities, nor any sales of unregistered securities, during the quarter ended September 30, 2026.

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
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the unaudited consolidated balance sheets, (ii) the unaudited consolidated statements of income for the three and nine months ended September 30, 2026 and 2025, (iii) the unaudited consolidated statements of comprehensive income for the three and nine months ended September 30, 2026 and 2025, (iv) the unaudited consolidated statements of changes in stockholders' equity, (v) the unaudited consolidated statements of cash flows and (vi) related notes.

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

Union Bankshares, Inc.

November 9, 2026	/s/ Jeffrey F. Weidley
Jeffrey F. Weidley
Director, President and Chief Executive Officer

November 9, 2026	/s/ Carrie R. Locklin
Carrie R. Locklin
Chief Financial Officer
(Principal Financial Officer)

Union Bankshares, Inc. Page 46